Form 10-Q
period 2011-06-30
SOLAZYME INC
filed 2011-08-05
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 001-35189

Solazyme, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-1077078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Solazyme, Inc.

225 Gateway Boulevard

South San Francisco, CA 94080

(650) 780-4777

(Address and telephone number principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.001 par value per share	59,669,491 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$197,407	$32,497
Marketable securities	69,047	49,533
Accounts receivable	1,804	670
Unbilled revenues	3,188	3,467
Inventories	2,402	—
Prepaid expenses and other current assets	4,124	1,816

Total current assets	277,972	87,983
Property, plant and equipment — net	19,602	5,693
Other assets	306	308

Total assets	$297,880	$93,984

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,995	$6,137
Accrued liabilities	5,839	4,320
Current portion of long-term debt	3,779	50
Deferred revenue	1,193	1,363
Preferred stock warrant liability	—	2,961
Other current liabilities	72	—

Total current liabilities	15,878	14,831
Other liabilities	601	728
Long-term debt	16,698	179

Total liabilities	33,177	15,738

Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series A preferred stock, par value $0.001 — -0- and 7,810,402 shares authorized as of June 30, 2011 and December 31, 2010, respectively; -0- and 7,746,297 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation value: $3,021 at December 31, 2010)	—	2,991
Series B preferred stock, par value $0.001 — -0- and 8,902,946 shares authorized as of June 30, 2011 and December 31, 2010, respectively; -0- and 8,581,037 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation value: $8,663 at December 31, 2010)	—	8,645
Series C preferred stock, par value $0.001 — -0- and 11,431,131 shares authorized as of June 30, 2011 and December 31, 2010, respectively; -0- and 11,431,131 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation value: $57,585 at December 31, 2010)	—	56,943
Series D preferred stock, par value $0.001 — -0- and 6,775,661 shares authorized as of June 30, 2011 and December 31, 2010, respectively; -0- and 6,775,660 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation value: $60,000 at December 31, 2010)	—	59,734

	—	128,313

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 — 5,000,000 and -0- shares authorized at June 30, 2011 and December 31, 2010, respectively; -0- shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001 — 150,000,000 and 60,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 59,457,105 and 12,067,090 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	59	12
Additional paid-in capital	341,793	4,393
Notes receivable from stockholders	—	(1,597)
Accumulated other comprehensive loss	(20)	(40)
Accumulated deficit	(77,129)	(52,835)

Total stockholders’ equity (deficit)	264,703	(50,067)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$297,880	$93,984

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Research and development programs	$6,092	$4,410	$11,491	$10,168
Product revenue	1,306	—	3,649	—

Total revenues	7,398	4,410	15,140	10,168

Operating expenses
Cost of product revenue	374	—	1,038	—
Research and development	9,676	6,685	17,826	12,581
Sales, general and administrative	10,955	3,954	17,064	7,084

Total operating expenses	21,005	10,639	35,928	19,665

Loss from operations	(13,607)	(6,229)	(20,788)	(9,497)
Other income (expense)
Interest and other income	(52)	46	338	79
Interest expense	(132)	(140)	(147)	(219)
Loss from change in fair value of warrant liabilities	(3,154)	—	(3,637)	(638)

Total other income (expense)	(3,338)	(94)	(3,446)	(778)

Net loss	(16,945)	(6,323)	(24,234)	(10,275)
Accretion on redeemable convertible preferred stock	(24)	(34)	(60)	(70)

Net loss attributable to Solazyme, Inc. common stockholders	$(16,969)	$(6,357)	$(24,294)	$(10,345)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.61)	$(0.55)	$(1.22)	$(0.92)

Weighted-average number of common shares used in loss per share computation, basic and diluted	27,673,231	11,524,156	19,959,863	11,195,058

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

Unaudited

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(24,234)	$(10,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	383
Loss on disposal of property and equipment	5	—
Accretion (amortization) of premium/discount on marketable securities	471	181
Amortization of debt discount	24	60
Amortization of loan fees	3	—
Noncash interest expense (income) — net	(4)	(22)
Issuance of common stock in connection with professional services rendered	16	—
Issuance of common stock warrant in connection with professional services	—	6
Stock-based compensation expense	5,022	611
Revaluation of preferred stock warrant liability	3,637	638
Changes in operating assets and liabilities:
Accounts receivable	(1,134)	1,611
Unbilled revenue	279	—
Inventories	(2,402)	—
Prepaid expenses and other current assets	(2,287)	(69)
Other assets	69	(4)
Accounts payable	(1,754)	(686)
Accrued liabilities	1,375	(104)
Deferred revenue	(170)	(853)
Other current and long-term liabilities	(16)	369

Net cash used in operating activities	(20,427)	(8,154)

Investing activities:
Purchases of property, plant and equipment	(10,135)	(1,143)
Proceeds received from sale of equipment	290	—
Purchases of marketable securities	(54,995)	(10,473)
Proceeds from sales of marketable securities	220	—
Maturities of marketable securities	34,797	10,000
Restricted cash	(50)	(162)

Net cash used in investing activities	(29,873)	(1,778)

Financing activities:
Repayments under loan agreements	(25)	(1,847)
Proceeds from the issuance of convertible preferred stock	—	47,800
Payment for equity financing costs	—	(188)
Proceeds from the issuance of common stock, net of repurchases	344	282
Early exercise of stock options subject to repurchase	(39)	110
Payments received on promissory notes to stockholders	1,601	—
Proceeds from borrowings under loan agreements	15,000	—
Deferred loan costs/fees	(90)	—
Proceeds from exercise of common and preferred stock warrants	37	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	201,236	—
Offering costs	(2,917)	—

Net cash provided by financing activities	215,147	46,157

Effect of exchange rates on cash and cash equivalents	63	—

Net increase in cash and cash equivalents	164,910	36,225
Cash and cash equivalents — Beginning of period	32,497	19,845

Cash and cash equivalents — End of period	$197,407	$56,070

Supplemental disclosures of cash flow information:
Interest paid in cash	$15	$156

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$60	$70

Capital assets in accounts payable and accrued liabilities	$806	$277

Accrued offering costs	$1,263	$—

Addition of land, building and equipment under notes payable	$5,248	$265

Change in unrealized gain (loss) on investments	$43	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$128,373	$—

Reclassification of preferred stock warrant liability	$6,598	$—

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$4,180	$—

See accompanying notes to the condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share and per share amounts

Unaudited

	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Preferred Stock Warrant	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2010	34,534,125	$128,313	—	—	12,067,090	$12	$4,393	—	$(1,597)	$(40)	$(52,835)	$(50,067)
Issuance of common stock to consultant for services rendered					2,000		16					16
Issuance of common stock upon exercise of stock options					432,182		344					344
Restricted stock issued to nonemployees related to services performed					27,500		383					383
Stock-based compensation related to employees							1,484					1,484
Stock-based compensation related to nonemployees							3,156					3,156
Interest earned on stockholder promissory notes									(4)			(4)
Accretion of redeemable convertible preferred stock		60									(60)	(60)
Payments received on notes receivable from stockholders									1,601			1,601
Shares issued for initial public offering, net of offering costs					12,021,250	12	197,044					197,056
Conversion of redeemable convertible preferred stock at initial public offering	(34,534,125)	(128,373)			34,534,125	35	128,338					128,373
Conversion of preferred stock warrant to redeemable convertible preferred stock at initial public offering	303,855											—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	(303,855)				303,855							—
Exercise of preferred stock warrant					64,103		25					25
Conversion of convertible preferred stock warrants to common stock and common stock warrants							6,598					6,598
Exercise of common stock warrants					5,000		12					12
Components of comprehensive loss
Change in unrealized loss on marketable securities										(43)		(43)
Foreign currency translation adjustment										63		63
Net loss											(24,234)	(24,234)

Comprehensive loss												(24,214)

June 30, 2011	—	$—	—	$—	59,457,105	$59	$341,793	$—	$—	$(20)	$(77,129)	$264,703

See accompanying notes to the condensed consolidated financial statements

SOLAZYME, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. The Company’s renewable products can replace or enhance oils derived from the world’s three existing sources-petroleum, plants, and animal fats. The Company tailors the composition of its oils to address specific customer requirements, offering superior performance characteristics at a competitive cost compared to conventional oils. The Company has pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding the Company’s proprietary oil-producing microalgae plant sugars in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis” in contrast to the traditional open-pond approaches. The Company’s platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the longer term. In addition, the Company’s platform allows it to produce and sell bioproducts that are made from the protein, fiber and other compounds produced by microalgae.

On June 2, 2011, the Company completed its initial public offering, issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of $201.2 million, after deducting underwriting discounts and commissions of $15.1 million. Additionally, the Company incurred offering costs of $4.2 million related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 34,534,125 shares of common stock and the outstanding Series B redeemable convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

The Company expects ongoing losses as it continues scale-up activities, expands research and development activities and supports commercialization activities for the Company’s products. The Company plans to meet its capital requirements primarily from existing cash, cash equivalents and marketable securities, through equity financing, collaborative agreements and, if necessary, the issuance of debt securities.

The industry in which the Company is involved is highly competitive and is characterized by the risks of changing technologies, market conditions, and regulatory requirements. Penetration into new markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors, including the technological quality, price, and performance of its products and services relative to those of its competitors, scaling up of production for commercial sale, ability to secure adequate project financing at appropriate terms, and the nature of regulation in those markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2010 filed with the SEC. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for other interim periods or for future years.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), which had operations beginning in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (Note 6) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

In October 2010, the Company entered into a joint venture with Therabotanics, LLC, in connection with the marketing and sale of a skin-care product line. The joint venture will manufacture, promote and sell the product line through direct response marketing. The joint venture is owned 50% by the Company and 50% by Therabotanics. The Company is obligated to provide initial funding for the infomercial production, and Therabotanics will provide initial working capital. The joint venture had no results of operations for the three and six months ended June 30, 2011.

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The JV is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 17 in the Notes to the Condensed Consolidated Financial Statements).

Use of Estimates — Financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Significant Risks and Uncertainties —The Company’s failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon the Company’s planned future expansion or expenditures, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, government programs or public or private debt or equity financings, and may also seek to reduce expenses related to the Company’s operations. There can be no assurance that any financing will be available or on terms acceptable to management.

Foreign Currency Translation — The assets and liabilities of our foreign subsidiary, where the local currency is the functional currency, is translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents — All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents consist of money market funds, U.S. Treasury securities and corporate bonds.

Marketable Securities — Investments with original maturities greater than three months that mature less than one year from the condensed consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in asset-backed securities, mortgage-backed securities, corporate bonds, U.S. Government Agency bonds, municipal bonds, floating rate bonds, collateralized mortgage obligations and commercial paper. The Company classifies its marketable securities as available-for-sale or held-to-maturity. Marketable securities classified as available-for-sale are recorded at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Marketable securities classified as held-to-maturity are recorded at amortized cost in the condensed consolidated balance sheets. Marketable securities classified as available-for-sale and held-to-maturity are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit — The Company maintained certificates of deposits in the amount of $287,000 as of December 31, 2010. These certificates of deposits were pledged as collateral for a $237,000 letter of credit related to the Company’s facility lease and a $50,000 letter of credit that secures a bank guaranty. The $237,000 and $50,000 restricted certificates of deposits were classified in other long-term assets and prepaid and other current assets, respectively, as of December 31, 2010.

In the six months ended June 30, 2011, the $50,000 letter of credit that secured a bank guaranty expired. The Company’s restricted certificate of deposit of $237,000, related to its facility lease, was classified in other long-term assets as of June 30, 2011.

Deferred Offering Costs — Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs were charged against the proceeds received from the Company’s initial public offering that closed in June 2011.

Accounts Receivable — Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of June 30, 2011 and December 31, 2010, as the Company expected full collection of the accounts receivable balances. The Company’s customer payment terms related to sales of Algenist™ products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euro. The Company began reserving for estimated product returns as reductions of accounts receivable and product revenues in the first quarter of 2011. The Company monitors actual return history and will reassess its return reserve as returns experience develops.

Unbilled Revenues — Unbilled revenues represent fees earned but not yet billed under certain research and development programs.

Fair Value of Financial Instruments — The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on, or derived from, observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for debt with similar terms, the carrying value of notes payable approximates fair value.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivables and restricted certificates of deposit. The Company places its cash equivalents and investments with high credit quality financial institutions and by policy limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the condensed consolidated balance sheet, statements of operations and cash flows. The Company had two customers accounting for 98% of the receivable balance as of December 31, 2010. The Company had four customers accounting for 94% of the receivable balance as of June 30, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of June 30, 2011, $0.6 million of the Company’s total accounts receivable balance related to product sales.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of Algenist™ products, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated ranges of useful lives:

Asset classification	Estimated useful life
Lab equipment	3 – 7 years
Building	20 years
Plant equipment	7 – 10 years
Computer equipment and software	3 – 5 years
Leasehold improvements	Shorter of useful life or life of lease
Furniture and fixtures	7 years
Automobiles	5 years

Long-Lived Assets — The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the three and six month periods ended June 30, 2011 and 2010, respectively.

Redeemable Convertible Preferred Stock —As redemption of the convertible preferred stock through liquidation was outside the Company’s control, all shares of convertible preferred stock have been presented outside of stockholders’ deficit in the Company’s condensed consolidated balance sheets. All series of convertible preferred stock are collectively referred to in the condensed consolidated financial statements as convertible preferred stock. All outstanding shares of redeemable convertible preferred stock were converted to common stock upon the closing of the Company’s initial public offering on June 2, 2011.

Redeemable Convertible Preferred Stock Warrant Liability — Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the condensed consolidated balance sheet at fair value. The Company estimated the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of the Company’s equity stock and related warrants. The assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants were highly judgmental. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the loss from the change in fair value of warrant liabilities in the accompanying condensed consolidated statements of operations. The liability was adjusted for changes in fair value until the conversion of the underlying redeemable convertible preferred stock into common stock and common stock warrants prior to the close of Company’s initial public offering in June 2011, at which time the redeemable convertible preferred stock warrants were reclassified to stockholders’ equity (deficit).

Segment Reporting — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through June 30, 2011.

Revenue Recognition — Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company’s primary sources of revenues are revenues from research and development programs and product sales. If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Research and development programs consist of the following:

•

Government Programs — Revenues from research and development programs with governmental entities generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government program activities were provided have been met and only perfunctory obligations are outstanding.

•

Collaborative Research and Development — Collaborative research and development programs with commercial and strategic partners typically provide the Company with multiple revenue streams, which may include up-front non-refundable fees for licensing and reimbursement for research and development activities; cost reimbursement fees may include reimbursement for full-time employee equivalents (“FTE”), contingent milestone payments upon achievement of contractual criteria, licensing fees and commercialization royalty fees. Such revenues are recognized as the services are performed over a performance period, as specified in the respective agreements with the non-governmental entities. To date, payments received are not refundable. The research and development period is estimated at the inception of each agreement and is periodically evaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. To date, upfront payments received upon execution of such agreements, including license fees, have been recorded as deferred revenue upon receipt and have not been considered a separate unit of accounting. When up-front payments are combined with funded research services in a single unit of accounting, the Company recognizes the up-front payments using the proportional performance method of revenue recognition based upon the actual amount of research and development labor hours and research expenses incurred relative to the amount of the total expected labor hours and research expenses estimated to be incurred, but not greater than the amount of the research and development program fee as specified under such agreements. The Company is required to make estimates of total labor hours and research and development expenses required to perform the Company’s obligations under each research and development program; the Company evaluates the appropriate period based on research progress attained and reevaluates the period when significant changes occur.

Product Revenue — Product revenue is recognized from the sale of Algenist™ products, when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfers to the customer; the price is fixed or determinable; and collectability is reasonably assured. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have a three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary.

Research and Development — Research and development costs are expensed as incurred and includes costs associated with research performed pursuant to research and development programs with governmental entities and commercial and strategic partners (“partners”). Research and development costs include, but are not limited to, personnel and related expenses, laboratory supplies, and scale-up research manufacturing and consulting costs. The Company’s research and development programs are undertaken to advance its overall industrial biotechnology platform that enables the Company to produce cost-effective tailored, high-value oils. Although the Company’s partners fund certain development activities, the partners benefit from advances in the Company’s technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of the Company’s total research and development related activity.

Patent Costs — All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal costs incurred are recorded in selling, general and administrative expenses.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because of our net operating loss carryforwards, none of the unrecognized tax benefits through June 30, 2011, if recognized, would affect the Company’s effective tax rate.

Comprehensive Loss — The Company reports comprehensive loss, and its components, on the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss consists of net loss and unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustment.

The components of accumulated other comprehensive loss is as follows (in thousands):

	June 30, 2011	December 31, 2010

Unrealized loss on available for sale securities	$(83)	$(40)
Foreign currency translation adjustment	63	—

Total accumulated other comprehensive loss	$(20)	$(40)

Stock-Based Compensation — The Company accounts for stock-based compensation arrangements with employees using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The Company accounts for restricted stock awards issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s condensed consolidated statements of operations during the period the related services are rendered.

Net Loss per Share Attributable to Solazyme, Inc. Common Stockholders — Basic net loss per share attributable to Solazyme, Inc. common stockholders is computed by dividing the Company’s net loss attributable to Solazyme, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to Solazyme, Inc. common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock, warrants and convertible preferred stock. Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(16,969)	$(6,357)	$(24,294)	$(10,345)

Denominator
Weighted-average number of common shares outstanding	27,833,578	11,978,627	20,186,430	11,555,469
Less: Weighted average shares subject to repurchase	(160,347)	(454,471)	(226,567)	(360,411)

Denominator: Basic and diluted	27,673,231	11,524,156	19,959,863	11,195,058

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.61)	$(0.55)	$(1.22)	$(0.92)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	June 30,
	2011	2010
Period-end options to purchase common stock	7,065,098	3,916,874
Period-end common stock subject to repurchase	163,943	456,623
Warrants to purchase convertible preferred stock	—	386,012
Warrants to purchase common stock	1,000,000	5,000
Convertible preferred stock (on an as if converted basis)	—	33,156,412

Total	8,229,041	37,920,921

Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, which requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements, which will be effective for fiscal years beginning after December 15, 2010. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends guidance on subsequent events. This amendment removes the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. All of the amendments in this ASU are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. Companies will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU No. 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU No. 2011-05.

3. MARKETABLE SECURITIES

Marketable securities classified as held-to-maturity and available-for-sale consisted of the following (in thousands):

	June 30, 2011
Held to maturity investments maturing within six months:	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value
Corporate Bond	$5,105	$—	$(6)	$5,099

	June 30, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Government and agency securities	$20,296	$5	$—	$20,301
Asset-backed securities	17,195		(11)	17,184
Corporate bonds	16,774		(4)	16,770
Mortgage-backed securities	6,298		(80)	6,218
Floating rate notes	1,212		(3)	1,209
Municipal bonds	1,205	8		1,213
Commercial paper	697	1		698
Collateralized mortgage obligations	298	1		299
Certificates of deposit	50			50

	$64,025	$15	$(98)	$63,942

	December 31, 2010
Held-to-maturity investments maturing within three months	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value
U.S. Treasury security	$4,999	$—	$—	$4,999
Corporate bonds	15,089	—	(7)	15,082

Total held-to maturity investments	$20,088	$—	$(7)	$20,081

	December 31, 2010
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset-backed securities	$7,937	$1		$7,938
Mortgage-backed securities	7,866		(39)	7,827
Corporate bonds	7,302		(3)	7,299
Government and agency securities	4,074	3		4,077
Municipal bonds	1,205			1,205
Floating rate note	729		(2)	727
Collateralized mortgage obligations	262			262
Certificate of deposit	110			110

	$29,485	$4	$(44)	$29,445

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity (in thousands):

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$23,735	$23,739	$26,161	$26,157
Due in 1 — 2 years	16,720	16,716	7,286	7,282
Due in 2 — 3 years	6,809	6,810	3,500	3,502
Due in 3 — 4 years	8,281	8,264	2,881	2,879
Due in 4 — 9 years	6,230	6,226	2,604	2,603
Due in 9 — 20 years	3,976	3,968	2,756	2,749
Due in 20 — 33 years	3,379	3,318	4,385	4,354

	$69,130	$69,041	$49,573	$49,526

Realized gains and losses from sales and maturities of marketable securities were not significant in any period presented.

The Company did not have any other-than-temporary declines in the fair value of its marketable securities during any period presented.

Marketable securities classified as held-to-maturity and available-for-sale are carried at amortized cost and fair value, respectively, as of June 30, 2011 and December 31, 2010.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2011 by level within the fair value hierarchy (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents — money market funds	$151,788	$—	$—	$151,788
Marketable securities — available-for-sale	—	69,047	—	69,047

Total	$151,788	$69,047	$—	$220,835

Financial Liability
Preferred stock warrant liability	$—	$—	$—	$—

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents — money market funds	$24,078	$—	$—	$24,078
Marketable securities — available-for-sale	—	29,445	—	29,445

Total	$24,078	$29,445	$—	$53,523

Financial Liability
Preferred stock warrant liability	$—	$—	$2,961	$2,961

The change in the value of the preferred stock warrant liability is summarized below (in thousands):

Fair value at December 31, 2010	$2,961
Change in fair value recorded as a loss from change in fair value of warrant liabilities	3,637
Conversion of preferred stock warrants to common stock or common stock warrants	(6,598)

Fair value at June 30, 2011	$—

The Company had no transactions measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the condensed consolidated balance sheet at fair value. The estimated fair value of the warrant liabilities were revalued at each balance sheet date, with changes in value recorded as other income or expense in the condensed consolidated statements of operations. Upon the closing of the Company’s initial public offering on June 2, 2011, the Series A and Series B redeemable preferred stock warrants that were previously recorded as liabilities on the Company’s consolidated balance sheet were automatically converted to common stock warrants or common stock. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,917	$—
Finished goods	292	—
Work in process	193	—

Total inventories	$2,402	$—

6. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Land	$197	$—
Lab equipment	2,792	2,559
Plant equipment	3,421	1,948
Computer equipment and software	1,093	450
Leasehold improvements	965	432
Furniture and fixtures	204	153
Automobiles	49	49
Construction in progress	12,632	1,184

	21,353	6,775
Less accumulated depreciation and amortization	(1,751)	(1,082)

Property, plant and equipment — net	$19,602	$5,693

Construction in progress related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of June 30, 2011 and plant equipment not yet placed in service as of December 31, 2010.

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense was $0.7 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company anticipates it will begin operating the existing fermentation capacity of the facility in the second half of 2011 and expects to begin integrated production of microbial oil in the first half of 2012. The principal of the promissory note is payable in two lump sum payments, the first on March 1, 2012 and the second on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method. A valuation analysis was performed to determine the fair value the assets, and the total cost was assigned to individual assets based on their relative fair values in accordance with ASC 360-10.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Accrued bonus	$1,339	$2,788
Accrued vacation	999	695
Accrued legal fees	311	154
Accrued outside services	2,107	598
Accrued offering costs	375	—
Other accrued liabilities	708	85

Total accrued liabilities	$5,839	$4,320

8. PREFERRED STOCK WARRANT LIABILITY

Total warrants issued and outstanding were as follows (in thousands, except share and per share amounts):

Underlying Stock	Exercise Price	Outstanding as of December 31, 2010	Fair Value as of December 31, 2010
Series A Redeemable Preferred Stock	$0.39	64,103	$506
Series B Redeemable Preferred Stock	1.01	321,909	2,455

		386,012	$2,961

The Series A redeemable preferred stock warrants were exercised in June 2011. The Series B redeemable preferred stock warrants converted to common stock upon the closing of the Company’s initial public offering in June 2011.

Upon the closing of the Company’s initial public offering on June 2, 2011, the Series A and Series B redeemable preferred stock warrants that were previously recorded as liabilities on the Company’s consolidated balance sheet were automatically converted to common stock warrants or common stock. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value.

The preferred stock warrants were marked to fair value from January 1, 2009 through May 27, 2011, and the change in fair value was recognized in the Company’s condensed consolidated statements of operations as gain or loss from change in fair value of warrant liabilities. The fair value of the preferred stock warrants was estimated to be $0 and $3.0 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of the preferred stock warrant liability increased by $3.2 million and $0 in the three months ended June 30, 2011 and 2010, respectively, and increased by $3.6 million and $0.6 million in the six months ended June 30, 2011 and 2010, respectively. The Company recorded these changes in fair value as an adjustment to loss from the change in fair value of preferred stock warrant liability in the condensed consolidated statements of operations.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

A summary of redeemable convertible preferred stock issued and outstanding as of December 31, 2010 is as follows (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued	Liquidation Preference and Issue Price	Liquidation Amount	Carrying Value
Series A	7,810,402	7,746,297	$0.39	$3,021	$2,991
Series B	8,902,946	8,581,037	1.01	8,663	8,645
Series C	11,431,131	11,431,131	5.04	57,585	56,943
Series D	6,775,661	6,775,660	8.86	60,000	59,734

All shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock upon the closing of the Company’s initial public offering in June 2011. Therefore, the Company has no redeemable convertible preferred stock outstanding as of June 30, 2011.

10. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

Chevron — The Company entered into multiple research and development agreements with Chevron over the research funding period of January 2009 through June 2012 to conduct research, develop, make and sell licensed products related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the current agreement, the Company may help commercialize the products in a number of different ways.

These agreements with Chevron contained multiple element arrangements and the Company evaluated and concluded that there were two deliverables, research and development activities and licenses, which are considered one unit of accounting. Revenues related to these services are recognized as research services are performed over the related performance period. The payments received are not refundable and are based on a contractual reimbursement of costs incurred.

Unilever — Effective November 2009, the Company entered into a collaborative research and development agreement with Conopco, Inc. (doing business as Unilever) to develop oil for use in soap and other products. The Company completed the research and development under this agreement in the year ended December 31, 2010.

In the first quarter of 2011, the Company and Unilever agreed to extend their research and development agreement through March 31, 2011. The Company received an initial payment of $750,000 in March 2011 related to work performed on this contract. The second payment of $750,000, against the total contract extension of $1.5 million, was due from Unilever in the second quarter of 2011. The second contractual payment of $750,000 is recorded in accounts receivable as of June 30, 2011, and Unilever paid this balance due to the Company in July 2011.

Department of Defense — In August 2009, the Company entered into an agreement with the U.S. Department of Defense (“DoD”) for research and development services relating to military diesel fuel produced from algae produced by “indirect photosynthesis.” In addition to research and development activities the Company delivered 20,055 gallons of military diesel fuel under this contract. This was a cost plus fixed fee contract in the amount of approximately $8.6 million, including fixed fees of approximately $230,000. The Company received no upfront payments, and invoiced the DoD on a monthly basis as the Company incurred costs of producing diesel fuel for testing.

The Company evaluated the multiple arrangements and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services performed over the related performance periods, which is the 12 month term of the contract. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three and six months ended June 30, 2010, the Company recognized $1.6 million and $5.4 million of revenue, respectively. This contract was completed during the third quarter of 2010. The Company had no deferred revenue balance related to this agreement as of June 30, 2011 and December 31, 2010.

In September 2009, the Company entered into a second agreement with the DoD for the delivery of 1,500 gallons of military jet fuel for research and testing purposes. This was a fixed fee contract of approximately $224,000. The Company received no upfront payments for this contract. This contract was completed when the Company delivered approximately 1,500 gallons of military jet fuel to the DoD in July 2010 and recognized $218,000 of revenues in the three and six months ended June 30, 2010. The Company had no deferred revenue balances related to this agreement as of June 30, 2011 and December 31, 2010.

In September 2010, the Company entered into a third agreement with the DoD for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. The term of Phase 1 ends in September 2011 and calls for the delivery of 75,000 gallons (283,906 liters) of fuel. Phase 2 calls for the delivery of another 75,000 gallons of fuel. Phase 2 is subject to the availability of funds and to terms of the Federal Acquisition Regulations.

The Company evaluated the multiple arrangements of the third agreement with the DOD and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services that are performed over the related performance period for each phase per the term of the contract. The payments received as installments are not refundable and are based on a contractual reimbursement of costs incurred. The Company recognized $0.9 million and $0 of revenues in the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $0 of revenues in the six months ended June 30, 2011 and 2010, respectively. Unbilled revenues were $1.4 million and $3.2 million as of June 30, 2011 and December 31, 2010, respectively. The Company had no deferred revenue balance related to this agreement as of June 30, 2011 and December 31, 2010. In July 2011, the US Navy indicated its intent to exercise its Phase 2 option pursuant to a modification to the third DoD agreement, and has transferred funding to the Defense Logistics Agency (“DLA”) that is set aside exclusively for the Phase 2 modification.

Department of Energy — In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended June 30, 2011 and 2010, the Company recognized $1.8 million and $0.9 million of revenue. During the six months ended June 30, 2011 and 2010, the Company recognized $3.0 million and $0.9 million of revenue. The Company had no deferred revenue balance related to this award as of June 30, 2011 and December 31, 2010. Unbilled revenues related to this award were $1.5 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively.

Sephora — The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora International) in December 2010 to distribute the Algenist™ product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora USA) to sell the Algenist™ product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although the Company expects that both Sephora International and Sephora USA will contribute in the areas of public relations, training and marketing to support the brand. Sephora International will create the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora USA, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora International. The Company has also granted a license to Sephora USA and Sephora International to use the Algenist™ trademarks and logos to advertise and promote the product line.

Qantas — In January 2011, the Company entered into a non-binding letter of intent with Qantas Airways Limited (Qantas), one of the world’s leading long distance airlines, to pursue the potential for commercial production of the Company’s microbial derived aviation fuel, Solajet™, in Australia. Under this letter of intent, Qantas does not have an obligation to purchase a specified quantity of Solajet™. The Company and Qantas intend to enter into a binding long-term fuel supply agreement on the establishment of a commercial facility in Australia producing Solajet™.

Dow — In February 2011, the Company entered into a joint development agreement with The Dow Chemical Company (“Dow”) to jointly develop and commercialize non-vegetable, microbe-based oils and related products. In the agreement Dow does not have an obligation to purchase specific non-vegetable, microbe-based oils. In conjunction with the execution of the joint development agreement, the Company entered into a non-binding letter of intent regarding the possible supply of microbe-based oils to Dow for use in dielectric insulating fluids and other industrial applications.

Bunge — In May 2011, the Company entered into a joint development agreement with Bunge Global Innovation, LLC (“Bunge”) that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. If the joint development program is successful, the parties contemplate entering into a commercialization arrangement that would include the formation of a joint venture in Brazil to initially produce up to 100,000 metric tons per year of triglyceride oils using sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term.

In addition to the joint development agreement, the Company also granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. The warrant vests upon the achievement of performance milestones. The number of warrant shares issuable upon exercise is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to capital structure and corporate transactions. The warrant expires in May 2021.

11. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of June 30, 2011 and December 31, 2010, a principal amount of $205,000 and $229,000, respectively, was outstanding under the note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that may be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and would be classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. On May 11, 2011, the Company borrowed $15.0 million under the facility.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company anticipates operating the existing fermentation capacity of the facility in the third quarter of 2011 and expects to begin integrated production of microbial oil in the first half of 2012. The principal is payable in two lump sum payments, the first on March 1, 2012 and the second on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

A summary of debt follows (in thousands):

	June 30, 2011	December 31, 2010

Peoria Facility note, due 2013	$5,272	$—
Equipment note, due 2015	205	229
Silicon Valley Bank note, due 2015	15,000	—

Subtotal	20,477	229
less: current portion of debt	(3,779)	(50)

Total long-term debt	$16,698	$179

A summary of debt maturity follows (in thousands):

	June 30, 2011	December 31, 2010

Principal due in 2011	$309	$50
Principal due in 2012	5 ,413	54
Principal due in 2013	7,351	59
Principal due in 2014	3,921	66
Principal due in 2015	3,711	—

Subtotal	20,705	229
Less Imputed Interest Discount	(228)	—

Total Debt	$20,477	$229

12. COMMITMENTS AND CONTINGENCIES

The Company records rent expense under its sublease agreement on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $509,000 and $525,000 as of June 30, 2011 and December 31, 2010, respectively.

In December 2009, the Company entered into a sublease agreement with a landlord for 46,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease is 5 years, commencing on February 1, 2010 through February 4, 2015. The Company pays its sublandlord monthly rent based on an escalating rent schedule as set forth in the sublease agreement. The Company will also pay its share of operating expenses based on certain leased square footage ratios. In January 2010, the Company entered into an amendment to its sublease agreement that provides for the expansion of the lease premises by approximately 28,000 square feet beginning in the second quarter of 2010. In July 2011, the Company entered into an amendment to its sublease agreement that provides for the expansion of the lease premises by 22,000 square feet of office space from its landlord beginning in the first quarter of 2012. Under both sublease amendments, the payment terms were modified to increase rent payments and the Company’s share of operating expenses, commensurate to the increase in leased square footage.

In March 2011, the Company entered into a lease agreement for a facility in Brazil. The term of the lease is five years, commencing on April 1, 2011 and expiring on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company will also pay its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty.

Future minimum lease payments under a noncancelable operating lease are as follows as of June 30, 2011 (in thousands):

Years Ending December 31,
Remainder of 2011	$942
2012	1,937
2013	1,997
2014	2,059
2015 and thereafter	172

Total minimum lease payments	$7,107

Rent expense was $0.5 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively. Rent expense was $1.0 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had the following additional commitments and contingencies:

Contractual Obligations — The Company had non-cancelable purchase obligations of $4.4 million that primarily consisted of equipment orders, third-party manufacturing agreements and raw material orders.

The Company has various manufacturing, research, and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective.

Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover all or a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the accompanying condensed consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Other Matters — The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2011, we are not involved in any material legal proceedings.

13. COMMON STOCK

Initial Public Offering — On June 2, 2011, the Company completed its initial public offering issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of $201.2 million, after deducting underwriting discounts and commissions of $15.1 million. Additionally, the Company incurred offering costs of $4.2 million related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 34,534,125 shares of common stock and the outstanding Series B redeemable convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

Common Stock —As of December 31, 2010, under the Company’s Certificate of Incorporation, as amended, the Company was authorized to issue 60 million shares of common stock with a par value of $0.001 per share. In connection with the closing of the initial public offering, on June 2, 2011, the Company amended and restated its certificate of incorporation to increase its authorized number of shares of common stock to 150 million and authorize the issuance of 5 million shares of preferred stock. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by consent in writing. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires a 66 2/3% stockholder vote for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws and for the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation.

Common Shares Reserved — The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2011	December 31, 2010

Common shares reserved for:
Conversion of outstanding redeemable convertible preferred stock	—	34,534,125
Options outstanding under the Company’s equity incentive plan	7,065,098	5,538,004
Options available for grant under the Company’s equity incentive plan	6,827,000	1,083,930
Restricted stock awards	32,417	28,750
Preferred stock warrants	—	386,012
Common stock warrant	1,000,000	5,000

	14,924,515	41,575,821

14. STOCK-BASED COMPENSATION

Second Amended and Restated 2004 Equity Incentive Plan — The Company’s Second Amended and Restated Equity Incentive Plan (the “2004 EIP”) was adopted by the Board of Directors in February 2008 (termination date of January 4, 2014). Pursuant to the 2004 EIP, the Company may grant options, restricted stock and stock purchase rights to employees, directors, or consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees (including offices and directors, who are also employees). Nonstatutory stock options may be granted to employees, directors or consultants.

Options under the 2004 EIP may be granted for periods up to ten years. All options issued to date have had up to a ten year life. The exercise price of incentive and nonstatutory stock options shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The Board of Directors also determine the vesting period of stock-based awards. The Company’s stock options generally vest over four years. Restricted stock awards are subject to forfeiture if certain vesting requirements are not met.

In March 2011, the Company’s Board of Directors approved a 2,000,000 increase in the options reserved for issuance under the Company’s 2004 EIP.

On May 25, 2011, in conjunction with the Company’s initial public offering, the 2004 EIP terminated so that no further awards may be granted under the 2004 EIP. Although the 2004 EIP terminated, all outstanding awards will continue to be governed by their existing terms.

2011 Equity Incentive Plan — On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP.

2011 Employee Stock Purchase Plan — On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. No shares have been issued under the 2011 ESPP as of June 30, 2011.

Common Stock Subject to Repurchase — The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 162,693 and 349,953 shares of common stock subject to repurchase as of June 30, 2011 and December 31, 2010, respectively. The Company’s liability related to common stock subject to repurchase was $164,000 and $204,000 as of June 30, 2011 and December 31, 2010, respectively, and was recorded in other liabilities.

These shares were subject to a repurchase right held by the Company and therefore not included in issued and outstanding shares in the Company’s consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2011 and December 31, 2010. These shares have been reflected as exercised in the summary of option activity in all periods presented.

A summary of the Company’s stock option and restricted stock activity under the Plans and related information is as follows:

	Shares Available For Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
					(in thousands)
Balance at December 31, 2010	1,083,930	5,538,004	$2.60	8.7	$23,190
Additional shares reserved	9,000,000	—	—
Cancellation of 2004 EIP share reserve	(1,456,164)	—	—
Options granted	(2,088,165)	2,088,165	10.02
Options exercised	—	(289,503)	1.10
Options cancelled	271,568	(271,568)	3.39
Shares repurchased from early exercised options	15,831	—	0.89

Balance at June 30, 2011	6,827,000	7,065,098	$4.83	8.7	$128,263

Options vested and exercisable — June 30, 2011		2,185,375	$1.93	7.4	$45,973

Options vested and expected to vest — June 30, 2011		6,716,036	$4.71		$122,712

The weighted-average grant date fair value of options granted was $9.91 and $1.25 for the three months ended June 30, 2011 and June 30, 2010, respectively. The weighted-average grant date fair value of options granted was $5.18 and $1.25 for the six months ended June 30, 2011 and 2010, respectively. The total intrinsic value of options exercised was $3.1 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

The total fair value of options vested was $1.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

The Company issues new common stock from authorized shares upon the exercise of stock options.

The following table summarizes stock options outstanding as of June 30, 2011:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price	Number of Vested Options	Weighted-Average Exercise Price
$0.001–0.13	929,623	6.00	$0.11	876,599	$0.11
$0.86–1.01	1,174,256	7.54	0.93	572,849	0.92
$2.35	1,789,547	9.09	2.35	430,239	2.35
$6.79–8.77	2,791,172	9.60	7.81	258,317	7.48
$13.50–15.00	207,500	9.84	13.76	47,330	13.99
$23.47	173,000	9.93	23.47	41	23.47

Totals	7,065,098	8.67	4.83	2,185,375	1.93

Stock-based compensation expense related to options and restricted stock awards granted to employees and nonemployees was allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$705	$120	$1,036	$179
Sales, general and administrative	3,071	359	4,003	432

	$3,776	$479	$5,039	$611

There was unrecognized stock compensation cost of $19.5 million and $6.7 million related to nonvested stock options as of June 30, 2011 and December 31, 2010, respectively. The Company expects to recognize this cost over a weighted-average period of 2.9 years and 3.4 years as of June 30, 2011 and December 31, 2010, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Employee Stock-Based Compensation — Stock compensation expense of $0.9 million and $0.2 million was recognized during the three months ended June 30, 2011 and 2010, respectively, for stock-based awards granted to employees. Stock compensation of $1.4 million and $0.3 million was recognized during the six months ended June 30, 2011 and 2010, respectively, for stock-based awards granted to employees. The fair value of employee stock-based awards was estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected term (in years)	5.3–6.1	5.0–6.1	5.3–6.1	5.0–6.1
Volatility	49.6%–50.7%	53.1%–53.9%	49.6%–52.9%	53.1%–53.9%
Risk-free interest rate	1.7%–2.4%	2.1%–2.4%	1.7%–2.5%	2.1%–2.4%
Dividend yield	0%	0%	0%	0%

Nonemployee Stock-Based Compensation — Stock compensation expense of $2.9 million and $0.3 million was recognized during the three months ended June 30, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. Stock compensation expense of $3.6 million and $0.3 million was recognized during the six months ended June 30, 2011 and 2010, respectively, for stock-based awards granted to non-employees. The fair value of non-employee stock-based awards was estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Expected term (in years)	9.8–10.0	10.0	9.7–10.0	10.0
Volatility	48.2%–49.4%	52.1%–52.9%	48.2%–49.4%	52.1%–52.9%
Risk-free interest rates	2.9%–3.3%	2.9%–3.3%	2.9%–3.3%	2.9%–3.3%
Dividend yield	0%	0%	0%	0%

Restricted Stock Awards — The Company granted 32,000 and 49,500 shares of restricted stock awards for the six months ended June 30, 2011 and 2010, respectively.

Activity and related information for our restricted stock awards is summarized as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2010	28,750	$1.38
Granted	32,000	16.85
Vested	(28,333)	1.74
Forfeited or cancelled	—	—

Unvested at June 30, 2011	32,417	$16.34

There was unrecognized stock compensation costs of $0.6 million and $0.1 million related to nonvested restricted stock as of June 30, 2011 and December 31, 2010, respectively. The Company expects to recognize those costs over a weighted-average period of 2.0 years and 0.5 years as of June 30, 2011 and December 31, 2010, respectively.

Common Stock Warrant — In June 2010, the Company entered into a transaction with an executive placement group to provide recruiting services. As partial compensation for services rendered, the Company granted a warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $2.35 per share, the estimated fair value of the Company’s common stock at the time the warrant was granted. Prior to our initial public offering, this warrant was fully exercised in May 2011.

15. NOTES RECEIVABLE FROM STOCKHOLDERS

In November 2008, the Company issued secured recourse Promissory Notes (“promissory notes”) totaling $1.5 million to the Company’s founders. These Promissory Notes, secured by 1,536,000 shares of the Company’s common stock under separate stock pledge agreements executed by the Company’s founders, bear interest at 2.97% per year over a period of five years. The number of shares held as collateral may be adjusted from time to time due to changes in the value of the Company’s common stock. The principal amount of the notes and accrued interest of $1.6 million was fully repaid by the Company’s founders in March 2011. As of December 31, 2010, amounts owed under these promissory notes, including accrued interest, totaled $1.6 million, and have been classified as notes receivable from stockholders, a reduction to stockholder’s equity (deficit).

16. EMPLOYEE BENEFIT PLAN

In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan.

17. SOLAZYME ROQUETTE NUTRITIONALS, LLC

In November 2010, the Company entered into a joint venture agreement with Roquette, one of the largest global starch and starch-derivatives companies. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “JV”) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. The JV is 50% owned by the Company and 50% by Roquette and is governed by a four member board of directors, two from each parent company. Solazyme Roquette Nutritionals will determine the approach to research, development, marketing, sales, distribution and manufacture of products in such fields. While Solazyme Roquette Nutritionals will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the JV may request subject to the terms of a manufacturing agreement.

The JV agreement contemplates three development stages. In Phase 1, Roquette will build and own a pilot plant with a capacity of approximately 300 MT/year for the dedicated use of Solazyme Roquette Nutritionals. In Phase 2, Roquette will build and own a commercial plant with a capacity of approximately 5,000 MT/year for the dedicated use of Solazyme Roquette Nutritionals. Solazyme Roquette Nutritionals will have the right, but not the obligation, to purchase and acquire the commercial plant built during Phase 2 for construction of the plant to be built in Phase 3. Subject to the approval of the board of directors of Solazyme Roquette Nutritionals to enter into Phase 3, Roquette will provide debt and equity financing to build a commercial plant, expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year to be owned by Solazyme Roquette Nutritionals.

The Company’s initial contribution is the licensing of certain intellectual property (the “IP”) to the JV. Roquette is required to provide funds to Solazyme Roquette Nutritionals for working capital, lend additional funds to the JV to provide working capital during Phase 1 and Phase 2 and lend additional funds to the JV to provide working capital during Phase 3. Roquette has also agreed to provide funds to Solazyme Roquette Nutritionals to be used as equity in construction of the Phase 3 facility and to provide debt financing to Solazyme Roquette Nutritionals for construction of the Phase 3 facility, subject to the approval to proceed with construction.

Both parent companies will be significantly involved in the operations and ultimate success of the JV and thus have joint control over the JV. The Company has identified the JV as a variable interest entity (“VIE”) and has analyzed whether or not it is the primary beneficiary in the JV under the provisions of ASC 810 (formerly FIN 46R) “Consolidation of Variable Interest Entities”. The Company has concluded that it is not at risk and thus is not the primary beneficiary in the JV based on several factors, including but not limited to: the full return of all of its IP should the JV dissolve, the financing of the JV operations, oversight for building the pilot facility and no control on the board of directors. Under the provisions of ASC 810 upon conclusion that the party is not the primary beneficiary other US GAAP should be followed.

The Company has accounted for the JV under the equity method of accounting as prescribed by FASB ASC 323 Investments — Equity Method and Joint Ventures. Under the equity method, the Company measured its investment in the membership interests of the JV at the Company’s carrying value of the IP initially licensed and contributed to the JV which was $0 as all amounts related to this IP have previously been expensed as research and development by the Company. The JV is 50% owned by the Company and 50% owned by Roquette, with equal voting rights. Under the agreement, in consideration for the Company’s IP contribution to the JV and in order to apply an equal contribution value to both investors in the JV, the Company received a payment relating to the license from the JV in December 2010 of $15.0 million and is expected to receive a further payment in December 2011. The first payment from the JV was recorded as license fee revenue in the 2010 consolidated statement of operations. Under the equity method, the Company’s share of profits and losses are to be included in “Income (Loss) from Equity Method Investments, net” in the operating income section of the Consolidated Statements of Operations. During the six months ended June 30, 2011, the Company recorded no amounts as its proportionate share of the JV’s net loss as the Company’s carrying basis in the JV is $0 and is not required to contribute further assets to the JV.

In addition the Company had a receivable due from the JV totaling $1.6 million and $0.1 million as of June 30, 2011 and December 31, 2010, respectively, which represented JV related expenses that were incurred by the Company, and reimbursable from the JV. The reimbursements were offset against the Company’s related operating expense.

Summarized information on the JV’s balance sheets and income statements as of June 30, 2011 and December 31, 2010, and the period from December 16, 2010 (date of inception) to December 31, 2010 and for the six months ended June 30, 2011, was as follows (in thousands):

	As of and for the Six Months Ended June 30, 2011	As of the Year Ended December 31, 2010
Cash	$2,727	$500
Other current assets	259	57

Total current assets	2,986	557
Property and equipment	21	—
Intangible asset	15,000	15,000

Total assets	$18,007	$15,557

Current liabilities	$2,447	$109
Long-term debt	2,800	—
JV Partners’ Capital (Net)	12,760	15,448

Total liabilities and partners’ capital (net)	$18,007	$15,557

Net sales	$80	—
Net loss	$(2,688)	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarter Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We make oil. Our proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics at a competitive cost compared to conventional oils. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3.1 trillion in 2010. Initially, we are focused on commercializing our products in three target markets: (1) fuels and chemicals, (2) nutrition and (3) skin and personal care.

We create oils that mirror or enhance the chemical composition of conventional oils used today. Until now, the physical and chemical characteristics of conventional oils have been dictated by oils found in nature or blends derived from them. We have created a new paradigm that enables us to design and produce novel tailored oils that cannot be achieved through blending of existing oils alone. These tailored oils offer enhanced value as compared to conventional oils. Our oils are drop-in replacements such that they are compatible with existing production, refining, finishing and distribution infrastructure in all of our target markets.

We have pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. Our technology allows us to optimize oil profiles with different carbon chain lengths, saturation levels and functional groups to modify important oil characteristics. We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding our proprietary oil-producing microalgae plant sugars in dark fermentation tanks, we are in effect utilizing “indirect photosynthesis,” in contrast to the traditional open-pond approaches. Our platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which we believe will represent an important alternative feedstock in the longer term. In addition, our platform allows us to produce and sell bioproducts that are made from the protein, fiber and other compounds produced by microalgae.

The production cost profile we have already achieved provides attractive margins when utilizing partner and contract manufacturing today for the nutrition, and skin and personal care markets. Based on the technology milestones we have demonstrated, we believe that we can profitably enter the fuels and chemicals markets when we commence production in larger-scale, built-for-purpose commercial manufacturing facilities utilizing sugarcane feedstock. For example, our lead microalgae strains producing oil for the fuels and chemicals markets have achieved key performance metrics that we believe would allow us to manufacture oils today at a cost below $1,000 per metric ton if produced in a built-for-purpose commercial plant. This cost includes the anticipated cost of financing and facility depreciation.

We believe that we have produced more non-ethanol, microbial-based fuels and oils than any other company in the advanced biofuels industry. Since 2007, we have been operating in commercially-sized standard industrial fermentation equipment (75,000-liter scale) with multiple contract manufacturing partners. From January 2010 through February 2011, we produced well over 500,000 liters (455 metric tons) of oil. To satisfy the testing and certification requirements of the US Navy, we partnered with UOP LLC, a Honeywell company (Honeywell UOP) to refine a portion of this oil into over 200,000 liters (182 metric tons) of military specification marine diesel and jet fuel.

To date, we have generated revenues primarily from research and development programs, license fees and product revenues. Our revenues in 2010 were primarily generated from key agreements with two government agencies and three commercial partners. In 2010, we launched our first products, the Golden Chlorella® line of dietary supplements, as a market development initiative, with current sales of products incorporating Golden Chlorella® at retailers including Whole Foods Markets, Inc. (Whole Foods) and General Nutrition Centers, Inc. (GNC). In the first quarter of 2011, we commenced commercial sale of our skin and personal care products, which were launched internationally with Sephora S.A. (Sephora International) and domestically with Sephora USA, Inc. (Sephora USA).

As we scale up our manufacturing capacity, we expect a large portion of our sales to be from products sold into the fuels and chemicals markets. Our revenues have increased in each of the last three fiscal years, growing from $0.9 million in 2008, to $9.2 million in 2009 to $38.0 million in 2010. We incurred net losses attributable to our common stockholders of $14.9 million, $13.8 million and $16.4 million in 2008, 2009 and 2010, respectively.

In the six months ended June 30, 2011, our revenues increased $4.9 million to $15.1 million from $10.2 million in the first six months in 2010. Our revenues for the three months ended June 30, 2011 was $7.4 million, an increase of $3.0 million over the same period in 2010. We incurred net losses attributable to our common stockholders of $17.0 million and $24.3 million for the three and six months ended June 30, 2011, respectively. We anticipate that we will continue to incur net losses as we continue our scale-up activities, expand our research and development activities and support commercialization activities for our products.

Through a combination of partnerships and internal development, we plan to scale rapidly. Through 2012, we expect to utilize contract manufacturing, Solazyme-owned manufacturing capacity, including the 2,000,000 liters per year development and commercial production facility located in Peoria, Illinois (the Peoria Facility) that we acquired in May 2011, and the manufacturing capacity of Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the JV), our joint venture entity. We plan to launch a commercial fuels and chemicals facility in 2013 and additional commercial capacity in 2014 and 2015. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. In May 2011, we granted a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share to one of our strategic partners, Bunge Limited, one of the largest sugarcane processing companies in Brazil. The warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual output oil coming online in 2013. The first 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate. The shares issuable upon exercise are subject to downward adjustment for failure to achieve the performance milestones on a timely basis. In addition, we have signed a development agreement with Ecopetrol S.A. (Ecopetrol), the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. We also entered into a Joint Development Agreement with Bunge in May of 2011 that advances our work on Brazilian sugarcane feedstocks and extends through May 2013.

Initial Public Offering

Since our inception, we have raised an aggregate of $330.5 million, comprised of $201.2 million from our initial public offering and $129.3 million from private placements of equity securities. Strategic investors in the private placements of our equity securities included Bunge N.A. Holdings, Inc., Chevron U.S.A. Inc., Conopco, Inc. d/b/a Unilever (Unilever) and San-Ei Gen F.F.I., Inc.

On June 2, 2011, we completed our initial public offering issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions but before expenses, of $201.2 million. Additionally, we incurred offering costs of $4.2 million related to the initial public offering. Upon the closing of the initial public offering, our outstanding shares of convertible preferred stock were automatically converted into 34,534,125 shares of common stock and our Series B convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

Significant Partner Agreements

We currently have license agreements, joint development agreements, supply agreements and distribution arrangements with various strategic partners. We expect to enter into additional partnerships in each of our three target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity or feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and long-term purchase agreements (offtakes). Our current principal partnerships and strategic arrangements include:

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge Global Innovation, LLC (Bunge) that extends through May 2013. Pursuant to the JDA, we and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. If the JDA is successful, the parties contemplate entering into a commercialization arrangement that would include the formation of a joint venture in Brazil to initially produce up to 100,000 metric tons per year of triglyceride oils using sugarcane feedstock. The JDA also provides that Bunge will provide research funding to us through May 2013, payable quarterly in advance throughout the research term.

We also granted Bunge Limited, a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests as follows: (i) 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate (the Joint Venture Plant); (ii) 50% of the warrant shares vest on the earlier of the following: (a) execution of the engineering, procurement and construction contract covering the construction of the Joint Venture Plant and (b) execution of a contract for the purchase of a production fermentation vessel for the Joint Venture Plant; provided, however, that such date occurs on or prior to ten weeks after certain technical milestones set forth in the JDA are achieved; and (iii) 25% of the warrant shares vest on the date upon which aggregate output of triglyceride oil at the Joint Venture Plant reaches 1,000 metric tons. The number of warrant shares issuable upon exercise is subject to downward adjustment for failure to achieve the performance milestones on a timely basis as well as adjustments for certain changes to capital structure and corporate transactions. The Warrant expires in May 2021.

The JDA and the Warrant were negotiated between us and Bunge, and Bunge Limited, respectively. The JDA was executed on May 2, 2011 and the Warrant was executed the next day. The JDA has provisions such that upon successful completion of the development activities of the JDA, we and Bunge Limited may enter into a commercialization arrangement. The Warrant was executed with the objective to accelerate the timing of this commercialization arrangement. No formal joint venture agreement was in place when the Warrant was executed, nor is there any requirement for us and Bunge to enter into a commercialization arrangement as a result of the execution of the Warrant.

In following the provisions of ASC 730-20, the Bunge JDA will be accounted for as an obligation to perform research and development services for others. The performance of research and development services is central to our principal ongoing operations, and we will record the funding for the performance of these services as revenue in our condensed consolidated statement of operations. We will recognize revenue using a proportionate performance based recognition model over the term of the JDA from May 2, 2011 to May 2, 2013. In applying a proportionate performance based recognition model, we will recognize revenue in proportion to the level of service provided on a systematic and rational basis. The cumulative amount of revenue recognized will be limited by the amounts we are contractually obligated to receive as cash reimbursements under the terms of the JDA. The revenue from this JDA may be impacted by the accounting for the Warrant issued to Bunge as discussed below.

We will follow the provisions of ASC 505-50 to account for the Warrant. Under the provisions of ASC 505-50, the measurement date for an instrument is the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. Under the terms of the Warrant, the only disincentives to Bunge are the potential of not vesting in any of the shares underlying the Warrant should the formation of a joint venture not occur, and the potential of reductions in the number of shares exercisable if the other performance milestones are not met on a timely basis. As a result, we will give ASC 505-50 measurement date accounting recognition to the Warrant upon achievement of the various performance milestones that are required for the Warrant to vest. As of June 30, 2011, performance milestones have not been met and therefore a measurement date has not been established.

Prior to achievement of a measurement date, we will recognize the cost of the Warrant based on the “then-current lowest aggregate fair value”, as the quantity of shares that will ultimately vest depends on achievement of the various milestones. This value may be equal to zero. If a joint venture is ultimately formed between us and Bunge, and we receive an ownership interest in the joint venture, we will recognize the cost associated with the Warrant first as an asset to the extent of our interest received in the joint venture, then as a reduction to any previously recognized revenue earned under the JDA, and then an expense to the extent of any excess. The impact on our future operating results as a result of the final measurement of the Warrant cannot be determined at this time as the ultimate recording will be impacted by our stock price. Our future operating results could be negatively affected if the future valuation of the Warrant is materially greater than the valuation of our ownership in the joint venture to be formed.

Chevron. We have entered into multiple research and development agreements with Chevron to conduct research related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the terms of the current agreement, Chevron is providing research funding through June 30, 2012, subject to specified maximum amounts to be allocated to particular activities. The agreement contemplates that the parties may consider commercializing licensed products in a number of different ways.

US Navy. In September 2010, we entered into a firm fixed price research and development contract with the DoD, through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 550,000 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. This contract is the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. In July 2011, the US Navy indicated its intent to exercise its Phase 2 option pursuant to a modification to the third DoD contract, and has transferred funding to the DLA that is set aside exclusively for the Phase 2 modification.

Dow. In February 2011, we entered into a joint development agreement with Dow in connection with the development of microalgae-based oils for use in dielectric insulating fluids. It is anticipated that the research program of Phase 1 will end on or about September 30, 2011. The agreement is mutually exclusive in the area of microbe-based oils for use in dielectric insulating fluids until January 1, 2013. In conjunction with the execution of the joint development agreement, we entered into a non-binding letter of intent whereby Dow could purchase up to 20 million gallons (76 million liters) of our oils in 2013 rising to up to 60 million gallons (227 million liters) of our oils by 2015, subject to certain conditions.

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette Nutritionals joint venture (“the JV”) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. Solazyme Roquette Nutritionals is 50% owned by us and 50% by Roquette. While the JV will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the JV may request subject to the terms of a manufacturing agreement. Roquette has also agreed to provide (1) a full capital commitment for two JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year, (2) subject to the approval of the board of directors of the JV, debt and equity financing for a larger JV-owned facility that is expected to have capacity of approximately 50,000 metric tons per year, and (3) working capital financing during various scale-up phases.

Sephora. In December 2010, we entered into an exclusive distribution contract with Sephora International to distribute our Algenist™ product line in Sephora International stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora USA to sell our Algenist™ product line in Sephora USA stores (which currently includes locations in the United States and Canada).

Financial Operations Overview

Revenues

To date, we have focused on building our corporate infrastructure, developing overall technology and designing a manufacturing process to scale up our biotechnology platform to position us in our target markets. Prior to our agreement with Roquette, we generated revenues primarily from collaborative research and government grants. We expect to sell our products in the future into three target markets: fuels and chemicals; nutrition; and skin and personal care. The products that we sell and intend to sell into our target markets have significantly different selling prices, volumes and expected contribution margins. We expect our product revenues in the near term to be comprised almost entirely from the sale of products into the skin and personal care market. We expect that this market will provide us with the highest gross margin of our three target markets. We intend, through Solazyme Roquette Nutritionals, to continue to sell the Golden Chlorella® line of dietary supplements and broaden our range of commercial products sold into the nutrition market, which we believe also has attractive margins. In the longer term, we expect that a significant portion of our revenues will come from the fuels and chemicals markets, which have lower, but still attractive margins and higher volumes.

To date our revenues have consisted of research and development program revenues and license fees, and beginning in the first quarter of 2011, included product revenues.

•	Research and Development Program Revenues

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with both governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 82% and 76% of our total revenues for the three and six months ended June 30, 2011, respectively, as compared to 100% and 100% of our total revenues in the three and six months ended June 30, 2010. Revenues from government grants and agreements represented 47% and 37% of total R&D program revenues in the three and the six months ended June 30, 2011, respectively as compared to 64% and 67% of total R&D program revenues in the three and the six months ended June 30, 2010. Revenues from commercial and strategic partner development agreements represented 53% and 63% of total R&D program revenues in the three and the six months ended June 30, 2011, respectively, and 36% and 33% of total R&D program revenues in the three and the six months ended June 30, 2010.

•	Product Revenues

We expect product revenues to consist of revenues from products sold commercially into each of our target markets. Through December 31, 2010, we did not separately recognize product revenues because the only products we had sold commercially prior to 2011 was the Golden Chlorella® line of dietary supplements, which represents a market development initiative and was accounted for as R&D program revenues.

In the three and six months ended June 30, 2011, we recognized revenues from the sale of our first commercial product line, Algenist™, which we distributed to the skin and personal care end market through arrangements with Sephora International, Sephora USA, QVC and The Shopping Channel. We launched our Algenist™ product line in certain countries in Europe, the United States and select countries in the Middle East and Asia in March 2011, and through The Shopping Channel in Canada in June 2011. We may also launch the Algenist™ product line in additional geographies and/or through additional distribution channels. Product revenues represented 18% and 24% of our total revenues in the three and six months ended June 30, 2011, respectively.

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the JV. Net earnings (loss) of the JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.”

Operating Expenses

Operating expenses consist of cost of product revenue, research and development expenses and sales, general and administrative expenses. Personnel-related expenses including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants and facility costs comprise the significant components of these expenses. We expect to continue to hire additional employees, primarily in research, development, manufacturing and commercialization as we scale our manufacturing capacity and commercialize our technology in target markets.

•	Cost of Product Revenue

In the first quarter of 2011, we launched our first commercial product line, Algenist™. Cost of product revenue consists primarily of third-party contractor costs associated with packaging, distribution and production of Algenist™ products, internal labor, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient used in our Algenist™ product line, as well as shipping costs. We expect our third-party contractor costs related to the distribution and production of Algenist™, as well as our other costs of product revenue, to increase as the demand for our Algenist™ product line grows.

•	Research and Development

Research and development expenses consist of costs incurred for government programs and internal projects as well as partner-funded collaborative research and development activities. Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although governmental entities and commercial and strategic partners (“partners”) fund certain development activities, the partners benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with industrial partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. In the near term, we expect to hire additional employees, as well as incur significant contract-related expenses as we continue to invest in scaling our manufacturing capacity. Accordingly, we expect that our research and development expenses will continue to increase.

•	Sales, General and Administrative

Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales and marketing functions, professional and legal services and facility overhead expenses. These expenses also include costs related to our business development and sales functions, including marketing programs. Professional services consist primarily of consulting, external legal and temporary help. We expect sales, general and administrative expenses to increase as we incur additional costs related to commercializing our businesses and operating as a publicly-traded company, including increased legal fees, accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Other Income (Expense), Net

Interest and Other Income

Interest and other income consist primarily of interest income earned on investments, cash balances and miscellaneous income. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.

Interest Expense

Interest expense consists primarily of interest related to our debt. As of June 30, 2011 and December 31, 2010, our debt outstanding was approximately $20.5 million and $0.2 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liabilities

Loss from change in fair value of warrant liabilities consists primarily of the change in the fair value of our redeemable convertible preferred stock warrants. Our outstanding redeemable convertible preferred warrants were classified as a liability and the change in the fair value of these warrants varied based on multiple factors, but generally increased as the fair value of the underlying stock increased. We recorded adjustments to the fair value of the warrants until the warrants were converted into common stock or common stock warrants upon the close of our initial public offering. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value. For all periods prior to June 30, 2011, the warrants were remeasured at each balance sheet date and the change in the then-current aggregate fair value of the warrants was recorded as a loss in fair value for those periods.

The fair value of the preferred stock warrants was estimated to be $3.0 million as of December 31, 2010. The fair value of the preferred stock warrant liability increased by $3.2 million in the three months ended June 30, 2011, and increased by $3.6 million and $0.6 million in the six months ended June 30, 2011 and 2010, respectively. The Company recorded these changes in fair value as an adjustment to loss in the change in fair value of preferred stock warrant liability in the condensed consolidated statements of operations.

Income (Loss) from Equity Method Investments, Net

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the JV; net earnings (loss) of the JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” We will not record any JV income (loss) until the JV generates positive net income.

Income Taxes

Since inception, we have incurred net losses and have not recorded any US federal and state and non-US income tax provisions. Accordingly, we have taken a full valuation allowance against deferred tax assets as it is more likely than not that they will be realized.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates, assumptions and judgments on an ongoing basis.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We currently recognize revenues from R&D program revenues that consist of government programs and collaborative research and development agreements with commercial and strategic partners and from commercial sales of our skin care products. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

If collaborative research and development or sales agreements contain multiple elements, we evaluate whether the components of each arrangement represent separate units of accounting. We have determined that all of our revenue arrangements should be accounted for as a single unit of accounting. Application of revenue recognition standards requires subjective determination and requires management to make judgments about the fair values of each individual element and whether it is separable from other aspects of the contractual relationship.

For each source of revenue, we apply the above revenue recognition criteria in the following manner:

Government Program Revenues

Revenues from government programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government program activities were provided have been met and only perfunctory obligations are outstanding.

Collaborative Research and Development Revenues

Revenues from collaborative research and development are recognized as the services are performed consistent with the performance requirements of the agreement. In cases where the planned levels of research and development fluctuate over the research term, we recognize revenues using the proportionate performance method based upon actual efforts to date relative to the amount of expected effort to be incurred by us. When up-front payments are received and the planned levels of research and development do not fluctuate over the research term, revenues are recorded on a ratable basis over the arrangement term, up to the amount of cash received. When up-front payments are received and the planned levels of research and development fluctuate over the research term, revenues are recorded using the proportionate performance method, up to the amount of cash received. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenues are recognized upon achievement of the milestone and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

Product Revenue

Product revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfers to the customer; the price is fixed or determinable; and collectability is reasonably assured. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have a three year shelf life from their manufacture date. We give credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments to us for the amount of the return. We reserve for estimated returns of products at the time revenues are recognized. To estimate our return reserve, we analyze our own actual product return data, as well as data from our customers regarding their historical return rates of well-established similar products to other manufacturers, and also use other known factors, such as our customers’ return policies to their end consumers, which is typically 30 to 90 days. Actual returns of Algenist™ products may differ from these estimates that we used to calculate such reserves. We monitor our actual performance by comparing our actual return rates against estimated rates, and adjust our estimated return rates as necessary.

We continually evaluate collectability of our accounts receivable related to product sales, and to date our customers have remitted full payments in a timely manner. Accordingly, we expect full collection of our accounts receivable balance related to product sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of Algenist™, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

Convertible Preferred Stock Warrants

Prior to the Company’s initial public offering, the freestanding warrants to purchase shares of our convertible preferred stock were classified as liabilities on our condensed consolidated balance sheets at fair value because the warrants could conditionally obligate us to redeem the underlying convertible preferred at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of Other Income (Expense), in the condensed consolidated statement of operations. We estimate the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of our equity stock and related warrants. The assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants are highly judgmental and could differ significantly in the future.

For the three months ended June 30, 2011 and 2010, we recorded a charge of $3.2 million and $0, respectively, in Other Income (Expense), to reflect the change in the fair value of the warrants. For the six months ended June 30, 2011 and 2010, we recorded a charge of $3.6 million and $0.6 million, respectively, in Other Income (Expense), to reflect the change in the fair value of the warrants. Upon our initial public offering on May 27, 2011, the then-aggregate fair value of the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and we will no longer record any related period fair value adjustments.

Stock-Based Compensation

We recognize compensation expense related to stock-based compensation, including the awarding of employee and non-employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The options granted to non-employees are re-measured as the services are performed and the options vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

We estimated the fair value of our stock-based compensation awards using the Black-Scholes option pricing model, which requires several inputs such as those outlined in the table below. Our expected dividend yield was assumed to be zero, as we have not paid, nor do we anticipate paying, cash dividends on our shares of common stock. Our risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. We calculate our expected volatility rate from the historical volatilities of several comparable public companies within our industry over a period equal to the expected term of our options because we do not have any trading history to use for calculating the volatility of our own common stock. Due to our limited history of grant activity, we calculate our expected term utilizing the “simplified method” permitted by the SEC, which is calculated as the average of the total contractual term of the option and its vesting period. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We record a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At June 30, 2011 and December 31, 2010, we had a full valuation allowance against all of our deferred tax assets.

Effective January 1, 2007, we adopted ASC 740-10 to account for uncertain tax positions. As of June 30, 2011 and December 31, 2010, we had no significant uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (1) the factors underlying the sustainability assertion have changed and (2) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

	Three Months ended June 30,
	2011	2010	$ Change
	(In thousands)
Revenues:
R&D programs	$6,092	$4,410	$1,682
Net product revenue	1,306	—	1,306

Total revenues	$7,398	$4,410	$2,988

Our total revenues increased by $3.0 million in the three months ended June 30, 2011 compared to the comparable period in 2010, due primarily to a $1.7 million increase in R&D program revenue and $1.3 million of product revenue from our Algenist™ product sales, which launched in March 2011.

R&D program revenues increased by $1.7 million primarily due to an increase in revenues from development agreements with our strategic partners in the three months ended June 30, 2011 as compared to the same period in 2010, including the initiation of a program with Bunge in May 2011 and the expansion of the program with Chevron in 2011. Our R&D program revenues in the second quarter of 2011 primarily represented funding from the agreements with Chevron, Bunge and Dow to develop microalgae-based oils, and the period over period increase was partially offset by the completion of our R&D program with Unilever in March 2011. Our government program revenues in the second quarter of 2011 remained relatively even with the same period in 2010, as our revenues increased from the Department of Energy (“DOE”) grant, partially offset by decreased revenue from our DoD contract activities as we completed our manufacturing activities associated with production of marine diesel fuel. The purpose of the grant awarded by the DOE in the second quarter of 2010 was to fund 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program.

Operating Expenses

	Three Months Ended June 30,
	2011	2010	$ Change
	(In thousands)
Operating expenses:
Cost of product revenue	$374	$—	$374
Research and development	9,676	6,685	2,991
Sales, general and administrative	10,955	3,954	7,001

Total operating expenses	$21,005	$10,639	$10,366

Cost of Product revenue

Our cost of product revenue in the second quarter of 2011 consists of third-party contractor costs associated with packaging and distribution of Algenist™ products and the production of Alguronic Acid®, as well as packaging materials, freight and internal labor including certain overhead costs associated with Alguronic Acid® production.

Research and Development Expenses

Our research and development expenses increased by $3.0 million in the three months ended June 30, 2011 compared to the same period in 2010, due to an increase in personnel-related expenses of $1.5 million associated with headcount growth, and program and third party contractor costs of approximately $1.3 million primarily associated with the DOE grant. Program and third party contractor expenses were higher in the three months ended June 30, 2011 compared to the same period in 2010 due primarily to reimbursable equipment, design and engineering costs incurred that were associated with construction of the integrated biorefinery project associated with the DOE grant. Research and development expenses include non-cash stock-based compensation expense of $0.7 million in the three months ended June 30, 2011 compared to $0.1 million in the comparable period in 2010. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, and continue to pursue process development improvements.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $7.0 million in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to increased personnel-related costs of $4.8 million associated with headcount growth, non-cash stock-based compensation expense, increased marketing and promotional costs of $1.1 million primarily related to the Algenist™ product launch, and increased legal, audit and consulting expenses of $0.7 million. Sales, general and administrative expenses included non-cash stock-based compensation of $3.1 million in the three months ended June 30, 2011 compared to $0.4 million in the comparable period in 2010. We expect our general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business and incur additional expense as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Three Months Ended June 30,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$(52)	$46	$(98)
Interest expense	(132)	(140)	(8)
Loss from change in fair value of warrant liabilities	(3,154)	—	3,154

Total other income (expense), net	$(3,338)	$(94)	$3,244

Loss from Change in Fair Value of Warrant Liabilities

Loss from the change in fair value of warrant liabilities increased by $3.1 million in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the fair value increase of the warrants issued in connection with our redeemable convertible preferred stock. We recorded a non-cash loss from change in fair value of the warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the closing of our initial public offering, all outstanding warrants to purchase shares of preferred stock have been converted into shares of our common stock or common stock warrants, and will no longer be remeasured to fair value.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

	Six Months ended June 30,
	2011	2010	$ Change
	(In thousands)
Revenues:
Research and development programs	$11,491	$10,168	$1,323
Net product revenue	3,649	—	3,649

Total revenues	$15,140	$10,168	$4,972

Our total revenues increased by $5.0 million in the six months ended June 30, 2011 compared to the same period in 2010, due to a $3.6 million increase in product revenue from sale of our Algenist™ product, which was launched in March 2011, and a $1.3 million increase in revenues from research and development program.

The $1.3 million increase in R&D program revenues was due primarily to a $3.9 million increase in revenues from our development agreements with our strategic partners, partially offset by a decrease of $2.6 million in government program revenues. Our collaborative research revenues were primarily related funding from agreements with Chevron, Unilever, Bunge and Dow to develop microalgae-based oils. Our government program revenues decreased in the first six months of 2011 as compared to the same period in 2010, primarily due to revenue associated with completion of our first DoD contract for the production of marine diesel fuel in July 2010, partially offset by increased revenues from the grant awarded by the DOE. The grant awarded by the DOE in the second quarter of 2010 is funding 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program. We expect that our R&D program revenues will increase as we continue our work with our strategic partners on our existing R&D agreements and government programs as well as enter into new agreements.

Operating Expenses

	Six Months Ended June 30,
	2011	2010	$ Change
	(In thousands)
Operating expenses:
Cost of product revenue	$1,038	$—	$1,038
Research and development	17,826	12,581	5,245
Sales, general and administrative	17,064	7,084	9,980

Total operating expenses	$35,928	$19,665	$16,263

Cost of Product revenue

Our cost of product revenue in the six months ended June 30, 2011 consists of third-party contractor costs associated with packaging and distribution of Algenist™ products and the production of Alguronic Acid®, as well as packaging materials, freight and internal labor including certain overhead costs associated with Alguronic Acid® production.

Research and Development Expenses

Our research and development expenses increased by $5.2 million in the six months ended June 30, 2011 compared to the same period in 2010, due primarily to an increase in personnel-related expenses of $2.9 million associated with headcount growth and non-cash stock-based compensation expense, program and third party contractor costs of approximately $1.8 million primarily associated with the DOE grant, as well as facilities costs of $0.4 million. Program and third party contractor expenses were higher in the six months ended June 30, 2011 compared to the same period in 2010 due primarily to reimbursable equipment, design and engineering costs associated with construction of the integrated biorefinery project related to the DOE grant. Research and development expenses include non-cash stock-based compensation expense of $1.0 million in the six months ended June 30, 2011 compared to $0.2 million in the comparable period in 2010. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, and continue to pursue process development improvements.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $10.0 million in the six months ended June 30, 2011 compared to the same period in 2010, primarily due to increased personnel-related costs of $7.2 million associated with headcount growth and non-cash stock-based compensation, increased marketing and promotional costs of $1.5 million primarily related to Algenist™ product launch and increased legal, audit and consulting expenses of $0.9 million. Sales, general and administrative expenses included non-cash stock-based compensation of $4.0 million in the six months ended June 30, 2011 compared to $0.4 million in the comparable period in 2010. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business, and incur additional expense as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Six Months Ended June 30,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$338	$79	$259
Interest expense	(147)	(219)	(72)
Loss from change in fair value of warrant liabilities	(3,637)	(638)	2,999

Total other income (expense), net	$(3,446)	$(778)	$2,668

Interest and Other Income

Interest and other income increased by $0.3 million in the six months ended June 30, 2011, primarily due to interest income earned as a result of higher average investment balances. We expect interest income to increase in 2011 as a result of higher cash and investment balances due to the proceeds we received upon the close of our initial public offering in June 2011 and Series D financing in mid-2010.

Loss from Change in Fair Value of Warrant Liabilities

Loss from the change in fair value of warrant liabilities increased by $3.0 million in the six months ended June 30, 2011 compared to the same period in 2010, primarily due to the fair value increase of the warrants issued in connection with our redeemable convertible preferred stock. We recorded a non-cash loss from change in fair value of the warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the close of our initial public offering all outstanding warrants to purchase shares of preferred stock had been converted into shares of our common stock or common stock warrants, and will no longer be remeasured to fair value.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable securities

Our cash, cash equivalents and marketable securities are held primarily in money market funds, obligations of US government agencies, asset-backed, mortgage-backed and corporate debt securities. Our investments in marketable securities are all classified as available-for-sale securities or held-to-maturity, and are recorded at their fair value and amortized cost, respectively. We make our investments in accordance with our investment policy, the primary objectives of which are liquidity and capital preservation. The balances of our cash, cash equivalents and marketable securities were as follows:

	June 30, 2011	December 31, 2010

	(In thousands)
Cash and cash equivalents	$197,407	$32,497
Marketable securities	69,047	49,533

Cash, cash equivalents and marketable securities increased by $184.4 million in the six months ended June 30, 2011, primarily due to net proceeds of $198.3 million from the sale of 12,021,250 shares in our initial public offering at a price of $18.00 per share, which closed in June 2011, $15.0 million of loan proceeds received from Silicon Valley Bank, $1.6 million received from repayment of promissory notes from stockholders, partially offset by cash used in operating activities of $20.4 million and purchases of the Peoria Facility and property and equipment of $9.8 million.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(20,427)	$(8,154)
Net cash used in investing activities	$(29,873)	$(1,778)
Net cash provided by financing activities	$215,147	$46,157

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of June 30, 2011, we had an accumulated deficit of $77.1 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, expand our research and development activities and support commercialization activities for our products. In addition, we may acquire additional manufacturing facilities and/or expand or build-out our current pilot manufacturing facility. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of becoming a publicly-traded company. As a result, we will need to generate significant product sales, collaborative research and development funding, government program revenues, license fees and other revenues to achieve profitability.

In May 2011, we purchased the Peoria Facility. We expect to begin fermentation operations at the Peoria Facility in the second half of 2011 and integrated production of microbial oil in the first half of 2012 funded in part by the DOE grant described below. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. The promissory note will be interest free and will be paid in two lump sum payments, one on March 1, 2012 and the second on March 1, 2013. The note is secured by the real and personal property acquired from the seller. The purchase agreement does not contain financial ratio covenants, nor any affirmative or negative financial covenants, other than a prohibition on creating any liens against the collateral as defined in the agreement.

We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct our production facility, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery. We plan to build the integrated biorefinery at our Peoria Facility. Under the terms of the grant, we are responsible for funding an additional $5.4 million.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan) that may be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility.

We believe that our current cash, cash equivalents and marketable securities and cash commitments from partners will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” elsewhere in this quarterly report. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our manufacturing and research and development programs.

Cash Flows during the Six Months Ended June 30, 2011 and 2010

Cash Flows from Operating Activities

Cash used in operating activities of $20.4 million in the six months ended June 30, 2011 reflect a loss of $24.2 million, a net change of $6.0 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $9.8 million. The net change used in our operating assets and liabilities was primarily a result of increases in our inventories of $2.4 million primarily due to production of Algenist™ product and increases in our prepaid and other assets of $2.3 million primarily from our receivable from our JV. Accounts receivable increased by $1.1 million due to revenues earned from research and development programs and sales of Algenist™ products while our accounts payable balance decreased by $1.8 million as we paid some third party contractors in the six months ended June 30, 2011. These changes were partially offset by increases in accrued expenses of $1.4 million related to suppliers and contractors. Non-cash charges primarily included $5.0 million of stock-based compensation, $3.6 million related to the change in fair value of our warrant liability and $0.7 million of depreciation and amortization.

Cash used in operating activities of $8.2 million in the six months ended June 30, 2010 reflect a loss of $10.3 million, a net change of $0.3 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $1.9 million. The net change in our operating assets and liabilities was primarily a result of a net decrease in accounts receivable of $1.6 million, partially offset by an increase of $0.9 million in deferred revenue and $0.7 million in accounts payable. Non-cash charges primarily included $0.6 million related to the change in fair value of our warrant liability, $0.6 million related to stock-based compensation and $0.4 million of depreciation and amortization. The net increase in accounts receivable and deferred revenues was due to revenues earned and cash received on government research programs during the six months ended June 30, 2010.

Cash Flows from Investing Activities

In the six months ended June 30, 2011, cash used in investing activities was $29.9 million, as a result of $20.2 million of net marketable securities purchases, and $10.1 million of capital expenditures related primarily to the purchase of the Peoria Facility.

In the six months ended June 30, 2010, cash used in investing activities was $1.8 million, as a result of $0.5 million of net marketable securities purchases, $1.1 million of capital expenditures and a $0.2 million increase in restricted cash related to our South San Francisco lease.

Cash Flows from Financing Activities

In the six months ended June 30, 2011, cash provided by financing activities was $215.1 million, primarily due to the net proceeds of $198.3 million received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs paid during the six months ended June 30, 2011, $1.6 million received on promissory notes to stockholders and a $15.0 million term loan received from Silicon Valley Bank.

In the six months ended June 30, 2010, cash provided by financing activities was $46.2 million, primarily as a result of $47.8 million of proceeds received from the issuance of convertible preferred stock.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2011:

	Total	2011	2012	2013	2014	2015 and beyond
	(In thousands)
Principal payments on long term debt	$20,705	$309	$5,413	$7,351	$3,921	$3,711
Interest payments on long-term debt, fixed rate	2,129	402	722	544	360	101
Operating leases	7,107	942	1,937	1,997	2,059	172
Purchase obligations	4,395	4,395	—	—	—	—

Total	$34,336	$6,048	$8,072	$9,892	$6,340	$3,984

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty and (2) that portion of the expenses that we expect to incur up to $3.4 million from July 2011 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed. We have the right to be reimbursed for up to $27.4 million of a total of up to $35.9 million of expenses for research activities that we undertake under our government programs. The total amount of actual program expenses and timing were not estimable as of June 30, 2011.

We currently lease approximately 78,000 square feet of office and laboratory space in South San Francisco, California. In July 2011, we entered into an amendment to our sublease agreement that provides for the expansion of the lease premises by 22,000 square feet of office space from its sublandlord beginning in the first quarter of 2012. The payment terms were modified to increase rent payments and our share of operating expenses, commensurate to the increase in leased square footage.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our condensed consolidated balance sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2011. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2011, our investment portfolio consisted primarily of money market funds, corporate debt obligations, asset-backed and mortgaged-backed securities, US government-sponsored enterprise securities, US Treasury securities and US government agency securities, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of June 30, 2011. Due to the short-term nature of these instruments, we do not believe that we would have a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular through our JV with Roquette, into Europe. We have also launched the Algenist™ product line in Europe in March 2011 and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the US dollar. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock. We have not historically hedged the price volatility of plant sugar feedstock. In the future, we may manage our exposure to this risk by hedging the price volatility of feedstock, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this quarterly report (June 30, 2011), we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report.

(b)	Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the risks described below before investing in our publicly- traded securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses for at least the next several years and may never achieve or sustain profitability.

We are an early stage company with a limited operating history. We only recently began commercializing our products. A substantial portion of our revenues consists of funding from third party collaborative research agreements and government grants. We have only generated limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the fuels and chemicals markets, only a small portion of our revenues to date has been generated from market development activities. We have not yet commercialized any of our oils in the chemicals market.

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $24.3 million during the six months ended June 30, 2011. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build-out our product pipeline. As of June 30, 2011, we had an accumulated deficit of $77.1 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, and the build-out and operation of our Peoria Facility and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

We, along with our development and commercialization partners will need to develop products successfully, produce them in large quantities cost effectively and market and sell them profitably. If our products do not achieve market acceptance, we will not become profitable on a quarterly or annual basis. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

We have generated limited revenues from the sale of our products, and our business may fail if we are not able to successfully commercialize these products.

We have had only limited product sales to date. If we are not successful in further advancing our existing commercial arrangements with strategic partners, developing new arrangements, or otherwise increasing our manufacturing capacity and securing access to sufficient volumes of low-cost, reliable feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	reliance on third party manufacturers for significant parts of our production processes;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to achieve commercial scale production of our products on a cost effective basis and in a timely manner;

•	our ability to secure access to sufficient volumes of low-cost, reliable feedstock;

•	our ability to establish and maintain successful relationships with feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and diversion of resources from food production.

The production of our microalgae-based oils and bioproducts requires fermentable feedstock. The inability to obtain feedstock in sufficient quantities or in a timely and cost-effective manner may limit our ability to produce our products.

A critical component of the production of our oils and bioproducts is access to feedstock in sufficient quantities and at an acceptable price to enable commercial production and sale. Currently we purchase feedstock, such as sugarcane-based sucrose and corn-based dextrose, for the production of our products at prevailing market prices.

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), pursuant to joint venture arrangements, we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the fuels and chemicals markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of quality feedstock at sustainable costs or at all. If we cannot access feedstock in the quantities and at prices we need, we may not be able to commercialize our fuels and chemicals products and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States, but we cannot assure you that we will successfully enter into a long-term contract on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply it in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand resulting from population growth and changes in standards of living, rising commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature that vary. Weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest and the fact that many feedstock crops are not themselves traded commodities increases these risks and limit our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

We are currently in discussions with multiple potential feedstock partners, including multiple sugarcane producers in Brazil. Brazilian sugarcane prices may also increase due to, among other things, changes in the criteria set by the Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), known as Consecana. Consecana is an industry association of producers of sugarcane, sugar and ethanol that sets market terms and prices for general supply, lease and partnership agreements and may change such prices and terms from time to time. Moreover, Brazil has a developed industry for producing ethanol from sugarcane, and if we have manufacturing operations in Brazil, we will need to compete for sugarcane feedstock with ethanol producers. Such changes and competition could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products, which could adversely affect our business and results of operations.

We plan to enter into arrangements with feedstock producers to co-locate oil production at their existing mills, and if we are not able to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.

We intend to expand our manufacturing capacity by entering into agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. For example, in December 2010, we entered into a non-binding letter of intent with Bunge Limited, one of the largest sugarcane processing companies in Brazil, to form a joint venture and co-locate oil production at one or more of their sugarcane mills. In addition, we have signed a development agreement with Ecopetrol, the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. Subsequently, we entered into two separate agreements with Bunge in May of 2011. The first is a joint development agreement that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. The second is a Warrant Agreement that vests upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of output oil coming online in 2013.

There can be no assurance that Bunge Limited, Ecopetrol or a sufficient number of other sugar or other feedstock mill owners will accept the opportunity to partner with us for the production of our oils. In particular, there can be no guarantee that the collaboration contemplated by the letter of intent and other agreements with Bunge will progress as planned or at all. Reluctance on the part of Bunge Limited, Ecopetrol, or other mill owners may be caused, for example, by their failure to understand our technology or product opportunities or to believe greater economic benefits can be achieved from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital; alternatively, if mill owners are able to obtain debt financing, we may be required to provide a guarantee. Limitations in the credit markets, such as those experienced in the recent economic downturn or historically in Brazil as a result of government monetary policies designed in response to very high rates of inflation, would impede or prevent this kind of financing and could adversely affect our ability to develop the production capacity needed to allow us to grow our business. Mill owners may also be limited by existing contractual obligations with other third parties, liability, health and safety concerns and additional maintenance, training, operating and other ongoing expenses.

Even if feedstock partners are willing to co-locate our oil production at their mills, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with mill owners, our cost of gaining this manufacturing capacity may be higher than anticipated in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the manufacturing capacity that we need to grow our business.

The successful development of our business depends on our ability to efficiently and cost-effectively produce microalgae-based oils.

Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. Productivity is principally a function of the amount of biomass that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to maintain our current production cost profile as we bring large commercial manufacturing capacity online. If we cannot do so, our business would be materially and adversely affected.

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 75,000 liters, but will need to reproduce our productivity and yields using fermenters with a capacity of approximately 750,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely at least partially on third parties (including partners and contract manufacturers) for the production of our products. Except for the supply of nutrition products for Solazyme Roquette Nutritionals by our partner, Roquette, pursuant to joint venture arrangements, we have not yet entered into any long term manufacturing or supply agreements for any of our products. Our current and anticipated future dependence upon others for the production and processing of our products may adversely affect our ability to develop any products on a timely and competitive basis. The failure of any of these third parties to continue to provide acceptable products could delay the development and commercialization of our products.

We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production of our products.

To date, our products have been produced and processed in quantities sufficient for our development work. For example, we delivered approximately 80,000 liters (73 metric tons) of microalgae-based military marine diesel and jet fuel to the US Navy in 2010. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.

In addition, if a facility or the equipment in a facility that produces our products is significantly damaged, destroyed or otherwise becomes unavailable, we or our partners may be unable to replace the manufacturing capacity quickly or inexpensively. The inability to obtain manufacturing agreements, the damage or destruction of a facility on which we or our partners rely for manufacturing or any other delays in obtaining supply would delay or prevent us and/or our partners from further developing and commercializing our products.

We may experience significant delays in financing, designing and constructing large commercial manufacturing facilities, which could result in harm to our business and prospects.

Our business plan contemplates bringing significant commercial manufacturing capacity online over the next several years and we will need to construct, or otherwise secure access to, capacity significantly greater than what we have previously used as we commercialize our fuel and chemical products. We expect our Solazyme Roquette Nutritionals joint venture will have access to commercial plants that Roquette has agreed to construct.

We aim to commence production of oils for the fuels and chemicals markets at one large commercial facility by 2013 and additional facilities in 2014 and 2015. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility to meet a portion or all of these targets. If we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget.

Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or bioproduct we anticipate in such plant and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

If we fail to maintain and successfully manage our existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our products and achieve or sustain profitability.

Our ability to enter into, maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various strategic partners. We currently rely on our partners for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

We have entered into a joint venture with Roquette in connection with our nutrition business. In the skin and personal care market, we have entered into arrangements with Sephora S.A. (Sephora International), Sephora USA, Inc. (Sephora USA), Sephora Canada, QVC, Inc. (QVC), The Shopping Channel and Space NK. In the fuels and chemicals markets, we have entered into development agreements with Bunge Global Innovation, LLC, Chevron U.S.A. Inc., through its division Chevron Technology Ventures (Chevron), and with The Dow Chemical Company (Dow). There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora International, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. The exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

Pursuant to the agreements listed above and similar arrangements that we may enter into in the future, we may have limited or no control over the amount or timing of resources that any partner is able or willing to devote to our products or collaborative efforts. Any of our partners may fail to perform their obligations as expected. These partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our partners may not develop products arising out of our arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of our products. Dependence on collaborative arrangements will also subject us to other risks, including:

•

we may be required to relinquish important rights, including intellectual property, marketing and distribution rights or may disagree with our partners as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	we may have lower revenues than if we were to market and distribute such products ourselves;

•	a partner could separately develop and market a competing product either independently or in collaboration with others, including our competitors;

•

our partners could become unable or less willing to expend their resources on research and development or commercialization efforts due to general market conditions, their financial condition or other circumstances beyond our control;

•	we may be unable to manage multiple simultaneous partnerships or collaborations; and

•	our partners may operate in countries where their operations could be adversely affected by changes in the local regulatory environment or by political unrest.

Moreover, disagreements with a partner could develop and any conflict with a partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occur, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations.

Additionally, our business could be negatively impacted if any of our partners undergo a change of control or were to otherwise assign the rights or obligations under any of our agreements to a competitor of ours or to a third party who is not willing to work with us on the same terms or commit the same resources as the current partner.

Our relationship with our strategic partner Roquette may not prove successful.

We have entered into a 50/50 joint venture with Roquette, one of the largest global starch and starch-derivatives companies. As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, through which both we and Roquette will conduct a substantial portion of our business in connection with microalgae-based oils and bioproducts for the food, nutraceuticals and animal feed markets. In connection with the establishment of the JV, we have entered into services, manufacturing and license agreements with Roquette and Solazyme Roquette Nutritionals.

Our ability to generate value from the JV will depend, among other things, on our ability to work cooperatively with Roquette and Solazyme Roquette Nutritionals for the commercialization of the JV’s products. We may not be able to do so. For example, under the joint venture, Roquette personnel and facilities will be used to produce nutrition products using our licensed technology. Roquette does not have previous experience working with our technology, and we cannot assure you that the JV will be successful in commercializing its products. In addition, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Roquette that could delay the development and commercialization of the JV’s products or cause the dissolution of the JV. For example, the joint venture agreement contemplates that Roquette will construct and own two JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year. In addition, subject to approval of the board of directors of the JV to enter into Phase 3, Roquette has committed to fund a JV-owned facility in Phase 3 that is expected to have capacity of approximately 50,000 metric tons per year. However, because the four-person board of directors of the JV includes two Roquette designees, the decision to proceed with Phase 3 will functionally require Roquette’s approval. If we are unable to obtain the approval of the board of directors of the JV, our ability to commercialize the JV’s nutrition products and the financial performance of the JV will suffer.

We cannot assure you that our products will meet necessary standards or be approved or accepted by customers in our target markets.

If we are unable to convince our potential customers or end users of our products that we are a reliable supplier, that our products are comparable or superior to the products that they currently use or that the use of our products is otherwise beneficial to them, we will not be successful in entering our target markets and our business will be adversely affected.

Although we produce products for the fuels market that comply with industry specifications, potential fuels customers may be reluctant to adopt new products due to a lack of familiarity with our oils. In addition, our fuels may need to satisfy product certification requirements of equipment manufacturers. For example, diesel engine manufacturers may need to certify that the use of diesel fuels produced from our oils in their equipment will not invalidate product warranties.

In the chemicals market, the potential customers for our oils are generally companies that have well-developed manufacturing processes and arrangements with suppliers for the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years.

In the nutrition market, our JV’s products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based products as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (CPG) companies do not accept our JV’s products as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our JV’s oils or bioproducts, the JV will not be successful in competing in the nutrition market and our business will be adversely affected.

In the skin and personal care market, we sell branded products directly to potential customers but cannot assure that consumers will be attracted to our brand initially or purchase our products on an ongoing basis. As a result, our distribution partners may decide to discontinue marketing our products.

We have entered into non-binding letters of intent with third parties regarding purchase of our products, but these agreements do not obligate the other party to purchase any quantities of any products at this time. There can be no assurance that our non-binding letters of intent will lead to definitive agreements to purchase our products.

We have limited experience in structuring arrangements with customers for the purchase of our microalgae-based products, and we may not be successful in this essential aspect of our business.

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we have only recently begun to commercialize our skin and personal care products and, through Solazyme Roquette Nutritionals, nutrition products, and are still in the process of developing our products for the fuels and chemicals markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our oils and bioproducts to certain customers, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of our oils involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to our oils or the ultimate products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our oils. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet specifications or other requirements. Any such suits, even if not successful, could be costly and disrupt the attention of our management and damage our negotiations.

Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot assure you that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it might exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

We will face risks associated with our international business in developing countries and elsewhere.

For the foreseeable future, our business plan will likely subject us to risks associated with essential manufacturing, sales and operations in developing countries, such as Brazil, Colombia and India. We have limited experience to date manufacturing and selling internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. The economies of many of the countries in which we will operate have been characterized by frequent and occasionally extensive government intervention and unstable economic cycles.

International business operations are subject to local legal, political, regulatory and social requirements and economic conditions and our business, financial performance and prospects may be adversely affected by, among others, the following factors:

•	political, economic, diplomatic or social instability;

•	land reform movements;

•

tariffs, export or import restrictions, restrictions on remittances abroad or repatriation of profits, duties or taxes that limit our ability to move our products out of these countries or interfere with the import of essential materials into these countries;

•	inflation, changing interest rates and exchange controls;

•	tax burden and policies;

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our microalgae strains to produce products;

•	the imposition of limitations on products or processes and the production or sale of those products or processes;

•	uncertainties relating to foreign laws, including labor laws, regulations and restrictions, and legal proceedings;

•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

•	successful compliance with US and foreign laws that regulate the conduct of business abroad, including the Foreign Corrupt Practices Act;

•	insufficient investment in developing countries in public infrastructure, including transportation infrastructure, and disruption of transportation and logistics services; and

•	difficulties and costs of staffing and managing foreign operations.

These and other factors could have a material adverse impact on our results of operations and financial condition.

Our international operations may expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.

We currently incur some costs and expenses in Euros and the Brazilian Real and expect in the future to incur additional expenses in these and other foreign currencies, and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the US dollar and other foreign currencies. For example, the Real appreciated 12%, 8% and 17% against the US dollar in 2005, 2006, and 2007, respectively. By comparison, the Euro depreciated 15% against the US dollar in 2005 and appreciated 11% and 10% against the US dollar in 2006 and 2007, respectively. As a result of the global financial crisis in mid-2008, the Real depreciated 31% against the US dollar. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the Real once again appreciated 25% against the US dollar. In 2010, the Real appreciated 5% against the US dollar. As a result of the European sovereign debt crisis, the Euro depreciated 7% against the US dollar in 2010. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the US dollar in the future.

We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the US dollar compared to those foreign currencies will increase our costs as expressed in US dollars. Future measures by foreign governments to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed value of their currencies, may trigger increases in inflation. We may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

We may encounter difficulties managing our growth, and we will need to properly prioritize our efforts in three distinct target markets as our business grows. If we are unable to do so, our business, financial condition and results of operations may be adversely affected.

Our business has grown rapidly. Continued growth may place a strain on our human and capital resources. Furthermore, we intend to conduct our business internationally and anticipate business operations in the United States, Europe, Latin America and elsewhere. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several product categories and markets.

Our growth is taking place across three distinct target markets: fuels and chemicals, nutrition, and skin and personal care. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these areas and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations continue to grow, the simultaneous management of development, production and commercialization across all three target markets will become increasingly complex and may result in the less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

Our ability to manage our operations, growth and various projects across our target markets effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. We may be unable to effectively manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter.

In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

Our success depends in part on recruiting and retaining key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. We are currently a small organization and will need to hire additional personnel to execute our business strategy successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon our senior management and scientists. If any of such persons left, our business could be harmed. All of our employees are “at-will” employees. The loss of the services of one or more of our key employees could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology manufacturing field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

We may not be able to obtain regulatory approval for the sale of our microalgae-based products and, even if approvals are obtained, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories will be time-consuming and costly.

The sale of diesel and jet fuels produced from our oils is subject to regulation by various government agencies, including the Environmental Protection Agency (EPA) and the California Air Resources Board in the U.S. To date, we have not registered any fuels made from our oils in the U.S. or elsewhere. We or our refining or commercialization partners or customers may be required to register our fuel in the U.S., with the European Commission and elsewhere before selling our products.

Our chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice process to manufacture and distribute products made from our microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA for a review period of up to 90 days including extensions. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the molecules we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well.

Our nutrition products are subject to regulation by various government agencies, including the US Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. Food ingredients and ingredients used in animal feed are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. We have submitted to the FDA our GRAS Notice of Determination for algal oil and plan to submit our GRAS Notice of Determination for algal flour. We do not expect any objections upon their review. However, there can be no assurance that we will not receive any objections from the FDA to our Notices of Determination. If the FDA were to disagree with our determination, they could ask us to voluntarily withdraw the products from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. Our skin and personal care products are also subject to regulation by various government agencies both within and outside the United States. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our skin and personal care products.

Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.

We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products, and we cannot assure you that we will be able to obtain necessary approvals in a timely manner or at all. If our microalgae-based oils and bioproducts do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products will continue to apply following initial approval for sale. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements will be time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our oils and bioproducts, and our business may be harmed.

We may incur significant costs complying with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to these materials both in the U.S. and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

Although we have implemented safety procedures for handling and disposing of these materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will be compliant or capable of eliminating the risk of injury or contamination from the generation, manufacturing, use, storage, transportation, handling, disposal of, and human exposure to hazardous materials. Failure to comply with environmental, health and safety laws could subject us to liability and resulting damages. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act in the United States can impose liability for the full amount of damages without regard to comparative fault for the investigation and cleanup of contamination and impacts to human health and for damages to natural resources. Contamination at properties we will own and operate, and at properties to which we sent hazardous materials, may result in liability for us under environmental laws and regulations.

Our business and operations will be affected by other new environmental, health and safety laws and regulations, which may affect our research and development programs, and environmental laws could become more stringent over time, requiring us to change our operations, or resulting in greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. The costs of complying with environmental, health and safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on demand for our oils, business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing or adoption of new domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. The elimination of or any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, the US Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009, and its extension was not approved until March 2010. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

Conversely, government programs could increase investment and competition in the markets for our oils. For example, various governments have recently announced a number of spending programs focused on the development of clean technology, including alternatives to petroleum-based fuels and the reduction of greenhouse gas (GHG) emissions, which could lead to increased funding for our competitors or the rapid increase in the number of competitors within our markets.

Concerns associated with renewable fuels, including land usage, national security interests and food crop usage, are receiving legislative, industry and public attention. This could result in future legislation, regulation and/or administrative action that could adversely affect our business. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

Future government policies may adversely affect the supply of sugarcane, corn or cellulosic sugars restricting our ability to use these feedstocks to produce our oils, and negatively impact our revenues and results of operations.

We may face risks relating to the use of our targeted recombinant microalgae strains, and if we are not able to secure regulatory approval for the use of these strains or if we face material ethical, legal and social concerns about our use of targeted recombinant technology, our business could be adversely affected.

The use of microorganisms designed using targeted recombinant technology, such as some of our microalgae strains, is subject to laws and regulations in many states and countries, some of which are new and still evolving and interpreted by fact specific application. In the U.S., the EPA regulates the commercial use of microorganisms designed using targeted recombinant technology as well as potential products derived from them.

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the U.S., when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and are preparing to file a Microbial Commercial Activity Notice for the strain of optimized microalgae that we use for our fuels and chemicals businesses. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. We will need to submit an application for approval from CTNBio to use microalgae designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

The subject of organisms designed using targeted recombinant technology has received negative publicity, which has aroused public debate. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and microorganisms designed using targeted recombinant technology could influence public acceptance of our technology and products. In addition, shifting public attitudes regarding, and potential changes to laws governing ownership of genetic material, could harm our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing, or commercializing our products, processes and technologies. Governmental reaction to negative publicity concerning organisms designed using targeted recombinant technology could result in greater government regulation of or trade restrictions on imports of genetic research and derivative products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to the use of targeted recombinant technology, our products and processes may not be accepted or we could face increased expenses, delays or other impediments to their commercialization.

Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We are in the process of implementing a new enterprise resource planning (ERP) system. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and commercialize products, provide services, fulfill contractual obligations, file reports with the Securities and Exchange Commission (SEC) in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

We expect to face competition for our oils in the fuels and chemicals markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products we may not be successful in bringing our products to market or further growing our business.

We expect that our oils will compete with petroleum, plant oils and animal fats currently used in production of conventional fuel and chemical products. Our oils may also compete with materials produced by other companies producing advanced biofuels and from producers of other renewable oils such as jatropha, camelina, and other algal oils.

In the transportation fuels market, we expect to compete with independent and integrated oil refiners, large oil and gas companies and in certain fuels markets, with other companies producing advanced biofuels. The refiners compete with us by selling conventional fuel products, and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as production using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific engineered enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane baggase into fermentable sugars and ultimately, renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

In the chemical markets, we will compete with the established providers of oils currently used in chemical products. Producers of these incumbent products include global oil companies, including those selling agricultural products such as palm oil, palm kernel oil, castor bean oil and sunflower oil, large international chemical companies and other companies specializing in specific products or essential oils. We may also compete in one or more of these markets with manufacturers of other products such as highly refined petrochemicals, synthetic polymers and other petroleum-based fluids and lubricants as well as new market entrants offering renewable products.

We believe the primary competitive factors in both the fuels and chemicals markets are product price, product performance, sustainability, availability of supply and compatibility of products with existing infrastructure.

The oil companies, large chemical companies and well-established agricultural products companies with whom we expect to compete are much larger than we are, have, in many cases, well-developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. Some of our competitors may use their influence to impede the development and acceptance of our products. Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. In the nascent markets for renewable fuels and chemicals, it is difficult to predict which, if any, market entrants will be successful, and we may lose market share to competitors producing new or existing renewable products.

We expect to face competition for our nutrition and skin and personal care products from other companies in these fields, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or their products, we may not be successful in selling our products or further growing our business.

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as SALOV North America Corporation (through its Filippo Berio products), Archer Daniels Midland Company and Cargill, Incorporated, are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and Danisco A/S (who recently agreed to be acquired by E. I. du Pont de Nemours and Company). We plan to develop nutrition products both within and independent of our joint venture with Roquette, but our success will depend on our ability to effectively compete with established companies and successfully commercialize our products.

In the skin and personal care market, we expect to compete with established companies and brands with loyal customer followings. The market for skin and personal care products is characterized by strong established brands, loyal brand following and heavy brand marketing. We will compete with companies with well-known brands such as Kinerase®, Perricone MD®, and StriVectin®. These companies have greater sales and marketing resources. We will also compete in the mass consumer market. Some of our competitors in this market have well-known brands such as Meaningful Beauty® and Principal Secret® and have substantially greater sales and marketing resources. We have limited experience in the skin and personal care market and neither our brand nor the active ingredient in our products is known. We will need to devote substantial resources to the marketing of our products and there can be no assurance that we will be successful.

A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our oils and may otherwise adversely affect our business.

We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum and certain plant oils. We anticipate that most of our oils, and in particular those used to produce fuels, will be marketed as alternatives to corresponding products based on petroleum and plant oils. If the price of any of these oils falls, we may be unable to produce tailored oils that are cost-effective alternatives to their petroleum or other plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our oils. During sustained periods of lower oil prices we may be unable to sell our oils, which could materially and adversely affect our operating results.

Petroleum prices have been extremely volatile, and this volatility is expected to persist. Lower petroleum prices over extended periods of time may change the perceptions in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If petroleum prices were to decline from present levels and remain at lower levels for extended periods of time, the demand for renewable fuels could be reduced, and our business and revenue may be harmed.

Prices of plant oils have also experienced significant volatility. If prices for oils such as palm kernel were to materially decrease in the future, there may be less demand for oil alternatives, which could reduce demand for our products and harm our business. The prices of commodities that serve as food ingredients have also been volatile. For example, the prices of wheat and corn increased during 2010. To the extent that the prices of these commodities decline and remain at lower levels for extended periods of time, the demand for our nutrition products may be reduced, and our ability to successfully compete in this market may be harmed.

Our facilities in California are located near an earthquake fault, and an earthquake or other natural disaster or resource shortage could disrupt our operations.

Important documents and records, such as hard copies of our laboratory books and records for our products and manufacturing operations, are located in our corporate headquarters at a single location in South San Francisco, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, we do not maintain earthquake or flood coverage.

Risks Related to Our Intellectual Property

Our competitive position depends on our ability to effectively obtain and enforce patents related to our products, manufacturing components and manufacturing processes. If we or our licensors fail to adequately protect this intellectual property, our ability and/or our partners’ ability to commercialize products could suffer.

Our success depends in part on our ability to obtain and maintain patent protection sufficient to prevent others from utilizing our manufacturing components, manufacturing processes or marketing our products, as well as to successfully defend and enforce our patents against infringement by others. In order to protect our products, manufacturing components and manufacturing processes from unauthorized use by third parties, we must hold patent rights which cover our products, manufacturing components and manufacturing processes.

The patent position of biotechnology and bio-industrial companies can be highly uncertain because obtaining and determining the scope of patent rights involves complex legal and factual questions. The standards applied by the US Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. There is no uniform worldwide policy regarding patentable subject matter, the scope of claims allowable in biotechnology and bio-industrial patents, or the formal requirements to obtain such patents. Consequently, patents may not issue from our pending patent applications. Furthermore, in the process of seeking patent protection or even after a patent is granted, we could become subject to expensive and protracted proceedings, including patent interference, opposition and re-examination proceedings, which could invalidate or narrow the scope of our patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that we might obtain on our proprietary products and technology.

Changes either in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights. Depending on the decisions and actions taken by the US Congress, the federal courts, and the US Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks associated with enforcing our intellectual property rights in the United States.

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes. Furthermore, in patent litigation in the United States, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse impact on our business.

Even if our patent rights are found to be valid and enforceable, patent claims that survive litigation may not cover commercially viable products or prevent competitors from importing or marketing products similar to our own, or using manufacturing processes or manufacturing components similar to our own.

Although we believe we have obtained assignments of patent rights from all inventors, if an inventor did not adequately assign their patent rights to us, a third party could obtain a license to the patent from such inventor. This could preclude us from enforcing the patent against such third party.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries where we intend to produce and use our proprietary strains in collaboration with sugar mills or other feedstock suppliers do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, including Brazil and other developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or bio-industrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our intellectual property rights in these countries. Proceedings to enforce our patent rights in certain foreign jurisdictions are unpredictable and could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Third parties may misappropriate our proprietary strains.

Third parties (including joint venture, development and feedstock partners, contract manufacturers, and other contractors and shipping agents) often have custody or control of our proprietary strains. If our proprietary strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use our strains for their own commercial gain. It is difficult to prevent misappropriation and subsequent reverse engineering. In the event that our proprietary strains are misappropriated, it could be difficult for us to challenge the misappropriation and prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of proprietary information and trade secrets.

In addition to patents, we rely on confidentiality agreements to protect our technical know-how and other proprietary information. Confidentiality agreements are used, for example, when we talk to potential strategic partners. In addition, each of our employees has signed a confidentiality agreement upon joining our company. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

We also keep as trade secrets, certain technical and proprietary information where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

Claims that our products or manufacturing processes infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, whether or not we are successful, and an unfavorable outcome in these proceedings would have a material adverse effect on our business.

Our ability to commercialize our technology depends on our ability to develop, manufacture, market and sell our products without infringing the proprietary rights of third parties. An issued patent does not guarantee us the right to practice or utilize the patented inventions or commercialize the patented product. Third parties may have blocking patents that may prevent us from commercializing our patented products and utilizing our patented manufacturing components and manufacturing processes. In the event that we are made aware of blocking third party patents, we cannot be assured that licenses to the blocking third-party patents would be available or obtainable on terms favorable to us or at all.

Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including oils and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents which are infringed by our products, manufacturing processes or other aspects of our business.

We may be exposed to future litigation based on claims that one of our products, manufacturing processes or manufacturing components infringe the intellectual property rights of others. There is inevitable uncertainty in any litigation, including patent litigation. Defending against claims of patent infringement is costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the costs and uncertainty associated with patent litigation could have a material adverse effect on our ability to continue our internal research and development programs, in-license needed technology, or enter into strategic partnerships that would help us commercialize our technologies. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business.

If a third party successfully asserts a patent or other intellectual property rights against us, we might be barred from using certain of our manufacturing processes or manufacturing components, or from developing and commercializing related products. Injunctions against using specified processes or components, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, we may be required to pay substantial damage awards to the third party, including treble or enhanced damages if we are found to have willfully infringed the third party’s intellectual property rights. We may also be required to obtain a license from the third party in order to continue manufacturing and/or marketing our products which were found to infringe. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our ability to competitively commercialize some or all of our products.

During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, technology or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

We have received government funding in connection with the development of certain of our proprietary technologies, which could negatively affect our intellectual property rights in such technologies.

Some of our proprietary technology was developed with US federal government funding. When new technologies are developed with US government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the US government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to US industry. In addition, US government-funded inventions must be reported to the government and US government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to government license rights and foreign manufacturing restrictions. Any exercise by the government of such rights could harm our competitive position or impact our operating results.

In addition, some of our technology was funded by a grant from the state of California. Inventions funded by this grant may be subject to forfeiture if we do not seek to patent or practically apply them. Any such forfeiture could have a materially adverse effect on our business.

Risks Related to Our Finances and Capital Requirements

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure to achieve, technology or product development milestones needed to allow us to enter target markets on a cost effective basis;

•

delays or greater than anticipated expenses associated with the completion of new production facilities, and the time to complete scale up of production following completion of a new manufacturing facility;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of and demand for products based on petroleum or other oils for which our oils are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.

Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development activities.

To date, we have financed our operations primarily through private placements of our equity securities and government grants as well as funding from strategic partners. In May 2011, we entered into a loan and security agreement with Silicon Valley Bank that provided for a $20.0 million credit facility consisting of (i) a $15.0 million term loan and (ii) a $5.0 million revolving facility. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing that we currently expect to be provided by these owners. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

We have received government grant funding and may pursue government funding in the future. Loss of our government grant funding could adversely impact our future plans.

We have been awarded an approximately $22 million “Integrated Bio-Refinery” grant from the US Department of Energy (DOE). The terms of this grant make the funds available to us to develop US-based production capabilities for renewable fuels and chemicals derived from microalgae to be sited at the Peoria Facility. Government grant agreements generally have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. If the DOE later terminates or adversely modifies its grant agreement with us, our US-based research and development activities could be impaired, which could affect our ability to meet planned production levels and harm our business.

Activities funded by a government grant are subject to audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Grant funds must be applied by us toward the research and development programs specified by the granting agency, rather than for all of our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations. We are also subject to additional regulations based on our receipt of government grant funding and entry into government contracts. If we fail to comply with these requirements, we may face penalties and may not be awarded government funding or contracts in the future.

If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

If appropriate opportunities become available, we may seek to acquire additional businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions, or assume significant liabilities.

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with current and/or prospective collaborators, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Acquisitions may also require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.

Raising additional funds may cause dilution to our stockholders or require us to relinquish valuable rights.

If we elect to raise additional funds through public or private equity offerings, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the loan and security agreement we entered into with Silicon Valley Bank in May 2011 contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and, in the event we are an accelerated filer, our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Risks Relating to Securities Markets and Investment in Our Stock

The price of our common stock may be volatile.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies, particularly small technology companies can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the risk factors described in this prospectus.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.

As of June 30, 2011 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 53.1% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

A significant portion of total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2011, our directors, executive officers and beneficial holders of 5% or more of our outstanding stock beneficially owned, collectively, approximately 53.1% of our outstanding common stock including shares subject to repurchase. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Based on shares outstanding as of June 30, 2011, we had 59,653,048 outstanding shares of common stock (including 195,110 shares subject to repurchase) of which 47,194,748 shares are subject to a 180-day contractual lock-up expiring on November 22, 2011, unless such lock-up is extended as a result of our initial public offering.

In addition, as of June 30, 2011, there were 7,065,098 shares subject to outstanding options that will become eligible for sale in the public market upon exercise of such options to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the Securities Act). Moreover, holders of an aggregate of 34,534,125 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We also registered 7,750,000 shares of common stock that we may issue under our 2011 Equity Incentive Plan and 2011 Employee Stock Purchase Plan. They can be freely sold in the public market upon issuance and once vested and exercised, as applicable, subject to the 180-day lock-up periods under the lock-up agreements described above.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Delaware law (where we are incorporated) our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	dividing our board of directors into three classes so that only one third of our directors will be up for election in any given year.

Being a public company will increase our expenses and administrative burden.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, as a public company, we are in the process of adopting additional internal controls and disclosure controls and procedures and bearing all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the NASDAQ Global Select Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts do not continue coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, would provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Public Offering of Common Stock

On June 2, 2011, we closed our initial public offering. We sold 12,621,250 shares of common stock at a price to the public of $18.00 per share, which included 600,000 shares offered by selling stockholders and 1,646,250 shares that the underwriters had the option to purchase to cover over-allotments. This offer and sale of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-172790), which was declared effective by the SEC on May 26, 2011. The principal underwriters of the initial public offering were Morgan Stanley and Co. Incorporated, Goldman, Sachs & Co., Jefferies, Pacific Crest Securities and Lazard Capital Markets. We raised approximately $201.2 million in net proceeds after deducting underwriting discounts and commissions of $15.1 million and other offering costs of $4.2 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	S-1	333-172790	May 4, 2011	3.3

3.2	Amended and Restated Bylaws	S-1	333-172790	May 4, 2011	3.4

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Form of Common Stock Warrant of Solazyme, Inc.	S-1	333-172790	March 11, 2011	4.3

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

†	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 5, 2011