Form 10-Q/A
period 2011-06-30
SOLAZYME INC
filed 2011-08-31
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Solazyme, Inc. for the period ended June 30, 2011 filed on August 5, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II: OTHER INFORMATION

Item 6.	Exhibits

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	S-1	333-172790	May 4, 2011	3.3

3.2	Amended and Restated Bylaws	S-1	333-172790	May 4, 2011	3.4

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Form of Common Stock Warrant of Solazyme, Inc.	S-1	333-172790	March 11, 2011	4.3

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35189	August 5, 2011	31.1

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35189	August 5, 2011	31.2

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35189	August 5, 2011	32.1

101*	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Condensed Consolidated Financial Statements					X

†	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 31, 2011