Form 10-Q
period 2011-09-30
SOLAZYME INC
filed 2011-11-08
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.001 par value per share	59,729,105 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$113,200	$32,497
Marketable securities	137,383	49,533
Accounts receivable	1,156	670
Unbilled revenues	5,164	3,467
Inventories	3,194	—
Prepaid expenses and other current assets	4,396	1,816

Total current assets	264,493	87,983
Property, plant and equipment — net	22,319	5,693
Other assets	301	308

Total assets	$287,113	$93,984

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,038	$6,137
Accrued liabilities	7,549	4,320
Current portion of long-term debt	4,673	50
Deferred revenue	914	1,363
Preferred stock warrant liability	—	2,961
Other current liabilities	81	—

Total current liabilities	18,255	14,831
Other liabilities	560	728
Long-term debt	15,837	179

Total liabilities	34,652	15,738

Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series A preferred stock, par value $0.001 — -0- and 7,810,402 shares authorized as of September 30, 2011 and December 31, 2010, respectively; -0- and 7,746,297 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation value: $3,021 at December 31, 2010)	—	2,991
Series B preferred stock, par value $0.001 — -0- and 8,902,946 shares authorized as of September 30, 2011 and December 31, 2010, respectively; -0- and 8,581,037 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation value: $8,663 at December 31, 2010)	—	8,645
Series C preferred stock, par value $0.001 — -0- and 11,431,131 shares authorized as of September 30, 2011 and December 31, 2010, respectively; -0- and 11,431,131 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation value: $57,585 at December 31, 2010)	—	56,943
Series D preferred stock, par value $0.001 — -0- and 6,775,661 shares authorized as of September 30, 2011 and December 31, 2010, respectively; -0- and 6,775,660 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation value: $60,000 at December 31, 2010)	—	59,734

	—	128,313

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 — 5,000,000 and -0- shares authorized at September 30, 2011 and December 31, 2010, respectively; -0- shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001 — 150,000,000 and 60,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 59,597,894 and 12,067,090 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	60	12
Additional paid-in capital	344,382	4,393
Notes receivable from stockholders	—	(1,597)
Accumulated other comprehensive loss	(766)	(40)
Accumulated deficit	(91,215)	(52,835)

Total stockholders’ equity (deficit)	252,461	(50,067)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$287,113	$93,984

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Research and development programs	$7,051	$4,632	$18,542	$14,800
Product revenue	1,886	—	5,535	—

Total revenues	8,937	4,632	24,077	14,800

Operating expenses
Cost of product revenue	554	—	1,592	—
Research and development	10,866	9,260	28,692	21,841
Sales, general and administrative	11,527	4,331	28,591	11,415

Total operating expenses	22,947	13,591	58,875	33,256

Loss from operations	(14,010)	(8,959)	(34,798)	(18,456)
Other income (expense)
Interest and other income	174	48	512	127
Interest expense	(250)	(13)	(397)	(232)
Loss from change in fair value of warrant liabilities	—	—	(3,637)	(638)

Total other income (expense)	(76)	35	(3,522)	(743)

Net loss	(14,086)	(8,924)	(38,320)	(19,199)
Accretion on redeemable convertible preferred stock	—	(33)	(60)	(103)

Net loss attributable to Solazyme, Inc. common stockholders	$(14,086)	$(8,957)	$(38,380)	$(19,302)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.24)	$(0.77)	$(1.15)	$(1.70)

Weighted-average number of common shares used in loss per share computation, basic and diluted	59,508,371	11,708,321	33,271,816	11,363,717

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

Unaudited

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(38,320)	$(19,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,142	572
Loss on disposal of property and equipment	6	—
Accretion (amortization) of premium/discount on marketable securities	1,025	331
Amortization of debt discount	66	60
Amortization of loan fees	8	—
Noncash interest expense (income) — net	(4)	(34)
Issuance of common stock in connection with professional services rendered	16	—
Issuance of common stock warrant in connection with professional services	—	6
Stock-based compensation expense	7,575	955
Revaluation of preferred stock warrant liability	3,637	638
Changes in operating assets and liabilities:
Accounts receivable	(486)	1,890
Unbilled revenue	(1,697)	—
Inventories	(3,194)	—
Prepaid expenses and other current assets	(2,566)	(237)
Other assets	69	(4)
Accounts payable	(956)	1,397
Accrued liabilities	3,093	142
Deferred revenue	(449)	(1,967)
Other current and long-term liabilities	(26)	484

Net cash used in operating activities	(31,061)	(14,966)

Investing activities:
Purchases of property, plant and equipment	(13,241)	(1,717)
Proceeds received from sale of equipment	290	—
Purchases of marketable securities	(137,992)	(31,278)
Proceeds from sales of marketable securities	3,118	—
Maturities of marketable securities	45,707	15,000
Restricted cash	(50)	(269)

Net cash used in investing activities	(102,168)	(18,264)

Financing activities:
Repayments under loan agreements	(34)	(1,858)
Proceeds from the issuance of convertible preferred stock	—	60,000
Payment for equity financing costs	—	(232)
Proceeds from the issuance of common stock, net of repurchases	409	103
Early exercise of stock options subject to repurchase	(61)	316
Payments received on promissory notes to stockholders	1,601	—
Proceeds from borrowings under loan agreements	15,000	—
Payment for loan costs/fees	(90)	—
Proceeds from exercise of common and preferred stock warrants	37	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	201,236	—
Offering costs	(3,852)	—

Net cash provided by financing activities	214,246	58,329

Effect of exchange rates on cash and cash equivalents	(314)	—

Net increase in cash and cash equivalents	80,703	25,099
Cash and cash equivalents — Beginning of period	32,497	19,845

Cash and cash equivalents — End of period	$113,200	$44,944

Supplemental disclosures of cash flow information:
Interest paid in cash	$254	$162

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$60	$103

Capital assets in accounts payable and accrued liabilities	$1,002	$123

Accrued offering costs	$356	$—

Addition of land, building and equipment under notes payable	$5,248	$265

Change in unrealized gain (loss) on investments	$343	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$128,374	$—

Reclassification of preferred stock warrant liability	$6,598	$—

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$4,180	$—

See accompanying notes to the condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share and per share amounts

Unaudited

	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2010	34,534,125	$128,313	—	—	12,067,090	$12	$4,393	$(1,597)	$(40)	$(52,835)	$(50,067)
Issuance of common stock to consultant for services rendered					2,000		16				16
Issuance of common stock upon exercise of stock options					567,763	1	408				409
Restricted stock issued to nonemployees related to services performed					32,708		423				423
Stock-based compensation related to employees							3,976				3,976
Stock-based compensation related to nonemployees							3,176				3,176
Interest earned on stockholder promissory notes								(4)			(4)
Accretion of redeemable convertible preferred stock		60								(60)	(60)
Payments received on notes receivable from stockholders								1,601			1,601
Shares issued for initial public offering, net of offering costs					12,021,250	12	197,016				197,028
Conversion of redeemable convertible preferred stock at initial public offering	(34,534,125)	(128,373)			34,534,125	35	128,339				128,374
Conversion of preferred stock warrant to redeemable convertible preferred stock at initial public offering	303,855										—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	(303,855)				303,855						—
Exercise of preferred stock warrant					64,103		25				25
Conversion of convertible preferred stock warrants to common stock and common stock warrants							6,598				6,598
Exercise of common stock warrants					5,000		12				12
Components of comprehensive loss
Change in unrealized loss on available-for-sale securities									(343)		(343)

Foreign currency translation adjustment									(383)		(383)
Net loss										(38,320)	(38,320)

Comprehensive loss											(39,046)

September 30, 2011	—	$—	—	$—	59,597,894	$60	$344,382	$—	$(766)	$(91,215)	$252,461

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

The industries in which the Company is involved are highly competitive and characterized by the risks of changing technologies, market conditions, and regulatory requirements. Penetration into new markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors, including the technological quality, price, and performance of its products and services relative to those of its competitors, scaling up of production for commercial sale, ability to secure adequate project financing at appropriate terms, and the nature of regulation in those markets.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for other interim periods or for future years.

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

In October 2010, the Company entered into a joint venture with Therabotanics, LLC, in connection with the marketing and sale of a skin-care product line. The joint venture will manufacture, promote and sell the product line through direct response marketing. The joint venture is owned 50% by the Company and 50% by Therabotanics. The Company is obligated to provide initial funding for the infomercial production, and Therabotanics will provide initial working capital. The joint venture had no results of operations for the three and nine months ended September 30, 2011.

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

In the nine months ended September 30, 2011, the $50,000 letter of credit that secured a bank guaranty expired. The Company’s restricted certificate of deposit of $237,000, related to its facility lease, was classified in other long-term assets as of September 30, 2011.

Deferred Offering Costs — Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs were charged against the proceeds received from the Company’s initial public offering that closed in June 2011.

Accounts Receivable — Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of September 30, 2011 and December 31, 2010, as the Company expected full collection of the accounts receivable balances. The Company’s customer payment terms related to sales of Algenist™ products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros. The Company began reserving for estimated product returns as reductions of accounts receivable and product revenues in the first quarter of 2011. The Company monitors actual return history and will reassess its return reserve as returns experience develops.

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

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the condensed consolidated balance sheet, statements of operations and cash flows. The Company had two customers accounting for 98% of the receivable balance as of December 31, 2010. The Company had five customers accounting for 95% of the receivable balance as of September 30, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of September 30, 2011, $0.7 million of the Company’s total accounts receivable balance related to product sales.

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

Long-Lived Assets — The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

Segment Reporting — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through September 30, 2011.

Revenue Recognition — Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company’s primary sources of revenues are revenues from research and development programs and product sales. If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date, the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

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

Product Revenue — Product revenue is recognized from the sale of Algenist™ products. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have a three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary.

Research and Development — Research and development costs are expensed as incurred and includes costs associated with research performed pursuant to research and development programs with governmental entities and commercial and strategic partners (“partners”). Research and development costs include, but are not limited to, personnel and related expenses, laboratory supplies, and scale-up research manufacturing and consulting costs. The Company’s research and development programs are undertaken to advance its overall industrial biotechnology platform that enables the Company to produce cost-effective, tailored, high-value oils. Although the Company’s partners fund certain development activities, the partners benefit from advances in the Company’s technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of the Company’s total research and development related activity.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because of our net operating loss carryforwards, none of the unrecognized tax benefits through September 30, 2011, if recognized, would affect the Company’s effective tax rate.

Comprehensive Loss — The Company reports comprehensive loss, and its components, on the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss consists of net loss and unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustment.

The components of accumulated other comprehensive loss is as follows (in thousands):

	September 30, 2011	December 31, 2010
Unrealized loss on available for sale securities	$(383)	$(40)
Foreign currency translation adjustment	(383)	—

Total accumulated other comprehensive loss	$(766)	$(40)

Stock-Based Compensation — The Company grants stock options, restricted stock units, and restricted stock pursuant to its equity incentive plan. The Company accounts for stock-based compensation arrangements with employees using a fair value method that requires the recognition of compensation expense for costs related to all stock-based payments including stock options and stock purchase rights. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period. The Company accounts for restricted stock units and restricted stock based on the quoted market price of the Company’s common stock on the date of grant that are expensed on a straight-line basis over the vesting period.

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

Net Loss per Share Attributable to Solazyme, Inc. Common Stockholders — Basic net loss per share attributable to Solazyme, Inc. common stockholders is computed by dividing the Company’s net loss attributable to Solazyme, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to Solazyme, Inc. common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, common stock issuable pursuant to the 2011 Employee Stock Purchase Plan, restricted stock, restricted stock units, warrants and convertible preferred stock. Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(14,086)	$(8,957)	$(38,380)	$(19,302)

Denominator
Weighted-average number of common shares outstanding	59,671,948	12,132,341	33,497,444	11,745,564
Less: Weighted average shares subject to repurchase	(163,577)	(424,020)	(225,628)	(381,847)

Denominator: Basic and diluted	59,508,371	11,708,321	33,271,816	11,363,717

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.24)	$(0.77)	$(1.15)	$(1.70)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	September 30,
	2011	2010
Period-end options to purchase common stock	7,508,555	4,537,593
Period-end common stock subject to repurchase	103,169	348,998
Period-end restricted stock units	200,000	—
Warrants to purchase convertible preferred stock	—	386,012
Warrants to purchase common stock	1,000,000	5,000
Convertible preferred stock (on an as if converted basis)	—	34,534,125

Total	8,811,724	39,811,728

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

3. MARKETABLE SECURITIES

Marketable securities classified as held-to-maturity and available-for-sale consisted of the following (in thousands):

	September 30, 2011
Held to maturity investments maturing within three months:	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value
Corporate bond	$5,035	$—	$(11)	$5,024

	September 30, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
Corporate bonds	$40,184	$		$(259)	$39,925
Government and agency securities	37,135			(26)	37,109
Asset-backed securities	26,138				26,138
Mortgage-backed securities	15,097			(113)	14,984
Commercial paper	7,888				7,888
Municipal bonds	3,728		10		3,738
Collateralized mortgage obligations	2,130		7		2,137
Floating rate notes	381			(2)	379
Certificates of deposit	50				50

	$132,731		$17	$(400)	$132,348

	December 31, 2010
Held-to-maturity investments maturing within three months	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value
U.S. Treasury security	$4,999	$—	$—	$4,999
Corporate bonds	15,089	—	(7)	15,082

Total held-to maturity investments	$20,088	$—	$(7)	$20,081

	December 31, 2010
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset-backed securities	$7,937	$1		$7,938
Mortgage-backed securities	7,866		(39)	7,827
Corporate bonds	7,302		(3)	7,299
Government and agency securities	4,074	3		4,077
Municipal bonds	1,205			1,205
Floating rate note	729		(2)	727
Collateralized mortgage obligations	262			262
Certificate of deposit	110			110

	$29,485	$4	$(44)	$29,445

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity (in thousands):

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$49,363	$49,293	$26,161	$26,157
Due in 1 — 2 years	33,131	32,949	7,286	7,282
Due in 2 — 3 years	13,488	13,486	3,500	3,502
Due in 3 — 4 years	17,522	17,485	2,881	2,879
Due in 4 — 9 years	8,081	8,095	2,604	2,603
Due in 9 — 20 years	2,844	2,832	2,756	2,749
Due in 20 — 33 years	13,337	13,232	4,385	4,354

	$137,766	$137,372	$49,573	$49,526

Realized gains and losses from sales and maturities of marketable securities were not significant in any period presented.

The Company did not have any other-than-temporary declines in the fair value of its marketable securities during any period presented.

Marketable securities classified as held-to-maturity and available-for-sale are carried at amortized cost and fair value, respectively, as of September 30, 2011 and December 31, 2010.

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

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2011 by level within the fair value hierarchy (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$103,989	$4,000	$—	$107,989
Marketable securities — available-for-sale	8,028	124,320	—	132,348

Total	$112,017	$128,320	$—	$240,337

Financial Liability
Preferred stock warrant liability	$—	$—	$—	$—

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents — money market funds	$24,078	$—	$—	$24,078
Marketable securities — available-for-sale	—	29,445	—	29,445

Total	$24,078	$29,445	$—	$53,523

Financial Liability
Preferred stock warrant liability	$—	$—	$2,961	$2,961

The change in the value of the preferred stock warrant liability is summarized below (in thousands):

Fair value at December 31, 2010	$2,961
Change in fair value recorded as a loss from change in fair value of warrant liabilities	3,637
Conversion of preferred stock warrants to common stock or common stock warrants	(6,598)

Fair value at September 30, 2011	$—

The Company had no transactions measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

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

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,885	$—
Work in process	1,218	—
Finished goods	91	—

Total inventories	$3,194	$—

6. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Plant equipment	$4,148	$1,948
Lab equipment	3,072	2,559
Leasehold improvements	1,237	432
Computer equipment and software	1,214	450
Building	975	—
Furniture and fixtures	297	153
Land	197	—
Automobiles	49	49
Construction in progress	13,348	1,184

	24,537	6,775
Less accumulated depreciation and amortization	(2,218)	(1,082)

Property, plant and equipment — net	$22,319	$5,693

Construction in progress related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of September 30, 2011 and plant equipment not yet placed in service as of December 31, 2010.

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense was $1.1 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation and related liabilities	$3,861	$3,526
Accrued professional fees	1,550	273
Accrued contract manufacturing expense	1,211	285
Other accrued liabilities	927	236

Total accrued liabilities	$7,549	$4,320

Certain prior year balances have been reclassified to conform to current year presentation. The Company had previously separately disclosed various forms of accrued compensation, which have now been consolidated into a single line item. The Company had also previously included contract manufacturing costs in accrued outside services and has now separately disclosed these balances. Finally, the Company has now combined accrued legal, accounting and other consulting services into a single line item, accrued professional fees, while they had previously been reported either separately or in accrued outside services.

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

The preferred stock warrants were marked to fair value from January 1, 2009 through May 27, 2011, and the change in fair value was recognized in the Company’s condensed consolidated statements of operations as gain or loss from change in fair value of warrant liabilities. The fair value of the preferred stock warrants was estimated to be $0 and $3.0 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of the preferred stock warrant liability did not change during the three months ended September 30, 2011 and 2010, respectively, and increased by $3.6 million and $0.6 million in the nine months ended September 30, 2011 and 2010, respectively. The Company recorded these changes in fair value as an adjustment to loss from the change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

All shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock upon the closing of the Company’s initial public offering in June 2011. Therefore, the Company had no redeemable convertible preferred stock outstanding as of September 30, 2011.

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

In the first quarter of 2011, the Company and Unilever agreed to extend their research and development agreement through March 31, 2011. The Company received an initial payment of $750,000 in March 2011 related to work performed on this contract. The second payment of $750,000, against the total contract extension of $1.5 million, was due from Unilever in the second quarter of 2011. The second contractual payment of $750,000 was received by the Company in July 2011.

Department of Defense — In August 2009, the Company entered into an agreement with the U.S. Department of Defense (“DoD”), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), for research and development services relating to military diesel fuel produced from algae produced by “indirect photosynthesis.” In addition to research and development activities the Company delivered 20,055 gallons of military diesel fuel under this contract. This was a cost plus fixed fee contract in the amount of approximately $8.6 million, including fixed fees of approximately $230,000. The Company received no upfront payments, and invoiced the DoD on a monthly basis as the Company incurred costs of producing diesel fuel for testing.

The Company evaluated the multiple arrangements and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services performed over the related performance periods, which is the 12 month term of the contract. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three and nine months ended September 30, 2010, the Company recognized $1.6 million and $5.4 million of revenue, respectively. This contract was completed during the third quarter of 2010. The Company had no deferred revenue balance related to this agreement as of September 30, 2011 and December 31, 2010.

In September 2009, the Company entered into a second agreement with the DoD for the delivery of 1,500 gallons of military jet fuel for research and testing purposes. This was a fixed fee contract of approximately $224,000. The Company received no upfront payments for this contract. This contract was completed when the Company delivered approximately 1,500 gallons of military jet fuel to the DoD in July 2010 and recognized $218,000 of revenues in the three and nine months ended September 30, 2010. The Company had no deferred revenue balances related to this agreement as of September 30, 2011 and December 31, 2010.

In September 2010, the Company entered into a third agreement with the DoD for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 ends in September 2011 and calls for the delivery of 75,000 gallons (283,906 liters) of fuel. In September 2011, the Company delivered the 75,000 gallons of fuel under Phase 1 of the current DoD agreement. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel. The fee for performing Phase 2 of the current DoD agreement is $4.6 million.

The Company evaluated the multiple arrangements of the third DoD agreement (Phase 1 and Phase 2) and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services that are performed over the related performance period for each phase of the contract. The payments received as installments are not refundable and are based on a contractual reimbursement of costs incurred.

With respect to Phase 1 of the current DoD contract, the Company recognized $10,000 and $0.3 million of revenues in the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $0.3 million of revenues in the nine months ended September 30, 2011 and 2010, respectively. Unbilled revenues were $0 and $3.2 million as of September 30, 2011 and December 31, 2010, respectively. The Company had no deferred revenue balance related to Phase 1 of the agreement as of September 30, 2011 and December 31, 2010.

With respect to Phase 2 of the current DoD contract, the Company recognized $1.7 million and $0 of revenues in the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $0 of revenues in the nine months ended September 30, 2011 and 2010, respectively. Unbilled revenues were $1.7 million and $0 as of September 30, 2011 and December 31, 2010, respectively. The Company had no deferred revenue balance related to Phase 2 of the agreement as of September 30, 2011 and December 31, 2010.

Department of Energy — In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended September 30, 2011 and 2010, the Company recognized $1.8 million and $2.7 million of revenue. During the nine months ended September 30, 2011 and 2010, the Company recognized $4.7 million and $3.5 million of revenue. The Company had no deferred revenue balance related to this award as of September 30, 2011 and December 31, 2010. Unbilled revenues related to this award were $3.3 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively.

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

In August 2011, the Company and Bunge entered into a joint venture framework agreement related to the formation of a joint venture entity which would focus on the production of triglyceride oils in Brazil. It is anticipated that the joint venture would build a 100,000 metric ton renewable oil production facility located at a Bunge owned sugar cane mill in Brazil. Engineering has begun and is funded by both parties. Upon successful completion of site-specific engineering designs and execution of final joint venture agreements, construction on the facility will commence, with a targeted start-up during 2013. The plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce the Company’s tailored triglyceride oils for chemical applications. The equity contributions for the project will be financed jointly by both parties, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions.

11. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of September 30, 2011 and December 31, 2010, a principal amount of $196,000 and $229,000, respectively, was outstanding under the note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that may be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and would be classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. On May 11, 2011, the Company borrowed $15.0 million under the facility.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company expects to begin integrated production of microbial oil in the first half of 2012. The principal is payable in two lump sum payments, the first on March 1, 2012 and the second on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

A summary of debt follows (in thousands):

	September 30, 2011	December 31, 2010
Peoria Facility note, due 2013	$5,314	$—
Equipment note, due 2015	196	229
Silicon Valley Bank note, due 2015	15,000	—

Subtotal	20,510	229
less: current portion of debt	(4,673)	(50)

Total long-term debt	$15,837	$179

A summary of debt maturity follows (in thousands):

	September 30, 2011	December 31, 2010
Principal due for the remainder of 2011	$300	$50
Principal due in 2012	5,413	54
Principal due in 2013	7,351	59
Principal due in 2014	3,921	66
Principal due in 2015	3,711	—

Subtotal	20,696	229
Less Imputed Interest Discount	(186)	—

Total Debt	$20,510	$229

12. COMMITMENTS AND CONTINGENCIES

The Company records rent expense under its sublease agreement on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $498,000 and $525,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Future minimum lease payments under a noncancelable operating lease are as follows as of September 30, 2011 (in thousands):

Years Ending December 31,
Remainder of 2011	$471
2012	2,499
2013	2,601
2014	2,681
2015 and thereafter	224

Total minimum lease payments	$8,476

Rent expense was $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. Rent expense was $1.5 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had the following additional commitments and contingencies:

Contractual Obligations — The Company had non-cancelable purchase obligations of $3.7 million that primarily consisted of equipment orders and third-party manufacturing agreements.

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

Other Matters — The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2011, we are not involved in any material legal proceedings.

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

Common Shares Reserved — The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2011	December 31, 2010

Common shares reserved for:
Conversion of outstanding redeemable convertible preferred stock	—	34,534,125
Options outstanding under the Company’s equity incentive plan	7,508,555	5,538,004
Options available for grant under the Company’s equity incentive plan	6,100,486	1,083,930
Restricted stock awards	28,042	28,750
Restricted stock units	200,000	—
Preferred stock warrants	—	386,012
Common stock warrant	1,000,000	5,000

	14,837,083	41,575,821

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

2011 Employee Stock Purchase Plan — On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. No shares have been issued under the 2011 ESPP as of September 30, 2011.

Common Stock Subject to Repurchase — The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 103,169 and 349,953 shares of common stock subject to repurchase as of September 30, 2011 and December 31, 2010, respectively. The Company’s liability related to common stock subject to repurchase was $142,000 and $204,000 as of September 30, 2011 and December 31, 2010, respectively, and was recorded in other liabilities.

These shares were subject to a repurchase right held by the Company and therefore not included in issued and outstanding shares in the Company’s consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2011 and December 31, 2010. These shares have been reflected as exercised in the summary of option activity in all periods presented.

A summary of the Company’s stock option and restricted stock activity under the Plans and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2010	5,538,004	$2.60	8.7	$23,190
Granted	2,822,765	5.85
Exercised	(397,560)	0.91
Forfeited, cancelled or expired	(454,654)	3.78

Balance at September 30, 2011	7,508,555	$5.83	8.5	$35,302

Options vested and exercisable — September 30, 2011	2,661,930	$2.63	7.5	$19,332

Options vested and expected to vest — September 30, 2011	7,119,227	$5.74		$34,119

A total of 6,100,486 shares were available for grant under the 2011 EIP as of September 30, 2011.

The weighted-average grant date fair value of options granted was $6.59 and $1.26 for the three months ended September 30, 2011 and September 30, 2010, respectively. The weighted-average grant date fair value of options granted was $5.65 and $1.25 for the nine months ended September 30, 2011 and 2010, respectively. The total intrinsic value of options exercised was $4.1 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The total fair value of options vested was $2.2 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company issues new common stock from authorized shares upon the exercise of stock options.

The following table summarizes stock options outstanding as of September 30, 2011:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Vested Options	Weighted- Average Exercise Price
$0.001–0.13	874,623	5.80	$0.11	847,051	$0.11
$0.86–1.01	1,151,309	7.28	0.93	635,599	0.92
$2.35	1,666,512	8.84	2.35	681,265	2.35
$6.79–8.77	2,740,391	9.35	7.82	403,273	7.60
$11.17–15.00	734,620	9.85	11.99	65,326	13.70
$23.47–27.03	341,100	9.74	24.73	29,416	25.65

Totals	7,508,555	8.57	5.83	2,661,930	2.63

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees were allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$534	$113	$1,567	$282
Sales, general and administrative	2,018	231	6,008	673

	$2,552	$344	$7,575	$955

There was unrecognized stock compensation cost of $17.1 million and $6.7 million related to nonvested stock options as of September 30, 2011 and December 31, 2010, respectively. The Company expects to recognize this cost over a weighted-average period of 3.0 years and 3.4 years as of September 30, 2011 and December 31, 2010, respectively.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Employee Stock-Based Compensation — Stock compensation expense of $2.5 million and $0.3 million was recognized during the three months ended September 30, 2011 and 2010, respectively, for stock-based awards granted to employees. Stock compensation of $4.0 million and $0.8 million was recognized during the nine months ended September 30, 2011 and 2010, respectively, for stock-based awards granted to employees. The grant date fair value of employee stock-based awards was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected term (in years)	5.2–6.1	5.5–6.2	5.2–6.1	5.5–6.2
Volatility	49.7%–53.1%	56.1%–56.5%	49.6%–53.1%	54.7%–56.5%
Risk-free interest rate	1.1%–1.9%	1.6%–1.9%	1.1%–2.5%	1.6%–2.4%
Dividend yield	0%	0%	0%	0%

Nonemployee Stock-Based Compensation — Stock compensation expense of $61,000 and $18,000 was recognized during the three months ended September 30, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. Stock compensation expense of $3.6 million and $0.1 million was recognized during the nine months ended September 30, 2011 and 2010, respectively, for stock-based awards granted to non-employees. The fair value of non-employee stock-based awards was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Expected term (in years)	9.9–10.0	10.0	9.5–10.0	9.7–10.0
Volatility	51.6%–52.0%	55.1%–55.4%	48.5%–52.1%	54.9%–55.8%
Risk-free interest rates	1.8%–2.0%	2.5%–2.8%	1.8%–3.0%	2.5%–2.8%
Dividend yield	0%	0%	0%	0%

Restricted Stock Awards — The Company granted 32,000 and 64,500 shares of restricted stock awards for the nine months ended September 30, 2011 and 2010, respectively.

Activity and related information for our restricted stock awards is summarized as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2010	28,750	$1.38
Granted	32,000	16.85
Vested	(32,708)	3.03
Forfeited or cancelled	—	—

Unvested at September 30, 2011	28,042	$17.11

There was unrecognized stock compensation costs of $0.3 million and $0.1 million related to nonvested restricted stock as of September 30, 2011 and December 31, 2010, respectively. The Company expects to recognize those costs over a weighted-average period of 1.9 years and 0.5 years as of September 30, 2011 and December 31, 2010, respectively.

Restricted Stock Units — The Company awarded 140,000 restricted stock units to an employee in the nine months ended September 30, 2011. There were no restricted stock units issued in the nine months ended September 30, 2010. The restricted stock units have a vesting term of 30 months. The weighted-average grant date fair value of restricted stock units granted in the nine months ended September 30, 2011 was $23.56. No restricted stock units were vested as of September 30, 2011. Stock compensation expense of $0.2 million and $0.2 million was recognized during the three and nine months ended September 30, 2011, respectively, for restricted stock units. The Company had not issued restricted stock units prior to 2011, and therefore, there was no stock compensation expense recognized during the three and nine months ended September 30, 2010.

Performance-Based Restricted Stock Units — The Company granted 60,000 performance-based restricted stock units to an employee that vest contingent upon the achievement of pre-determined performance-based milestones in the nine months ended September 30, 2011. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. There were no performance-based restricted stock units issued in the nine months ended September 30, 2010. The weighted-average grant date fair value of performance-based restricted stock units granted in the nine months ended September 30, 2011 was $23.56. No performance-based restricted stock units were vested as of September 30, 2011. Stock compensation expense of $0.2 million and $0.2 million was recognized during the three and nine months ended September 30, 2011, respectively, for performance-based restricted stock units granted to employees. The Company had not issued performance-based restricted stock units prior to 2011, and therefore, there was no stock compensation expense recognized during the three and nine months ended September 30, 2010 related to performance-based restricted stock units.

Stock Option Modification — In August 2011, the Company modified stock options by accelerating vesting of options as well as increasing the period to exercise options post-termination date. This modification resulted in the Company recording an additional $0.3 million of stock compensation expense in the nine months ended September 30, 2011.

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

The Company has accounted for the JV under the equity method of accounting as prescribed by FASB ASC 323 Investments — Equity Method and Joint Ventures. Under the equity method, the Company measured its investment in the membership interests of the JV at the Company’s carrying value of the IP initially licensed and contributed to the JV which was $0 as all amounts related to this IP have previously been expensed as research and development by the Company. The JV is 50% owned by the Company and 50% owned by Roquette, with equal voting rights. Under the agreement, in consideration for the Company’s IP contribution to the JV and in order to apply an equal contribution value to both investors in the JV, the Company received a payment relating to the license from the JV in December 2010 of $15.0 million and is expected to receive a further payment in December 2011. The first payment from the JV was recorded as license fee revenue in the 2010 consolidated statement of operations. Under the equity method, the Company’s share of profits and losses are to be included in “Income (Loss) from Equity Method Investments, net” in the operating income section of the Consolidated Statements of Operations. During the nine months ended September 30, 2011, the Company recorded no amounts as its proportionate share of the JV’s net loss as the Company’s carrying basis in the JV is $0 and is not required to contribute further assets to the JV.

In addition the Company had a receivable due from the JV totaling $2.2 million and $0.1 million as of September 30, 2011 and December 31, 2010, respectively, which represented JV related expenses that were incurred by the Company, and reimbursable from the JV. The reimbursements were offset against the Company’s related operating expense.

Summarized information on the JV’s balance sheets and income statements as of September 30, 2011 and December 31, 2010, and the period from December 16, 2010 (date of inception) to December 31, 2010 and for the nine months ended September 30, 2011, was as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash	$2,898	$500
Other current assets	150	57

Total current assets	3,048	557
Property and equipment	15	—
Intangible asset	15,000	15,000

Total assets	$18,063	$15,557

Current liabilities	$7,265	$109
JV Partners’ Capital (Net)	10,798	15,448

Total liabilities and partners’ capital (net)	$18,063	$15,557

	Nine Months Ended September 30,
	2011	2010
Net sales	$126	—
Net loss	$(4,650)	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the nine months ended September 30, 2011, our revenues increased $9.3 million to $24.1 million from $14.8 million in the first nine months in 2010. Our revenues for the three months ended September 30, 2011 was $8.9 million, an increase of $4.3 million over the same period in 2010. We incurred net losses attributable to our common stockholders of $14.1 million and $38.4 million for the three and nine months ended September 30, 2011, respectively. We anticipate that we will continue to incur net losses as we continue our scale-up activities, expand our research and development activities and support commercialization activities for our products.

Through a combination of partnerships and internal development, we plan to scale rapidly. Through 2012, we expect to utilize contract manufacturing, Solazyme-owned manufacturing capacity, including the 2,000,000 liters per year development and commercial production facility located in Peoria, Illinois (the Peoria Facility) that we acquired in May 2011, and the manufacturing capacity of Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the JV), our joint venture entity. We plan to launch a commercial fuels and chemicals facility in 2013 and additional commercial capacity in 2014 and 2015. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. In May 2011, we granted a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share to one of our strategic partners, Bunge Limited, one of the largest sugarcane processing companies in Brazil. The warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual output oil coming online in 2013. The first 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate. The shares issuable upon exercise are subject to downward adjustment for failure to achieve the performance milestones on a timely basis. In August 2011, we entered into a joint venture framework agreement with Bunge related to the formation of a joint venture entity which would focus on the production of triglyceride oils in Brazil. In addition, we have signed a development agreement with Ecopetrol S.A. (Ecopetrol), the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. We also entered into a Joint Development Agreement with Bunge in May of 2011 that advances our work on Brazilian sugarcane feedstocks and extends through May 2013.

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

We will follow the provisions of ASC 505-50 to account for the Warrant. Under the provisions of ASC 505-50, the measurement date for an instrument is the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. Under the terms of the Warrant, the only disincentives to Bunge are the potential of not vesting in any of the shares underlying the Warrant should the formation of a joint venture not occur, and the potential of reductions in the number of shares exercisable if the other performance milestones are not met on a timely basis. As a result, we will give ASC 505-50 measurement date accounting recognition to the Warrant upon achievement of the various performance milestones that are required for the Warrant to vest. As of September 30, 2011, we had entered into a framework joint venture framework agreement with Bunge, however, we had not entered into a definitive joint venture agreement with Bunge; therefore, the first performance milestone of the warrant agreement has not been met and thus a measurement date has not been established.

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

In August 2011, we entered into a joint venture framework agreement with Bunge related to the formation of a joint venture entity which would focus on the production of triglyceride oils in Brazil. It is anticipated that the joint venture would build a 100,000 metric ton renewable oil production facility located at a Bunge owned sugar cane mill in Brazil. We have contracted with CH2M Hill Engineers, Inc. to begin engineering work on a production facility, which is funded by both parties. Upon successful completion of site-specific engineering designs and execution of final joint venture agreements, construction on the facility will commence, with a targeted start-up during 2013. The plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils for chemical applications. The equity contributions for the project will be financed jointly by both parties, and the agreement includes a value sharing mechanism that provides additional compensation to us for our technology contributions.

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

US Navy. In September 2010, we entered into a firm fixed price research and development contract with the Department of Defense (“DoD”), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 550,000 liters of HRF-76 marine diesel for the US Navy’s testing and certification program in two phases. This contract is the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. In August 2011, the DoD exercised its option to pursue Phase 2 of the current DoD contract, which calls for an additional delivery of 283,906 liters of HRF-76 marine diesel for the US Navy’s testing and certification program.

Dow. In February 2011, we entered into a joint development agreement with Dow in connection with the development of microalgae-based oils for use in dielectric insulating fluids. This research program of Phase 1 was completed in September 30, 2011. The agreement is mutually exclusive in the area of microbe-based oils for use in dielectric insulating fluids until January 1, 2013. In conjunction with the execution of the joint development agreement, we entered into a non-binding letter of intent whereby Dow could purchase up to 20 million gallons (76 million liters) of our oils in 2013 rising to up to 60 million gallons (227 million liters) of our oils by 2015, subject to certain conditions.

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

Sephora. In December 2010, we entered into an exclusive distribution contract with Sephora International to distribute our Algenist™ product line in Sephora International stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora USA to sell our Algenist™ product line in Sephora USA stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist™ product line at Sephora inside jcpenney stores in the U.S.

Unilever—In October 2011, we entered into a joint development agreement with Unilever which expands our current research and development efforts. Upon successful completion of the development agreement and related activities, we have agreed with Unilever the terms of a multi-year supply agreement in which Unilever would purchase commercial quantities of our renewable oils.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with both governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 79% and 77% of our total revenues for the three and nine months ended September 30, 2011, respectively, as compared to 100% and 100% of our total revenues in the three and nine months ended September 30, 2010. Revenues from government grants and agreements represented 50% and 42% of total R&D program revenues in the three and the nine months ended September 30, 2011, respectively as compared to 68% and 67% of total R&D program revenues in the three and the nine months ended September 30, 2010. Revenues from commercial and strategic partner development agreements represented 50% and 58% of total R&D program revenues in the three and the nine months ended September 30, 2011, respectively, and 32% and 33% of total R&D program revenues in the three and the nine months ended September 30, 2010.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets. Through December 31, 2010, we did not separately recognize product revenues because the only products we had sold commercially prior to 2011 was the Golden Chlorella® line of dietary supplements, which represents a market development initiative and was accounted for as R&D program revenues.

In the three and nine months ended September 30, 2011, we recognized revenues from the sale of our first commercial product line, Algenist™, which we distributed to the skin and personal care end market through arrangements with Sephora International, Sephora USA, QVC, The Shopping Channel, Space NK and Sephora inside jcpenney locations. We launched our Algenist™ product line in certain countries in Europe and the United States in the first quarter of 2011, through The Shopping Channel in Canada in the second quarter of 2011 and through Space NK in the United Kingdom and Sephora inside jcpenney locations in the third quarter of 2011. We may also launch the Algenist™ product line in additional geographies and/or through additional distribution channels. Product revenues represented 21% and 23% of our total revenues in the three and nine months ended September 30, 2011, respectively.

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

Research and development expenses consist of costs incurred for government programs and internal projects as well as partner-funded collaborative research and development activities. Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although governmental entities and commercial and strategic partners (“partners”) fund certain development activities, the partners benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with industrial partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. In the near term, we expect to hire additional employees, as well as incur significant contract-related expenses as we continue to invest in scaling our manufacturing capacity. We continue to build-out our Peoria facility, and expect to begin integrated production of microbial oil in the first half of 2012. Accordingly, we expect that our research and development expenses will continue to increase.

•	Sales, General and Administrative

Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales and marketing functions, professional and legal services and facility overhead expenses. These expenses also include costs related to our business development and sales functions, including marketing programs. Professional services consist primarily of consulting, external legal and temporary help. We expect sales, general and administrative expenses to increase as we incur additional costs related to commercializing our businesses, including our growth and expansion in Brazil, and operating as a publicly-traded company, including increased legal fees, accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Other Income (Expense), Net

Interest and Other Income

Interest and other income consist primarily of interest income earned on investments, cash balances and miscellaneous income. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.

Interest Expense

Interest expense consists primarily of interest related to our debt. As of September 30, 2011 and December 31, 2010, our debt outstanding was approximately $20.5 million and $0.2 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liabilities

Loss from change in fair value of warrant liabilities consists primarily of the change in the fair value of our redeemable convertible preferred stock warrants. Our outstanding redeemable convertible preferred warrants were classified as a liability and the change in the fair value of these warrants varied based on multiple factors, but generally increased as the fair value of the underlying stock increased. We recorded adjustments to the fair value of the warrants until the warrants were converted into common stock or common stock warrants upon the close of our initial public offering. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value. For all periods prior to June 30, 2011, the warrants were remeasured at each balance sheet date and the change in the then-current aggregate fair value of the warrants was recorded as a loss in the change of fair value in the condensed consolidated statements of operations.

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

For the nine months ended September 30, 2011 and 2010, we recorded a charge of $3.6 million and $0.6 million, respectively, in Other Income (Expense), to reflect the change in the fair value of the warrants. Upon our initial public offering on May 27, 2011, the then-aggregate fair value of the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and we will no longer record any related period fair value adjustments.

Stock-Based Compensation

We recognize compensation expense related to stock-based compensation, including the awarding of employee and non-employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The options granted to non-employees are re-measured as the services are performed and the options vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. We account for restricted stock units issued to employees based on the fair market value of our common stock.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We record a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At September 30, 2011 and December 31, 2010, we had a full valuation allowance against all of our deferred tax assets.

Effective January 1, 2007, we adopted ASC 740-10 to account for uncertain tax positions. As of September 30, 2011 and December 31, 2010, we had no significant uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

	Three Months ended September 30,
	2011	2010	$ Change
	(In thousands)
Revenues:
R&D programs	$7,051	$4,632	$2,419
Net product revenue	1,886	—	1,886

Total revenues	$8,937	$4,632	$4,305

Our total revenues increased by $4.3 million in the three months ended September 30, 2011 compared to the comparable period in 2010, due primarily to a $2.4 million increase in R&D program revenue and $1.9 million of product revenue from our Algenist™ product sales, which launched in March 2011.

R&D program revenues increased by $2.4 million primarily due to an increase in revenues from development agreements with our strategic partners in the three months ended September 30, 2011 as compared to the same period in 2010, which included the initiation of a program with Bunge in May 2011, and the expansion of the program with Chevron that began in November 2010. Our R&D program revenues in the third quarter of 2011 increased primarily due to funding from the commercial and strategic partner joint development agreements with Chevron and Bunge to develop microalgae-based oils. Our government program revenues in the third quarter of 2011 increased by $0.3 million compared to the same period in 2010, as our revenues increased from Phase 1 and Phase 2 of our current DoD contract, partially offset by decreased revenue from the Department of Energy (“DOE”) grant due to timing of research and development activities. The purpose of the grant awarded by the DOE that started in the second quarter of 2010 was to fund 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program.

Operating Expenses

	Three Months Ended September 30,
	2011	2010	$ Change
	(In thousands)
Operating expenses:
Cost of product revenue	$554	$—	$554
Research and development	10,866	9,260	1,606
Sales, general and administrative	11,527	4,331	7,196

Total operating expenses	$22,947	$13,591	$9,356

Cost of Product revenue

Our cost of product revenue in the second quarter of 2011 consists of third-party contractor costs associated with packaging and distribution of Algenist™ products.

Research and Development Expenses

Our research and development expenses increased by $1.6 million in the three months ended September 30, 2011 compared to the same period in 2010, due primarily to an increase in personnel-related expenses of $1.6 million associated with headcount growth to support our R&D program activities, continued scale up of our industrial fermentation manufacturing processes and build-out of the Peoria facility. Research and development expenses include non-cash stock-based compensation expense of $0.5 million in the three months ended September 30, 2011 compared to $0.1 million in the comparable period in 2010. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and build out the Peoria facility to prepare for the expected integrated production of microbial oil in the first half of 2012.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $7.2 million in the three months ended September 30, 2011 compared to the same period in 2010, primarily due to increased personnel-related costs of $3.8 million associated with headcount growth including non-cash stock-based compensation expense, increased marketing and promotional costs of $1.6 million primarily related to the Algenist™ product launches, increased legal, audit and consulting expenses of $1.0 million and increased facility and related expenses of $0.4 million due primarily to our Brazil facility lease that commenced in the second quarter of 2011. Sales, general and administrative expenses included non-cash stock-based compensation of $2.0 million in the three months ended September 30, 2011 compared to $0.2 million in the comparable period in 2010. We expect our general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil and incur additional expense as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Three Months Ended September 30,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$174	$48	$126
Interest expense	(250)	(13)	237

Total other income (expense), net	$(76)	$35	$(111)

Interest and Other Income

Interest and other income increased by $0.1 million in the three months ended September 30, 2011, primarily due to interest income earned as a result of higher average investment balances. We expect interest income to increase in 2011 as a result of higher cash and investment balances due to the proceeds we received upon the close of our initial public offering in June 2011 and Series D financing in mid-2010.

Interest Expense

Interest expense increased by $0.2 million in the three months ended September 30, 2011, primarily due to interest expense recognized under our $15.0 million term loan outstanding with Silicon Valley Bank since May 2011. We expect interest expense to fluctuate with changes in our debt obligations.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

	Nine Months ended September 30,
	2011	2010	$ Change
	(In thousands)
Revenues:
Research and development programs	$18,542	$14,800	$3,742
Net product revenue	5,535	—	5,535

Total revenues	$24,077	$14,800	$9,277

Our total revenues increased by $9.3 million in the nine months ended September 30, 2011 compared to the same period in 2010, due to a $5.5 million increase in product revenue from sale of our Algenist™ product.

The $3.7 million increase in R&D program revenues was due primarily to a $6.0 million increase in revenues from our development agreements with our strategic partners, partially offset by a decrease of $2.2 million in government program revenues. Our collaborative research revenues were primarily related funding from agreements with Chevron, Unilever and Bunge to develop microalgae-based oils. Our government program revenues decreased in the first nine months of 2011 as compared to the same period in 2010, primarily due to revenue associated with completion of our DoD contract for the production of marine diesel fuel in July 2010, partially offset by increased revenues from Phase 1 and 2 of our current DoD contract that commenced in September 2010 and August 2011, respectively and the grant awarded by the DOE that commenced in January 2010. In August 2011, the DoD exercised its option to pursue Phase 2 of our current DoD contract, which calls for an additional delivery of 283,906 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. The grant awarded by the DOE in December 2009 is funding 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program. We expect that our R&D program revenues will increase as we continue our work with our strategic partners on our existing R&D agreements and government programs as well as enter into new agreements.

Operating Expenses

	Nine Months Ended September 30,
	2011	2010	$ Change
	(In thousands)
Operating expenses:
Cost of product revenue	$1,592	$—	$1,592
Research and development	28,692	21,841	6,851
Sales, general and administrative	28,591	11,415	17,176

Total operating expenses	$58,875	$33,256	$25,619

Cost of Product revenue

Our cost of product revenue in the nine months ended September 30, 2011 consists of third-party contractor costs associated with packaging and distribution of Algenist™ products.

Research and Development Expenses

Our research and development expenses increased by $6.9 million in the nine months ended September 30, 2011 compared to the same period in 2010, due primarily to an increase in personnel-related expenses of $4.6 million associated with headcount growth including non-cash stock-based compensation expense, program and third party contractor costs of approximately $1.8 million primarily associated with the DOE grant, as well as facilities costs of $0.4 million. Program and third party contractor expenses were higher in the nine months ended September 30, 2011 compared to the same period in 2010 due primarily to reimbursable equipment, design and engineering costs associated with construction of the integrated biorefinery program pursuant to the DOE grant. Research and development expenses include non-cash stock-based compensation expense of $1.6 million in the nine months ended September 30, 2011 compared to $0.3 million in the comparable period in 2010. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and build out the Peoria facility to prepare for the expected integrated production of microbial oil in the first half of 2012.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $17.2 million in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to increased personnel-related costs of $11.3 million associated with headcount growth including non-cash stock-based compensation, increased marketing and promotional costs of $3.1 million primarily related to the Algenist™ product launch and increased legal, audit and consulting expenses of $2.0 million. Sales, general and administrative expenses included non-cash stock-based compensation of $6.0 million in the nine months ended September 30, 2011 compared to $0.7 million in the comparable period in 2010. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil, and incur additional expense as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$512	$127	$385
Interest expense	(397)	(232)	165
Loss from change in fair value of warrant liabilities	(3,637)	(638)	2,999

Total other income (expense), net	$(3,522)	$(743)	$2,779

Interest and Other Income

Interest and other income increased by $0.4 million in the nine months ended September 30, 2011, primarily due to interest income earned as a result of higher average investment balances. We expect interest income to increase in 2011 as a result of higher cash and investment balances due to the proceeds we received upon the close of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

Loss from Change in Fair Value of Warrant Liabilities

Loss from the change in fair value of warrant liabilities increased by $3.0 million in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to the fair value increase of the warrants issued in connection with our redeemable convertible preferred stock. We recorded a non-cash loss from change in fair value of the warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock had been converted into shares of our common stock or common stock warrants, and are no longer be remeasured to fair value.

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

	September 30, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$113,200	$32,497
Marketable securities	137,383	49,533

Cash, cash equivalents and marketable securities increased by $168.6 million in the nine months ended September 30, 2011, primarily due to net proceeds of $197.4 million from the sale of 12,021,250 shares in our initial public offering at a price of $18.00 per share, which closed in June 2011, $15.0 million of loan proceeds received from Silicon Valley Bank, $1.6 million received from repayment of promissory notes from stockholders, partially offset by cash used in operating activities of $31.1 million and purchases of the Peoria Facility and property and equipment of $13.2 million.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(31,061)	$(14,966)
Net cash used in investing activities	$(102,168)	$(18,264)
Net cash provided by financing activities	$214,246	$58,329

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of September 30, 2011, we had an accumulated deficit of $91.2 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, expand our research and development activities and support commercialization activities for our products. In addition, we may acquire additional manufacturing facilities and/or expand or build-out our current pilot manufacturing facility. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of becoming a publicly-traded company. As a result, we will need to generate significant product sales, collaborative research and development funding, government program revenues, license fees and other revenues to achieve profitability.

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

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery. We plan to build the integrated biorefinery at our Peoria Facility. Under the terms of the grant, we are responsible for funding an additional $6.3 million.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan) that may be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility.

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

Cash Flows during the Nine Months Ended September 30, 2011 and 2010

Cash Flows from Operating Activities

Cash used in operating activities of $31.1 million in the nine months ended September 30, 2011 reflect a loss of $38.3 million, a net change of $6.2 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $13.5 million. The net change used in our operating assets and liabilities was primarily a result of increases in our inventories of $3.2 million, increased accrued liabilities of $3.1 million, increased prepaid expenses and other current assets of $2.6 million, increased unbilled revenues of $1.7 million, decreased accounts payable of $1.0 million, increased accounts receivable of $0.5 million, and decreased deferred revenues of $0.4 million. Inventories increased $3.2 million primarily due to production of Algenist™ product. Accrued liabilities increased by $3.1 million and related primarily to suppliers and contractors. Prepaid expenses and other current assets increased $2.6 million primarily due to a receivable from our JV and increased prepaid insurance and interest receivables. Unbilled revenue increased by $1.7 million due primarily to revenues earned from research and development programs. Accounts payable decreased by $1.0 million as we paid some contractors in the nine months ended September 30, 2011, partially offset by equipment purchases of $0.6 million. The increase in accounts receivable was due primarily to sales of Algenist™ product. Deferred revenue decreased due primarily to timing of payments received on research and development programs. Non-cash charges primarily included $7.6 million of stock-based compensation, $3.6 million related to the change in fair value of our warrant liability and $1.1 million of depreciation and amortization.

Cash used in operating activities of $15.0 million in the nine months ended September 30, 2010 reflect a loss of $19.2 million, a net change of $1.7 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $2.5 million. The net change in our operating assets and liabilities was primarily a result of a net decrease in accounts receivable of $1.9 million, an increase in accounts payable of $1.4 million and an increase in other current and long-term liabilities of $0.5 million, partially offset by an increase of $2.0 million in deferred revenue. Non-cash charges primarily included $1.0 million related to stock-based compensation, $0.6 million related to the change in fair value of our warrant liability and $0.6 million of depreciation and amortization. The net decrease in accounts receivable was due primarily to the completion of a research and development program in the third quarter of 2010. The increase in accounts payable reflected increased supplier and contractor activity in the nine months ended September 30, 2010. Other current and long-term liabilities increased due primarily to deferred rent liability increase as a result of entering into a new lease agreement that commenced in the first quarter of 2010.

Cash Flows from Investing Activities

In the nine months ended September 30, 2011, cash used in investing activities was $102.2 million, as a result of $89.2 million of net marketable securities purchases, and $13.2 million of capital expenditures related primarily to the purchase of the Peoria Facility and other capital expenditures.

In the nine months ended September 30, 2010, cash used in investing activities was $18.3 million, as a result of $16.3 million of net marketable securities purchases, $1.7 million of capital expenditures and a $0.3 million increase in restricted cash primarily related to our South San Francisco facility lease.

Cash Flows from Financing Activities

In the nine months ended September 30, 2011, cash provided by financing activities was $214.2 million, primarily due to the net proceeds of $197.4 million received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs paid during the nine months ended September 30, 2011, $1.6 million received on promissory notes to stockholders and a $15.0 million term loan received from Silicon Valley Bank.

In the nine months ended September 30, 2010, cash provided by financing activities was $58.3 million, primarily as a result of $59.8 million of proceeds received from the issuance of convertible preferred stock, partially offset by $1.9 million of loan repayments.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2011:

	Total	2011	2012	2013	2014	2015 and beyond
	(In thousands)
Principal payments on long term debt	$20,696	$300	$5,413	$7,351	$3,921	$3,711
Interest payments on long-term debt, fixed rate	1,764	194	682	494	299	95
Operating leases	8,476	471	2,499	2,601	2,681	224
Purchase obligations	3,703	3,703	—	—	—	—

Total	$34,639	$4,668	$8,594	$10,446	$6,901	$4,030

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty and (2) that portion of the expenses that we expect to incur up to $3.1 million from October 2011 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed. We have the right to be reimbursed for up to $33.6 million of a total of up to $49.2 million of aggregate expenses for research activities that we undertake in connection with our government programs. The total amount of actual program expenses and timing were not estimable as of September 30, 2011.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2011. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2011, our investment portfolio consisted primarily of money market funds, corporate debt obligations, asset-backed and mortgaged-backed securities, US government-sponsored enterprise securities, US Treasury securities and US government agency securities, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of September 30, 2011. Due to the short-term nature of these instruments, we do not believe that we would have a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets.

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

As of the end of the period covered by this quarterly report (September 30, 2011), we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report.

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

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $38.4 million during the nine months ended September 30, 2011. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build-out our product pipeline. As of September 30, 2011, we had an accumulated deficit of $91.2 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, and the build-out and operation of our Peoria Facility and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

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

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), pursuant to joint venture arrangements, we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the fuels and chemicals markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of quality feedstock at sustainable costs or at all. If we cannot access feedstock in the quantities and at prices we need, we may not be able to commercialize our fuels and chemicals products and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. We cannot assure you that we will successfully execute a long-term contract on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

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

We intend to expand our manufacturing capacity by entering into agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. For example, in August 2011, we entered into a Joint Venture Framework Agreement with Bunge Global Innovation, LLC (Bunge), one of the largest sugarcane processing companies in Brazil, related to the formation of a joint venture which would focus on the production of triglyceride oils from sugar cane feedstock to be provided by an affiliate of Bunge. The joint venture’s production facility would be located adjacent to a sugar cane processing mill in Brazil that is owned by an affiliate of Bunge. Upon successful completion of site-specific engineering designs and execution of final joint venture agreements, the construction of the facility would commence. In addition, we have signed a development agreement with Ecopetrol, the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. In May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we entered a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of output oil coming online in 2013.

There can be no assurance that Bunge, Ecopetrol or a sufficient number of other sugar or other feedstock mill owners will accept the opportunity to partner with us for the production of our oils. In particular, there can be no guarantee that the collaboration contemplated by the Joint Venture Framework Agreement and other agreements with Bunge will progress as planned or at all. Reluctance on the part of Bunge, Ecopetrol, or other mill owners may be caused, for example, by their failure to understand our technology or product opportunities or to believe greater economic benefits can be achieved from partnering with us. Mill owners may also be reluctant or unable to obtain needed capital; alternatively, if mill owners are able to obtain debt financing, we may be required to provide a guarantee. Limitations in the credit markets, such as those experienced in the recent economic downturn or historically in Brazil as a result of government monetary policies designed in response to very high rates of inflation, would impede or prevent this kind of financing and could adversely affect our ability to develop the production capacity needed to allow us to grow our business. Mill owners may also be limited by existing contractual obligations with other third parties, liability, health and safety concerns and additional maintenance, training, operating and other ongoing expenses.

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

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 75,000 liters, but will need to reproduce similar productivity and yields using fermenters with a capacity of approximately 750,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

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

To date, our products have been produced and processed in quantities sufficient for our development work. For example, we delivered approximately 80,000 liters (73 metric tons) of microalgae-derived military marine diesel and jet fuel to the US Navy in 2010. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.

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

We have entered into a joint venture with Roquette in connection with our nutrition business. In the skin and personal care market, we have entered into arrangements with Sephora S.A. (Sephora International), Sephora USA, Inc. (Sephora USA), Sephora Canada, QVC, Inc. (QVC), J.C. Penney Corporation, Inc., The Shopping Channel and Space NK. In the fuels and chemicals markets, we have entered into a Joint Venture Framework Agreement with Bunge Global Innovation, Inc. (Bunge) and development agreements with Bunge, Chevron U.S.A. Inc., through its division Chevron Technology Ventures (Chevron), Unilever and with The Dow Chemical Company (Dow). There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora International, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. The exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

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

Our chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice process to manufacture and distribute products made from our microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA for a review period of up to 90 days including extensions. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well.

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

We may be exposed to future litigation based on claims that one of our products, manufacturing processes or manufacturing components infringes the intellectual property rights of others. There is inevitable uncertainty in any litigation, including patent litigation. Defending against claims of patent infringement is costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the costs and uncertainty associated with patent litigation could have a material adverse effect on our ability to continue our internal research and development programs, in-license needed technology, or enter into strategic partnerships that would help us commercialize our technologies. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business.

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

We have been awarded an approximately $21.8 million “Integrated Bio-Refinery” grant from the US Department of Energy (DOE). The terms of this grant make the funds available to us to develop US-based production capabilities for renewable fuels and chemicals derived from microalgae to be sited at the Peoria Facility. Government grant agreements generally have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. If the DOE later terminates or adversely modifies its grant agreement with us, our US-based research and development activities could be impaired, which could affect our ability to meet planned production levels and harm our business.

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

As of September 30, 2011 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 53.0% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

A significant portion of total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2011, our directors, executive officers and beneficial holders of 5% or more of our outstanding stock beneficially owned, collectively, approximately 53.0% of our outstanding common stock including shares subject to repurchase. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Based on shares outstanding as of September 30, 2011, we had 59,729,105 outstanding shares of common stock (including 131,211 shares subject to repurchase) of which 47,270,805 shares are subject to a 180-day contractual lock-up expiring on November 22, 2011, unless such lock-up is extended as a result of our initial public offering.

In addition, as of September 30, 2011, there were 7,708,555 shares subject to outstanding options that will become eligible for sale in the public market upon exercise of such options to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the Securities Act). Moreover, holders of an aggregate of 34,534,125 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Being a public company increases our expenses and administrative burden.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. For example, as a public company, we are in the process of adopting additional internal controls and disclosure controls and procedures and bearing all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	S-1	333-172790	May 4, 2011	3.3

3.2	Amended and Restated Bylaws	S-1	333-172790	May 4, 2011	3.4

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Form of Common Stock Warrant of Solazyme, Inc.	S-1	333-172790	March 11, 2011	4.3

10.1*	Joint Venture Framework Agreement dated August 5, 2011, by and between Bunge Global Innovation, LLC and Solazyme, Inc.					X

10.2	Amendment No. 1 to Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. dated August 5, 2011 by and between Solazyme, Inc. and Bunge Limited					X

10.3	Third Amendment to Sublease effective as of July 12, 2011 by and between FibroGen, Inc. and Solazyme, Inc.					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Condensed Consolidated Financial Statements					X

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/S/ TYLER W. PAINTER
Tyler W. Painter Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2011