Form 10-K
period 2011-12-31
SOLAZYME INC
filed 2012-03-15
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-35189

Solazyme, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-1077078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Solazyme, Inc.

225 Gateway Boulevard

South San Francisco, CA 94080

(650) 780-4777

(Address and telephone number principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2011, the last business day of our second fiscal quarter, was $660.2 million based on the closing sale price as reported on the Nasdaq Global Select Market.

As of February 29, 2012, there were 60,337,452 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Solazyme, Inc.

Annual Report on Form 10-K

For The Year Ended December 31, 2011

Our registered trademarks include Solazyme®, Soladiesel®, Alguronic Acid® and Golden Chlorella®. This Annual Report on Form 10-K also contains trademarks, service marks and trade names owned by us as well as others.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels, future manufacturing capacity, addressable market size, target average selling prices and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).

PART I

Item 1. Business.

Our Company

We make oil. Our proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants, and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

We create oils that mirror or enhance the chemical composition of conventional oils used today. Until now, the physical and chemical characteristics of conventional oils have been dictated by oils found in nature or blends derived from them. We have created a new paradigm that enables us to design and produce novel tailored oils that cannot be achieved through blending of existing oils alone. These tailored oils offer enhanced value as compared to conventional oils. For example, our tailored, renewable oils can enable our customers to enhance product performance, reduce processing costs and/or enhance their products’ sustainability profile. Our oils are drop-in replacements such that they are compatible with existing production, refining, finishing and distribution infrastructure in all of our target markets.

We have pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. Our technology allows us to optimize oil profiles with different carbon lengths, saturation levels and functional groups to modify important characteristics. We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding our proprietary oil-producing microalgae plant sugars in dark fermentation tanks, we are in effect utilizing “indirect photosynthesis,” in contrast to the traditional open-pond approaches. Our platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which we believe will represent an important alternative feedstock in the longer term. Furthermore, our platform allows us to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

We expect our products to generate attractive margins in our target markets. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value of our tailored oils. Based on the technology milestones we have demonstrated, we believe the conversion cost profile we have achieved to date will, when implemented at scale, enable us to profitably engage in our target markets. For example, our lead microalgae strains producing oil for the chemicals and fuels markets have achieved key performance metrics that we believe would allow us to generate attractive margins on the manufacture of oils today assuming the use of a larger-scale, built-for-purpose commercial plant (inclusive of the anticipated cost of financing and facility depreciation). The following chart depicts our initial target markets, our expected average selling prices and our target margins for oils and specialty bioproducts in those markets.

We are actively scaling up our manufacturing capacity to sell our oils and specialty bioproducts in the following three target markets:

Chemicals and Fuels. Our renewable oils can be sold as replacements for chemicals that are traditionally derived from petroleum or other conventional oils, or refined and sold as drop-in replacements for marine, motor vehicle and jet fuels. In the chemicals market, we expect to sell our oils to chemical companies that either use our oils directly as a functional fluid or as a raw material to convert into replacements and enhancements for their existing petrochemical and oleochemical products. In the fuels market, we can either manufacture the end product by contracting with refiners to produce fuels of targeted specifications, or sell our unrefined oils to refiners. We tailor our oils to meet industry specifications and customer demands and believe that we can achieve premium pricing as a result of the higher value products we can deliver without affecting our conversion costs.

Nutrition. We have developed microalgae-based food ingredients including oils and powders that enhance the nutritional profile and functionality of food products while reducing costs for consumer packaged goods (CPG) companies. Solazyme Roquette Nutritionals, our joint venture with Roquette, is working to commercialize these food products in conjunction with major CPG companies. In addition to greater health benefits, including reduced calories, saturated fat and cholesterol, these nutrition products offer a variety of functional benefits such as enhanced taste and texture for low-fat formulations and lower cost handling and processing requirements as the result of being shelf-stable powdered alternatives to traditional liquid or refrigerated ingredients. We are also pursuing markets for a range of tailored food oils (TFOs) that have the potential to replace or improve upon naturally occurring nutritional structured fats and oils.

Skin and Personal Care. We have developed a portfolio of innovative and branded microalgae-based products. Our first major ingredient is Alguronic Acid®, which we have formulated into a full range of skin care products with significant anti-aging benefits. For example, since March of 2011, we have commercialized our brand Algenist™, which is an anti-aging skincare line and available at Sephora, QVC, SpaceNK and The Shopping Channel (Canada). We are also developing algal oils as replacements for the essential oils currently used in skin and personal care products

Industry Overview

The Vital Role of Oil

Oil is essential to our lives. Oil is the basis for everything from transportation fuels, such as diesel and jet, to chemical-based products, including dielectric fluids, detergents and lubricants, to many food and personal care products. While petroleum is extracted from the earth, other conventional oils are rendered from animal fats and extracted from plants, such as soy, palm and coconut.

The following chart outlines the current global market sizes of the three conventional sources of oil and representative sources in each market. At year-end 2011, the combined market size of these three sources of oil exceeded $3 trillion.

Source: Oil World (ISTA Mielke GmbH, Hamburg, Germany);OPEC

Petroleum is the basis for transportation fuels and most chemicals and is the largest value-added component in these markets. In its January 2012 Monthly Oil Market Report, OPEC estimated that global crude oil demand in 2011 was 88 million barrels per day. This equates to a market size of approximately $3.2 trillion at the 2011 year-end WTI crude price of approximately $100 per barrel. Crude oil is refined into a variety of products, including gasoline, diesel fuel, jet fuel, petrochemicals and other products.

Plant oils and animal fats are used in a broad range of food applications, industrial applications, such as detergents and lubricants, and fuel applications including biodiesel. For example, palm oil is a common ingredient in processed foods, soaps and personal care products. Other plant oils like rapeseed, palm kernel, and coconut are used extensively for biodiesel, oleochemical applications and food products. The global demand for plant oils and animal fats represented 178 million metric tons in 2011, or approximately $231 billion assuming average monthly prices during 2011.

2011 Conventional Plant and Animal Oils Market Size

Market Size ($, Bn)
Palm Kernel Oil	$9.3
Coconut Oil	5.3
Sunflower Oil	16.8
Rapeseed Oil	32.4
Palm Oil	56.5
Soybean Oil	51.8
Other Plant and Animal Oils	59.3

Total Conventional Plant and Animal Oils	$231.4

Source: Oil World (ISTA Mielke GmbH, Hamburg, Germany)

The Need for Oil Alternatives

Rapidly growing demand coupled with limited supply, energy security concerns and environmental considerations are driving the need to find alternative sources of oil. In addition to global population growth of over 80 million people per year, developing economies such as India and China are expanding rapidly. The resulting higher industrial output, rapid urbanization, higher living standards, and changing diets are driving increasing demand for food, transportation, personal care items, plastics and other oil-based products. While demand for oil is rapidly growing, global petroleum reserves are finite, and new sources of petroleum oil often contain heavier, lower quality oil. Similarly, due to climate constraints, the supply of plant oils is limited as the vast majority of global arable land is better suited to cultivation of high-density, carbohydrate-based crops such as corn and sugarcane. The ability to grow and convert such carbohydrate-rich plants into oil offers a potential solution to the insatiable global demand for oil.

Price increases and volatility in the markets for petroleum and other conventional oils create significant economic risk to global business and trade. According to the Energy Information Administration (EIA), worldwide petroleum prices have fluctuated substantially and have risen more than 200% over the past decade. WTI crude averaged $95 per barrel and ended the year at $100 per barrel in 2011 after reaching a peak price of $145 per barrel in July 2008. The International Energy Agency (IEA) forecasts the price of oil could reach $240 per barrel by 2035. According to Oil World, global plant oil and animal fat prices rose more than 300% over the last decade and exhibited similar volatility to that of petroleum.

Government mandates around the world increasingly require the blending of biofuels into transportation fuels. For example, in the U.S., legislation such as the renewable fuel standards (RFS2) under the Energy Independence and Security Act of 2007 requires the use of 36 billion gallons of renewable transportation fuel by 2022, which includes 21 billion gallons of advanced biofuels. Similarly, in the European Union, policies such as the Fuel Quality Directive require greenhouse gas (GHG) reductions for all transportation fuels of 6% by 2020.

Companies are aggressively seeking new sources of oils that have greater price stability than petroleum and other conventional oils. Companies are also looking for new sources of oils with improved characteristics versus conventional oils. Finally, initiatives focused on fulfillment of corporate sustainability objectives and government mandates support an increased use of renewable oils.

Our Solution

Our solution combines a highly efficient and productive oil-producing organism, microalgae, for the creation of oils with scalable and cost-effective standard industrial fermentation processes in order to deliver high value, low-cost, tailored oils. We use microalgae as a biocatalyst to produce oil from a wide variety of low-cost plant-based sugar feedstocks—such as cane-based sucrose or corn-based dextrose (which are the lowest cost and most widely available today) as well as sugar from other sustainable biomass sources, including cellulosics. Our microalgae are grown in the dark and use “indirect photosynthesis,” receiving their energy from the photosynthetic plant sugars fed to them in large steel tanks. The controlled environment of the standard industrial fermentation tanks prevents contamination and allows us to tightly regulate acidity, temperature and other key parameters. Our core competency is the ability to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives, and (2) tailor the oil outputs to meet specific market needs. Our technology offers a renewable alternative source of oil that is environmentally sustainable. Life Cycle Associates (an independent GHG measurement firm) determined that when used for transportation, our biofuels reduce lifecycle GHG emissions by 66-93% compared to conventional petroleum based fuels, depending on the plant sugar source, type of fuel and regional measurement methodology.

We believe that the following advantages of our platform allows us to offer a new source of renewable oils to address the major markets served by conventional oils:

•

Large and diverse market opportunities. Because we make oil, we can access the vast markets currently served by petroleum, plant oils and animal fats. In addition, we leverage our proprietary biotechnology platform to tailor oils that address specific customer requirements by offering superior performance characteristics at a competitive price compared to conventional oils.

•

Cost-competitive at commercial scale. We harness the oil-producing characteristics of microalgae through a proven industrial fermentation process in a controlled environment to produce large volumes of oil in a cost-effective, scalable and predictable manner.

•

Compatible with existing equipment and infrastructure. We use standard industrial fermentation and downstream processing equipment that needs little or no modification. Our oils are compatible with existing production, refining, finishing and distribution infrastructure, logistics channels, and technical specifications, which enables them to be a drop-in replacement for conventional oils. For example, in the renewable diesel market both SoladieselBD and SoladieselRD (end-use fuels refined from our oils) are compatible with existing infrastructure, meet current US and European fuel specifications, and can be used with factory-standard diesel engines with no modifications.

•

Rapid time to market. Our tailored-to-specification oils can improve upon triglyceride oils currently used in commerce and can be integrated quickly into our customers’ platforms because they are chemically similar to existing conventional oils.

Our Competitive Strengths

We harness the power of microalgae to yield substantial volumes of oil and specialty bioproducts. Our key competitive advantages are:

•

Premium pricing for tailored oils. While our cost structure allows us to access existing markets at prevailing prices, we also believe that the enhanced value of our tailored oils as compared to conventional oils should garner premium pricing.

•

Broad market access with attractive margins. Based on the expected average selling prices for our tailored oils in existing commercial markets and the technology milestones we have demonstrated, we believe that we can profitably enter the chemicals and fuels markets when we commence production in larger scale, built for purpose commercial manufacturing facilities.

•

Technology proven at scale. Since 2007, we have been operating in commercially-sized standard industrial fermentation equipment (75,000-liter scale) with contract manufacturing partners in Pennsylvania and California.

•

Capital efficient access to manufacturing capacity. We believe our technology will enable us and our partners to generate attractive returns versus other available options. Further, we believe that the anticipated returns and product portfolio diversification will be a compelling driver for partners to invest capital and operational resources in building manufacturing capacity.

•

Commercial products today. In 2010, we launched our first product, the Golden Chlorella® line of dietary supplements, as a market development initiative. Since then we have launched our Algenist™ brand for the luxury skin care market and are anticipating the official launch of Solazyme Roquette Nutritionals’ whole algalin flour product in the first quarter of 2012.

•

Feedstock and target market flexibility. Our technology platform provides us with the flexibility to choose from among multiple feedstocks on the input side and multiple specific products (and markets) on the output side, while using the same standard industrial fermentation equipment. A manufacturing facility utilizing a given plant-based sugar feedstock can produce oils with many different oil compositions. Conversely, we can produce the same oil compositions by processing a wide variety of plant-based sugar feedstock. This flexibility enables us to choose the optimal feedstocks for any particular geography, while also enabling us to produce a wide variety of oils from the same manufacturing facility.

•

Proprietary and innovative technology. Our technology platform creates a new paradigm that enables us to produce novel tailored oils that cannot be achieved through blending of existing oils alone. We have made significant investments to protect this technology platform with intellectual property and know-how related to our targeted recombinant strain optimization, product development and manufacturing capabilities.

Our Strategy

We intend to be the global market leader in the design and production of renewable oils and specialty bioproducts. Our oils supplement, replace or enhance conventional oils from petroleum, plant or animal sources. The principal elements of our strategy are:

•

Execute on our customer-driven approach to technology and product development. We focus our innovation efforts on creating a broad suite of tailored oils that meet defined market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs.

•

Execute on our capital efficient strategy to access feedstock and manufacturing capacity. We expect to further scale up in a capital efficient manner by signing agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while providing access to feedstock. By working with us, we expect that partners can improve the return they realize on their feedstock and diversify their business beyond their current product portfolios, enabling potentially higher margins and reduced price volatility. In addition to our current work with joint venture partners, we are actively evaluating a range of geographies and feedstocks, such as sugarcane in Hawaii and the southern U.S., sugar beets and corn in the U.S. and Europe, and cellulosic based feedstocks globally.

•

Prioritize market entry based on unit economics and capital requirements. Subsequent to our current commercialization efforts in the nutrition and skin and personal care markets, we plan to sell into the chemicals and fuels markets, which have higher capital requirements, higher volumes and attractive but lower ASPs. Similarly, in 2011, we initiated a program to explore the markets for a range of oils tailored for specific nutritional uses (for example, a cocoa butter improver).

•

Enter into offtake and additional partnership agreements to advance commercialization efforts. In addition to funding development work and performing application testing, we expect that our partners will enter into long-term purchase agreements (offtakes) with us. As discussed further below, we are currently engaged in development activities with multiple partners, including Bunge Limited (Bunge), Chevron U.S.A. Inc., through its Chevron Technology Ventures division (Chevron), The Dow Chemical Company (Dow), United Air Lines Inc. (United Airlines) and Conopco, Inc. d/b/a (Unilever); any of which could represent attractive future offtake opportunities.

Existing Manufacturing Operations

Our process is compatible with commercial-scale and widely-available fermentation equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs, such as those we are using to supply large quantities of oil and fuel for our testing and certification programs with the US Department of Defense (DoD). This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (20,000 liter) and commercial (75,000 liter) fermenter scale.

•

Our pilot plant in South San Francisco, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, enables us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•	Since 2007, we have operated in commercial-sized standard industrial fermentation equipment (75,000 liter) accessed through manufacturing partners.

•

Since 2009, we have also operated downstream processing equipment at facilities in Iowa and Kentucky where we use commercially-sized, standard plant oil recovery equipment to recover the oil at low cost and high volume.

We have already demonstrated large-scale oil manufacturing. As of December 31, 2011, we had produced over 800,000 liters (728 metric tons) of oil and delivered over 500,000 liters (455 metric tons) of military specification marine diesel and jet fuel. The Navy then blended our fuel 50/50 with petroleum derived fuel, and successfully tested it in unmodified engines. For example, during November 2011, this blend powered a US Navy destroyer on a 20 hour trip along the California coast.

In May 2011, we purchased a facility in Peoria, Illinois (the Peoria Facility), which contains multiple 128,000-liter fermenters and has an expected annual oil production capacity of over 2 million liters (1,820 metric tons). Fermentation operations began in the fourth quarter of 2011. We are in the process of constructing our full integrated downstream process at this facility and expect the DOE funded, fully-integrated biorefinery to come online by the middle of 2012. We intend to use the manufacturing capacity of the Peoria Facility for our integrated biorefinery and to produce limited quantities of our oils and specialty bioproducts for market research, military and commercial partnership development contracts, scale-up demonstration in chemicals and fuels and for commercial sales in our higher value end markets such as the skin and personal care market.

Manufacturing Capacity Scale Up

We currently rely on contract manufacturing to produce our products, including: (1) oils for chemicals and fuels; (2) whole algalin flour, Golden Chlorella® and oil for nutritional applications; and (3) consumer products made with Alguronic Acid® for skin and personal care applications. We closely monitor and advise these contract manufacturers to ensure that our products meet stringent quality standards. The Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011. In 2012 we began commercial fermentation of our Alguronic Acid production at the Peoria Facility, and we are in the process of transferring all fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. By the middle of 2012, we expect to bring online the integrated biorefinery for our DOE program at the Peoria Facility. Throughout 2012 Solazyme Roquette Nutritionals will be producing microalgae-derived food ingredients from its Phase 1, 300 metric ton facility, located at Roquette’s commercial production plant in Lestrem, France. In addition, we anticipate the Phase 2, 5,000 metric ton facility to be expanded from the Phase 1 facility in Lestrem in 2012.

We are pursuing capital efficient access to manufacturing capacity and have formulated specific production and feedstock strategies for each of our target markets as follows:

•

Chemicals and Fuels. We plan to bring online a commercial facility in 2013 and additional capacity in 2014 and 2015. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. We believe that our ability to utilize much of the existing mill infrastructure will allow us to build capacity at a much lower cost than green field construction. For example, in December 2010, we signed a non-binding letter of intent with Bunge Limited, one of the largest sugarcane processing companies in Brazil, to form a joint venture and co-locate oil production at one or more of their sugarcane mills.

In August 2011, we signed a Joint Venture Framework Agreement (JVFA) under which Bunge and Solazyme agreed to co-fund the engineering of the initial plant, and to move into detailed commercial planning. We and Bunge selected Bunge’s facility in Moema, Brazil as the expected site for the initial plant. This facility has sufficient crush capacity to supply the initial plant, and is expected to be expanded in the near future, providing further opportunities to produce tailored oils for sale in Brazil. The contemplated joint venture will address the oleochemicals markets in Brazil using our technology and will focus on mid-chain, tailored triglyceride oils.

Development of additional feedstock projects in Brazil and in the United States has progressed. We signed three non-binding feedstock agreements that, together with our agreements with Bunge, would cover sufficient carbohydrates to meet 90% of the feedstock needs for our operating plan to have 500,000 metric tons of oil production capacity for our chemicals and fuels business by 2015.

•

Nutrition. In November 2010 we entered into a 50/50 joint venture with Roquette, one of the largest global starch and starch-derivatives companies, with the goal of jointly developing, producing and marketing nutrition products worldwide. Roquette will provide all capital expenditures and working capital required to manufacture products for the joint venture. In November 2011, we and Roquette amended our joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The commercialization of our nutrition products through the Solazyme Roquette JV will take place in three phases. As part of Phase 1, Roquette financed and built a 300 metric ton per year facility in Lestrem, France. The plant is owned by Roquette, but is for the dedicated use of the Solazyme Roquette JV. Roquette has begun site engineering for a Phase 2 facility with a capacity of approximately 5,000 metric tons per year, at the same location. We expect the Phase 1 facility to be expanded to the Phase 2 facility in 2012, and the Phase 2 facility will also be financed and owned by Roquette but will be for the dedicated use of the Solazyme Roquette JV. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has also agreed to provide debt and equity financing and build a commercial plant to be owned by the Solazyme Roquette JV that is expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year.

•

Skin and Personal Care. As of December 31, 2011, we continued to use contract manufacturing for commercial fermentation of Alguronic Acid® for our skin and personal care ingredients. We commenced fermentation operations at our Peoria Facility in the fourth quarter of 2011. In 2012 we began commercial fermentation of our Alguronic Acid production at the Peoria Facility, and we are in the process of transferring all fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. We anticipate our Peoria Facility will be our sole or primary manufacturer of Alguronic Acid® for our skin and personal care products. We have contracted with third parties to formulate and manufacture our branded skin care products using our oils and specialty bioproducts and to ship these finished products directly to our distribution partners.

Our Products, Customers and Partners

Our technology platform allows us to develop tailored oils that offer our customers cost competitive performance benefits relative to petroleum and other conventional oils. We are focused on producing oils and bioproducts that we intend to sell into three target markets: chemicals and fuels, nutrition, and skin and personal care which represent an aggregate market in excess of $3.1 trillion.

To date, we have generated revenues primarily from research and development programs, license fees and product sales. We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue.

Chemicals and Fuels

In the chemicals and fuels markets, products derived from our oils offer drop-in replacements for marine, motor vehicle and jet fuels, as well as replacements for petrochemicals, oleochemicals and functional fluids. We tailor our oils and fuels to meet industry specifications and unique customer demands, and we believe we will be able to charge premium pricing as a result of the higher value products we can deliver.

Chemicals

We believe our tailored oils will become the basis for a next generation of high performance bio-based chemicals and functional fluids. Our tailored oils platform enables replacement and enhancement of petroleum-, plant-, or animal-derived oils that are used as raw materials for the chemicals industry. In many cases, we expect to create novel oils, and uniquely high-performing end products that do not exist in nature or are prohibitively expensive to synthesize. Our technology allows us to optimize oil profiles with different carbon chain lengths, saturation levels and functional groups. This powerful tool kit allows us to modify important functional characteristics such as melting points, oxidative stability and viscosity. We anticipate that in some markets, our tailored oils will be the first renewable chemicals and functional fluids that will be competitive with petroleum and conventional oil-derived incumbents; this will reduce our customers’ exposure to price volatility of petroleum and other conventional oils. We are focusing our initial tailored oils for the chemicals markets in two distinct targets:

•

Oleochemicals consist of chemical products in the home and personal care industries such as surfactants/ detergents, soaps, cosmetics and many others. These products are currently derived from petroleum, natural gas, and conventional triglyceride oils. Natural gas products such as ethylene oxide, and petrochemical derivatives such as white oils, are produced in decades-old industrial refining facilities. Conventional triglyceride oils derived from plants and animals are processed through a variety of oleochemical manufacturing steps such as fatty acid splitting, fatty alcohol production, esterification, and others.

•

Functional Fluids span a wide range of non-fuel industrial applications such as lubricants, heat transfer fluids such as antifreeze and dielectric fluids, defoamers, solvents, and drying agents. Physical properties (e.g., viscosity and pour point), chemical properties (e.g., oxidation and reactivity) and environmental impact (e.g., biodegradability) of the oils tend to be the principal drivers of value in the functional fluid segment.

We plan to sell our oils to industry partners that will either incorporate our oils directly, or use them as raw materials to replace and/or enhance existing products. Examples of the customers we intend to sell our products to include Dow and Unilever. We have executed a non-binding letter of intent with Dow, whereby Dow could purchase up to 20 million gallons (76 million liters) of our oils in 2013, increasing to up to 60 million gallons (227 million liters) of our oils by 2015 subject to certain conditions. In addition, we are currently in the first year of a multi-year joint development agreement with Unilever (our fourth agreement together), which also incorporates initial terms of a commercial supply agreement.

We have identified many novel applications for our tailored oils that have been validated with our customer and partner relationships. As manufacturing capacity becomes available in 2013 and beyond, we expect to sell our oils into the sample applications listed in the table below, as well as a wide array of other opportunities. We have produced oils suitable for all of these applications, and expect to build on our initial library of oils in the future to augment our product offering in both the Oleochemicals and Functional Fluids target markets.

Market Segment	Sample Application	Value Proposition

Oleochemicals	Bar Soap	• Enhances bar soap performance (reduced skin sensitivity, enhanced foaming, etc.) • Reduces overall cost of production • Sustainable source of renewable oil
	Surfactants	• Novel surfactants from natural sources • Improved margins to fatty alcohol producers • Less volatile raw material pricing • Reduced processing steps • Sustainable source of renewable oil
Functional Fluids	Lubricants	• Enhanced oxidative stability • Meets food-grade standards with performance of mineral oil equivalents • Biodegradable • Sustainable source of renewable oil
	Dielectric Fluids	• High flash point (>350°C) • High oxidative stability • Longer equipment protection (transformers) • Reduced clean-up and hazard risks • Sustainable source of renewable oil

Fuels

We intend to focus on diesel and jet fuel markets. According to the EIA and Wood Mackenzie, in 2010, the global diesel and jet fuel markets were over $600 billion and $200 billion, respectively, and are both growing relative to other fuels, such as gasoline. Our initial commercial focus is to sell our oils to refiners that will process and blend our oils to meet specifications for the desired fuel. Our oils are tailored to meet refiner requirements and can be optimized according to refining processes. For example, refining of our oils tailored to make diesel fuel yields a substantially higher percentage of finished diesel by volume (over 85%) than conventional petroleum. In addition to improving yields to high-value fuels, our oils can also be used by refiners to fulfill GHG requirements and government mandates such as RFS2 in the U.S.

Our fuels provide significant reductions in GHG emissions as compared to fossil fuels, which qualifies these products for government mandated emission reduction programs, such as those in the U.S. and EU. For example, according to Life Cycle Associates, our biofuels reduce lifecycle GHG emissions by 66%-93% compared to conventional petroleum based fuels, depending on the plant sugar source, type of fuel and regional measurement methodologies. Testing undertaken by the National Renewable Energy Laboratory (NREL) ReFUEL laboratory shows that in a 20% blend SoladieselBD significantly outperforms ultralow sulfur diesel in total hydrocarbons (THC), carbon monoxide (CO) and particulate matter tailpipe emissions. This includes an approximate 30% reduction in particulates, an approximate 20% reduction in CO and an approximate 10% reduction in THC.

In addition to selling our oils to refiners, we can manufacture the fuel end product directly by contracting or partnering with refiners. For example, we currently work with our refining partners Honeywell UOP and Dynamic Fuels, LLC to produce SoladieselRD (renewable diesel), HRF-76 renewable diesel for US Naval vessels, and Solajet renewable jet fuel for both military testing and commercial application demonstrations. Since 2007, we have also been collaborating with Chevron to develop oils for the production of renewable diesel.

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered into a subcontractor agreement with Dynamic effective as of January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel will be used as part of the US Navy’s efforts to develop a Green Strike Group composed of vessels and ships powered by biofuels.

We began working with the US Navy in 2008. In 2009 we entered into our first contract with the DoD to provide over 80,000 liters of HRF-76 Naval marine diesel fuel (HRF-76 is renewable F-76, the military’s marine diesel standard) and HRJ-5 Naval jet fuel (HRJ-5 is renewable JP-5, the Navy’s jet fuel standard). Subsequent to the successful delivery of this in-spec fuel in the summer of 2010, we entered into a third contract to produce HRF-76 Naval marine diesel in order to complete the testing and certification program for that fuel necessary to establish appropriate status for future commercial procurements. This contract was divided into two phases. In September 2011, we delivered the 75,000 gallons (283,906 liters) of fuel due under Phase 1 of the agreement. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel in the first half of 2012.

Driven by national security and other concerns, in 2009 the US Navy established an objective that it would source greater than 50% of its aggregate fuel and energy demands from clean renewable sources by 2020. In 2009, the US Navy used over 128 million barrels (19 million metric tons) of fuel. As such, we believe that the DoD presents a large opportunity for sales of renewable fuels for well-positioned, qualified suppliers.

Also in 2011, we partnered with United Airlines to provide renewable jet fuel for the first U.S. commercial flight utilizing biofuel. United Airlines and Solazyme also signed a non-binding letter of intent for us to provide United Airlines with up to 20 million gallons of our jet fuel per year starting in 2014.

We have developed and tested the following branded fuels over the last four years. In addition to maintaining a significant improvement in GHG reduction over seed oils and petroleum-derived fuels, these fuels meet industry specifications:

End Product	Industry Specifications Met	Solazyme’s Value Proposition versus Incumbent Fuels
SoladieselBD (fatty acid methyl ester (FAME))	• ASTM D6751 • EN 14214	• Better cold temperature properties than commercially available biodiesel based on planted seed crops
SoladieselRD (hydro-treated renewable diesel)	• ASTM D975 • EN 590	• Higher cetane ratings than petroleum based diesel, delivering more energy per liter
SoladieselHRD-76	• HRD76 (Hydroprocessed Renewable F-76 Marine Diesel)	• Largest supplier to the US Navy of in-spec, microbially-derived HRD76
SolajetD7566 SolajetHRJ-5	• ASTM D7566 • HRJ5 (Hydroprocessed Renewable JP-5 Navy Jet)

•      First microbially-derived jet fuel to meet key specifications

•      First Turbine Fuel Containing Synthesized Hydrocarbons to be used in a commercial flight in the US.

•      Oil can be refined to meet other jet fuel specifications (HRJ8, JET A, JET A-1)

Fuels derived from our oils are compatible with existing refining and distribution infrastructure, meet industry specifications, and can be used with factory-standard engines without modifications. They are the first microalgae-based fuels to have been road tested, in both blended and unblended forms. The tests were successful, and performed over thousands of miles in unmodified vehicles. In addition, the US Navy has tested our fuels in numerous unmodified platforms including Riverine Command Boats, Hover Crafts, landing vessels, helicopters, a Navy Destroyer and a commercial cargo vessel. Results from these tests have been successful.

Nutrition

According to Euromonitor, the packaged food market was approximately $2 trillion in 2010. Within the packaged food market, we initially intend to target the natural / organic foods market, which represented an approximately $111 billion market in 2010. Our microalgae-based food ingredients enhance the nutritional profile and functionality of food products. When used as a partial or complete replacement for ingredients such as eggs, butter and oil, our products enable Consumer Product Goods (CPG) companies, and other food processors, to offer products with significantly reduced calories, saturated fat and cholesterol without impacting taste. As a result, our products align with current consumer trends, which include demands for calorie reductions, heart-healthy foods, simpler ingredient panels and more nutritional components such as dietary fiber and protein. In addition to greater health benefits, our products offer a variety of functional benefits such as enhanced taste and texture for low-fat formulations and improved moisture retention for challenging products such as gluten-free recipes.

Within our Solazyme Roquette Nutritionals joint venture, we continue to develop the market for our whole algalin flour and Golden Chlorella® products as the Solazyme Roquette JV builds commercial-scale capacity. Whole algalin flour is a dry and naturally processed microalgae-based product made through specific fermentation and downstream processing to yield either an oil- or protein-rich powder. Both powder products contain healthy oils, protein, natural emulsifiers and dietary fiber. Algal oil, a virgin oil isolated and clarified from microalgae, contains high concentrations of monounsaturated fatty acids with a profile similar to that of virgin olive oil. Within our Solazyme Roquette Nutritionals joint venture, the official launch of the whole algalin flour product is scheduled for the first quarter of 2012. We expect products produced by our Solazyme Roquette Nutritionals joint venture to be on store shelves in the first half of 2013. Additionally, the Golden Chlorella® line represents a unique source of protein and omega fatty acids. We have commercialized the whole algal cell protein (Golden Chlorella® High Protein) formulation with sales of products incorporating Golden Chlorella® at retailers including Whole Foods and GNC.

Significant application testing has been performed to date internally, by Roquette, and by CPG companies who are currently evaluating the Solazyme Roquette JV’s nutrition products. These tests have improved our understanding of customers’ needs and have focused our development and marketing efforts on the following areas of the nutrition market.

Nutrition Product	Application	Solazyme Value Proposition Versus Incumbent Ingredients
Whole Algalin Flour	Dairy alternative beverages Bakery (gluten-free) Cookies, baking mixes Low-fat mayonnaise Dressings (pourable) Low-fat ice cream and frozen yogurt

•      Creamier texture and flavor

•      Enhanced moisture retention (extends shelf-life), and improved texture

•      Decreased fat & calories

•      Reduced cholesterol, fat and calories

•      Improved texture and flavor with significant fat and calorie reduction

•      Improved texture and flavor with significant fat reduction

Golden Chlorella® High Protein	Dietary protein supplement	• Alternative to standard soy, whey, egg and other vegetarian protein sources • Desirable amino acid profile

In addition to the work being carried out in the Solazyme Roquette Nutritionals joint venture, we are also developing market opportunities for a range of tailored food oils (TFOs) that have the potential to replace or improve upon naturally occurring nutritional and structured fats and oils. In the fourth quarter of 2011, we entered into an expanded JDA with Unilever that includes multi-year funding for specific research and development in tailored nutritional oils and bioproducts.

Skin and Personal Care

According to Euromonitor, the size of the global skin and personal care market was approximately $273 billion in 2010. Within this market, we target (1) toiletries, makeup, and hair care, estimated at $189 billion, and (2) skin care, estimated at $84 billion. In contrast to our other commercial areas, in skin and personal care our strategy includes the development of branded consumer products. We employ this strategy because the financial returns in the skin care market accrue more strongly to branded finished products than to ingredients or raw materials suppliers.

During our algal strain screening process, we discovered and isolated key compounds that microalgae synthesize to protect themselves against environmental hazards, such as UV exposure, changes in extremes of temperature, and dehydration. Our first major ingredient is Alguronic Acid®, which we have formulated into a range of creams and serums. Alguronic Acid® is a proprietary family of polysaccharides extracted from microalgae via a process we have developed. Third party in vitro studies suggest that Alguronic Acid® promotes cell proliferation (cell regeneration) and elastin synthesis (skin elasticity). The charts below illustrate the results of these studies in which Alguronic Acid® demonstrated significant anti-aging benefits and outperformed some of the most well known anti-aging ingredients on the market including hyaluronic acid, retinol and vitamins C and E.

We have developed a portfolio of innovative Alguronic Acid® based skin care products, which have been available internationally in the luxury market since March 2011 and will be available through multiple channels including mass market retailers, direct response infomercials and ecommerce. Our products are currently sold to consumers via distribution arrangements with Sephora EMEA, Sephora Americas, Sephora inside jcpenney, QVC, Space NK and The Shopping Channel (Canada). These arrangements provide marketing support and access to more than 1,200 retail stores worldwide. We expect to continue expanding distribution throughout 2012. The initial Algenist™ product line includes the Concentrated Reconstructing Serum, the Regenerative Anti-Aging Moisturizer, the Regenerative Anti-Aging Moisturizer SPF 20 the Complete Eye Renewal Balm, the Overnight Restorative Cream, the Targeted Age Correcting Serum, the Regenerative Anti-Aging Lotion, and the Gentle Rejuvenating Cleanser.

In January 2012, we launched our Algenist Firming and Lifting Line in over 1,100 retail stores and on home shopping networks in the US, Europe and Canada. These products represent an important expansion of the Algenist portfolio.

Our Technology

We have created an industrial biotechnology platform that is able to cost-effectively produce tailored, high-value oils. Our platform exploits the prolific oil production capabilities of microalgae as a biocatalyst while leveraging standard fermentation processes and existing industrial equipment to transform renewable biomass such as plant-based sugars into tailored oils.

Our success is based on several factors:

•	a thorough understanding of microalgal biology and oil biosynthesis;

•	position at the forefront of microalgal genetics;

•	expertise in process development; and

•	expertise in large-scale bio-manufacturing technology.

Microalgae have long been recognized as organisms capable of rapid and efficient oil production under certain conditions. Oleaginous microalgae evolved over billions of years, synthesizing large amounts of oil rapidly when cultivated in the right environment. Our proprietary microalgae are heterotrophic. They grow in the dark by consuming sugars derived from plants that have already harnessed the sun’s energy. Our process is therefore a form of “indirect photosynthesis.” When grown in the absence of light, our microalgae are highly efficient at converting the sun’s energy embedded within the plant sugars (feedstocks) into oil and specialty bioproducts. Our proprietary, highly productive microalgae produce and accumulate oil that constitutes over 80% of the dry cell weight. Typical wild microalgae, in contrast, usually have only 5-20% oil content.

We rely on a multitude of microalgae strains including natural, classically improved, and/or targeted recombinant strains. The key components of our industrial biotechnology platform are strain screening, classical strain improvement, strain optimization through targeted gene recombination, fermentation process development, and downstream process development. As strains progress through the classical strain improvement and targeted recombinant strain optimization pipelines described below, they feed back into the strain screening program, re-emerging for additional rounds of strain improvement, strain optimization, and process development.

Strain Screening

One of our core philosophies is to identify robust, high-oil-producing natural strains and use these as a foundation for subsequent strain improvement and optimization efforts. Our strain screening capabilities allow us to analyze thousands of strains per week, providing a detailed inventory of each strain’s outputs under controlled conditions. We can then improve the performance of the selected strains, alter their outputs or further extend their feedstock flexibility by employing: classical strain improvement and/or targeted recombinant strain optimization approaches.

Classical Strain Improvement

Classical strain improvement is a process that involves: (1) subjecting natural or optimized strains to specific environmental conditions for prolonged periods of time to promote strain evolution; and (2) brief exposure to mutagens (chemicals and/or ultraviolet light) in an effort to generate strains possessing desired traits such as increased oil synthesis, yield on carbon, or an ability to tolerate higher temperatures. We have improved strains utilized in our chemicals and fuels and nutrition business areas by applying this approach. We have also improved the ability of our strains to utilize a variety of less-refined and lower cost feedstocks, such as sugar derived from cellulose, which may be employed at future manufacturing sites depending on geographical, economic and agricultural factors.

Targeted Recombinant Strain Optimization

Our advanced molecular biology capability includes an optimization toolkit able to precisely target genes (knock-out, re-regulate, and insert genes) and specific gene products (such as proteins/enzymes) while maintaining the stability of strains. We have optimized some of our lead strains to metabolize sucrose (the sugar present in sugarcane, beets, and sweet sorghum), xylose (a sugar present in many cellulosic feedstocks) and other sugars present in cellulosic feedstocks.

We can control the composition of the oils to suit particular target market needs. For example, we can modify the number of carbon atoms in the carbon chain, tune the level of saturation (number and location of double bonds between carbon atoms in the chain), or add functional groups, such as hydroxyl groups. We believe our ability to modify these characteristics is transformative, as it enables us to address a diverse array of high value market opportunities. Until now, the physical and chemical characteristics of conventional oils have primarily been dictated by oils found in nature or blends derived from them. Our biotechnology platform has created a new paradigm that allows for the production of tailored oils containing fatty acid profiles that are not found in plant oils or animal fats and cannot be achieved through blending alone. Such oils offer tremendous opportunities throughout the food, chemicals, and renewable fuels industries where fatty acid chain lengths and saturation levels are critical determinants of the physical characteristics of a particular oil, its potential uses, and, most importantly, its value.

For example, we are able to produce oils composed of greater than 85% of valuable individual fatty acids. As a demonstration of our chain length optimization, we can produce individual oils with high caprylic (C8:0), capric (C10:0), lauric (C12:0), myristic (C14:0), palmitic (C16:0), stearic (C18:0), and oleic (C18:1) fatty acids. Furthermore, we can produce oils with specific combinations of fatty acids (e.g., C10:0, C12:0, and C14:0) that are greater than 80% of the total oil produced, values considerably greater than coconut oil or PKO. In regard to saturation, we can either decrease or increase saturation in a targeted manner.

The figure below charts our progress in tailoring the oil producing profile of the same organism between the fourth quarter of 2010 and the fourth quarter of 2011. For example, our naturally occurring strain produces oil which contains approximately 1% of C12. By the fourth quarter of 2010 our best performing C12-producing optimized strain was producing oil containing approximately 33% C12 oils. By the end of 2011, an optimized strain producing oil with greater than 50% C12 content had been isolated.

Using the same host organism, we have been able to tailor the oil profile to exhibit high levels (88%) of C10-C14 fatty acids (chart 1), high levels (90%) of oleic acid (C18:1) (chart 2), and modified saturation levels (88% from just over 30% in the natural host) (chart 3). Additionally, we are able to target high concentrations of multiple fatty acids in the same organism versus separately controlling each one.

Process Development

We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time from weeks to just a few days. Although the core microalgae fermentation process is mature, process development continues to focus on reducing costs as well as developing optimized processes for newer strains that address specific customer needs. Downstream processing (the recovery of our oils and specialty bioproducts following fermentation) encompasses a sequence of operations including oil recovery and purification. As with fermentation development, recovery development is focused on establishing robust, cost-effective and scalable processes using standard industrial processing operations and equipment. We have developed an efficient and scalable recovery process based on standard industrial plant oil recovery equipment readily available in the sizes needed for large commercial-scale operations.

Cost Competitiveness of Our Technology

A significant focus of our strain optimization and process development efforts has been aimed at reducing the cost of oil production. Key technology drivers of conversion costs include:

•	Conversion yield: amount of oil produced per quantity of sugar consumed;

•	Productivity: amount of oil produced per fermenter volume per unit time; and

•	Recovery efficiency: percentage of produced oil that is successfully recovered.

Conversion yield is a key driver of process economics due to its direct impact on operational expenses. Productivity is a key efficiency metric because it determines the number and size of fermentation vessels required for a specified production capacity.

The conversion cost profile we have achieved to date can provide attractive margins utilizing partner and contract manufacturing for the nutrition and personal care markets, in which we currently sell our products. We believe that based on the technology milestones we have already demonstrated, we can profitably enter the markets for commercial chemicals, fuels and other tailored food oil products when we commence production in larger-scale, built-for-purpose commercial manufacturing facilities utilizing sugarcane feedstock. We believe that our future conversion costs will benefit from further process optimization.

US Department of Energy Integrated Biorefinery, Cellulosic-Derived Oil and Other Governmental Awards

We have designed our biotechnology platform to be feedstock flexible, meaning that we are able to utilize a wide variety of plant sugars, including sugars from cellulosics. We believe that sugars from cellulosics will represent an important alternative feedstock in the long-term. Over the last three years, we have demonstrated that our lead microalgae strains can grow on cellulosic feedstocks. We have engineered xylose metabolism into our parent strain. Xylose is a plant sugar abundant in many cellulosics. It provided the fuel for an automobile powered by the first 100% cellulosic-derived diesel from microalgae. We believe we have produced the first and only cellulosic-derived diesel fuel to meet ASTM specifications to date and have used this fuel in what we believe is the first vehicle demonstration of in-spec cellulosic-derived diesel fuel.

Our work with the DOE is helping to advance our efforts in the cellulosics area. In December 2009, we were awarded approximately $22 million in funding from the DOE as part of its Integrated Bio-Refinery Program, which has allowed us to develop integrated US-based production capabilities for renewable fuels derived from microalgae at the Peoria Facility. We have collaborated with companies such as BlueFire Ethanol and Old Towne Fuel and Fiber, who are engaged in the development of isolating fermentable sugars from cellulosic feedstocks. We have produced oil using sugar from cellulosics such as switchgrass, miscanthus, sugar beet pulp, corn stover and sugarcane bagasse.

In August 2009, we were awarded approximately $0.8 million in funding from the California Energy Commission (CEC), as part of their Public Interest Energy Research program, to further our research and development of a clean, renewable fuel from cellulosic feedstocks with associated economic benefits and local employment opportunities. Furthermore, in October 2011, we were awarded approximately $1.5 million in funding from the CEC, as part of the its Alternative & Renewable Fuel & Vehicle Technology Program, to further equip our South San Francisco pilot plant for continuing research and development activity.

Competition

Our tailored oils and specialty bioproducts compete with commodity markets supplying petroleum and other oils for use in the chemicals and fuels, nutrition, skin and personal care markets as well as for finished products into those markets. The markets in which we compete are influenced by the following competitive factors:

•	price;

•	product performance;

•	availability of supply;

•	compatibility with existing infrastructure; and

•	sustainability.

We believe we compete favorably with respect to all of these factors.

Chemicals and Fuels

In addition to the competitive factors that apply to all of the markets we target, infrastructure compatibility is a key factor in the chemicals and fuels markets. We believe that we compete favorably because we provide drop-in replacements that are compatible with the existing production, refining and distribution infrastructure in the chemicals and fuels markets.

In chemicals markets, as we introduce our next generation oils, we expect our products to compete with highly refined petrochemicals, oleochemicals, polymers, and other oil-based fluids and lubricants. Chemicals markets, due to their high margins, are receiving increased attention from renewable fuels companies. In addition, we could face competition from large integrated chemical companies. We may also compete with agricultural products such as palm oil, PKO, castor bean oil and linseed oil.

We believe that our ability to produce oils tailored to provide the product features most important to customers in chemical markets positions us well to compete in such markets. We also believe the flexibility of our manufacturing process, which allows us to switch the output of a factory between oils, provides a unique advantage versus plant oils that are geographically constrained and take months to produce and harvest.

Another unique advantage is the shorter development time for us to produce tailored oils compared to competing biotechnological platforms such as genetically modified plant crops. Genetic modification of seed crops can be a decade-long development process that has historically achieved relatively small shifts in oil profile. In contrast, our development timelines for new traits are far more rapid, and achieve dramatic changes in the fatty acid composition of our triglycerides.

We compete in the fuels market with large oil and gas companies such as BP p.l.c., Royal Dutch Shell plc, and Exxon Mobil Corporation, that have resources and name recognition far in excess of ours. While we anticipate competition from these large, established companies, our oils may provide value as blend stocks to these types of companies as partners or collaborators as they seek to achieve mandated renewable fuel targets. Our collaboration with Chevron is an example of such a collaboration. We anticipate that these companies will more aggressively seek economically viable petroleum alternatives as legislation, such as RFS2, promotes additional renewable fuel demand.

In certain fuels markets, we will also compete with other advanced biofuels companies and with other oils such as jatropha and camelina. We believe that our proven ability to produce in-spec products at commercial scale for the jet and diesel fuel markets provides us a competitive advantage.

Nutrition

The food industry is large and mature, and we expect to compete with well-established competitors such as SALOV North America Corporation (through its Filippo Berio products), Archer Daniels Midland Company, and Cargill, Incorporated. Whole algalin flour, as a conventional oil replacement, will compete with a broad array of products such as powdered eggs, dairy alternatives and vegetable cooking oils. Additional potential competitors include DSM Food Specialties and Danisco A/S (which was recently acquired by E.I. du Pont de Nemours and Company), who use fermentation based platforms similar to ours in the nutrition food space. While we anticipate competition from these large, established companies, we may also partner or collaborate with these types of companies. We also believe that our partnership with Roquette and our development of tailored food oils will allow us to compete effectively in the nutrition market.

Skin and Personal Care

The skin and personal care market is highly fragmented and competitive. In addition to the competitive factors that apply to all of the markets in which we compete, advertising, promotion and branding are keys to success and act as potential barriers to entry in the skin and personal care market.

We compete primarily in the luxury skin and personal care market. We compete with companies with well-known brands such as Kinerase®, Perricone MD®, StriVectin®, Meaningful Beauty® and Principal Secret®, some of which have substantially greater sales and marketing resources. We compete in this market through arrangements with global distributors. Our products are currently co-marketed and sold via global distribution arrangements with Sephora EMEA, Sephora Americas, Sephora inside jcpenney, QVC, Space NK and The Shopping Channel (Canada).

Intellectual Property

Our success depends in part upon our ability to obtain and maintain intellectual property protection for our products and technologies, and to operate without infringing the proprietary rights of others. With respect to the former, our policy is to protect our proprietary position through filing for patent applications on inventions, filing for trademark protection on our product names and related materials and methods, and through trade secret protection when and where appropriate. We seek to avoid infringing the proprietary rights of others by: (1) monitoring patents and publications in our product areas; (2) monitoring the technological developments of others; and (3) evaluating and taking appropriate courses of action whenever we identify such developments.

As of February 29, 2012, we own four issued patents and over 150 pending patent applications, some of which are foreign counterparts that were filed in the United States and in various foreign jurisdictions. The expiration dates of the patents are between 2026 and 2028. Patents that issue from our current patent applications, if any, will expire between 2028 and 2032, twenty years from the date of filing. Our patents and patent applications claim and are directed to compositions such as custom oils, fuel products, chemicals, food products, cosmetics, strains of microbes, and gene sequences; methods of manufacturing finished goods and raw materials; and methods of using our raw materials and products. We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employments or engagements. Agreements with our employees also prohibit them from bringing the proprietary rights of third parties to us. In addition, we protect our proprietary information through creating written obligations of confidentiality with outside parties who are exposed to confidential information. Where appropriate we also employ material transfer agreements governing the use, intellectual property rights, and transfer of materials such as custom oils when sending them to third parties for purposes such as conversion into fuels, chemicals and consumer products.

We believe that the creation, when possible and appropriate, of multiple, overlapping mechanisms and forms of protection will offer the possibility of broadest and longest proprietary positions for our products and technologies. It is possible that our current and future patents may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our filed applications, and may not be able to obtain patents covering other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we may subsequently abandon them. We may also abandon applications when we determine that a product or method is no longer of interest. It is also possible that we may develop products or technologies that will not be patentable or that the patents of others will limit or preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity.

Government Regulation

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of environmental, health and safety, federal, state, local and international laws, regulations and permit requirements governing, among other matters, the use, generation, manufacture, transportation, storage, handling and disposal of these materials, in the U.S., Brazil and other countries where we intend to operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment, capital expenditures or operational changes to limit actual or potential impact of our operations on the environment and violation of these laws, regulations or permits could result in significant fines, civil sanctions, permit revocation or costs for environmental remediation. Future developments including the commercial manufacturing of more of our products, more stringent environmental regulation, policies or enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require significant expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors—Risks Relating to Our Business—We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, the California and federal Environmental Protection Agency, or EPA, and to regulation under TSCA and REACH. OSHA or the California or federal EPA or other government agencies may adopt regulations that affect our research and development programs. In particular, our renewable chemical products may be subject to regulation by government agencies in our target markets. The EPA administers the requirements of the TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA, which has 90 days to review it. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. A similar program exists under the European Commission called REACH. Under REACH, we are required to register some of our products with the European Commission, and this process could cause delays or significant costs.

The use of engineered microbes like many of our microbial strains is subject to laws and regulations in many countries. In the U.S., the EPA regulates the commercial use of engineered microbes as well as potential products from engineered microbes. When used in an industrial process, our microalgae strains designed using recombinant technology may be considered new chemicals under TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and are preparing to file a Microbial Commercial Activity Notice for a strain of engineered microalgae that we use for our chemicals and fuels businesses. In Brazil, engineered microbes are regulated by CTNBio under its Biosafety Law No. 11.105-2005. We are preparing to file an application for approval from CTNBio to import and use engineered microbes in our Brazilian facilities for research and development purposes. In addition, we intend to apply for commercial approval from CTNBio for one of our current microbial strains prior to commercial production in Brazil. We expect to encounter regulations concerning engineered microbes in most if not all of the countries in which we may seek to make our fuel and chemical products, however, the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in countries in which we intend to produce our products using our microbial strains, our business will be adversely affected. See “Risk Factors—Risks Relating to Our Business—We may face risks relating to the use of our recombinant microalgae strains, and if we are not able to secure regulatory approval for the use of these strains or if we face material ethical, legal and social concerns about our use of targeted recombinant technology, our business could be adversely affected.”

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the U.S. and Agencia Nacional do Petroleo, or ANP, in Brazil. We are currently preparing to seek EPA registration and preparing to secure ANP approval for use of our diesel in Brazil. In addition, we may decide to register our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Our jet fuels meet the standards set by ASTM D7566 and may therefore be used in commercial aviation.

The manufacture, sale and use of our nutrition products are regulated as food ingredients by the U.S Food and Drug Administration (FDA) under the federal Food, Drug, and Cosmetic Act. Food ingredients are broadly defined as any substance that may become a component, or otherwise affect the characteristics, of food. Food ingredients and ingredients used in animal feed are regulated as food additives and must be approved through a formal Food Additive Petition (FAP) process or affirmed as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. Although the FDA does not officially affirm the GRAS status of ingredients, it does review, at the notifier’s request, the notifier’s determination of ingredients’ GRAS status. FDA endeavors to respond to GRAS notices within 180 days by issuing a letter that either does not question the basis of the notifier’s determination of GRAS status or concludes that the notice does not provide a sufficient basis for a GRAS determination. Self-affirmation of GRAS status without FDA notification allows the marketing and sale of the ingredient, but reliance on self-affirmation alone may limit its marketability, as many food manufacturers require that the FDA issue a letter confirming that it does not question the notifier’s determination of GRAS status before such manufacturers will purchase food ingredients from third parties. We notified the FDA of our GRAS self-affirmations for algal oil in June 2011, and expect a determination in the second half of 2012. We intend to submit our GRAS self-affirmations for whole algalin flour in the first quarter of 2012 and expect a determination in the third quarter of 2012. We and our consultants believe that our nutrition products are GRAS, but there can be no assurance the FDA will not question the basis of our determination. If the FDA were to disagree with our determination of the GRAS status of our products, they could ask us to voluntarily withdraw the products from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations.

Food ingredients that are not suitable for the GRAS affirmation process are regulated as food additives and require the submission of a FAP to the FDA and the FDA’s approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. The petition must establish with reasonable certainty that the food additive is safe for its intended use at the level specified in the petition. If a food additive petition is submitted, the FDA may choose to reject the petition or deny any desired labeling claims. Furthermore, the FDA may require the establishment of regulations that necessitate costly and time-consuming compliance procedures. All products may also fall under the jurisdiction of the U.S. Department of Agriculture if the intended applications are for meat, dairy, organic or other specialty food areas.

Countries other than the United States also regulate the manufacture and sale of food ingredients. Regulations vary substantially from country to country, and we will be required to comply with applicable regulations in each country in which we choose to market our food ingredients.

Our skin and personal care products are also subject to regulation by various government agencies in the countries in which our products are sold. We completed several rounds of testing in connection with launching the Algenist™ product line, including Human Repeat Insult Patch Testing. We have obtained the necessary approvals for our Algenist™ product line to date. We will continue to evaluate regulatory requirements as we launch new skin and personal care products.

We are unable to predict whether any agency will adopt any laws or regulations that could have a material adverse effect on our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

For more information, see “Risk Factors—Risks Relating to Our Business—We may not be able to obtain regulatory approval for the sale of our renewable products and, even if approvals are obtained, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories will be time-consuming and costly.”

Employees

As of December 31, 2011, we had 168 full-time employees, excluding the 13 employees of our Solazyme Roquette Nutritionals joint venture. Our employees’ roles include research, process development, manufacturing, regulatory affairs, program management, finance, human resources, administration and business development. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Investor Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge on the Investor Relations section of our website at http://investors.solazyme.com/sec.cfm as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Except as expressly set forth in this Annual Report on Form 10-K, the contents of these websites are not incorporated into, or otherwise to be regarded as part of this report.

Item 1A.	Risk Factors.

You should carefully consider the risks described below before investing in our publicly- traded securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses for at least the next several years and may never achieve or sustain profitability.

We are an early stage company with a limited operating history. We only recently began commercializing our products. A substantial portion of our revenues consists of funding from third party collaborative research agreements and government grants. We have only generated limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the chemicals and fuels markets, only a small portion of our revenues to date has been generated from market development activities. We have not yet commercialized any of our oils in the chemicals market.

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $54.0 million during the year ended December 31, 2011. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build out our product pipeline. As of December 31, 2011, we had an accumulated deficit of $106.8 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, and the build-out and operation of our Peoria Facility and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

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

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), pursuant to joint venture arrangements, we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of quality feedstock at sustainable costs or at all. If we cannot access feedstock in the quantities and at prices we need, we may not be able to commercialize our chemicals and fuels products and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. We cannot assure you that we will successfully execute a long-term contract on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply it in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand resulting from population growth and changes in standards of living, rising commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature that vary. Weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

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

We intend to expand our manufacturing capacity by entering into agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. For example, in August 2011, we entered into a Joint Venture Framework Agreement with Bunge Global Innovation, LLC (Bunge), one of the largest sugarcane processing companies in Brazil, related to the formation of a joint venture that would focus on the production of triglyceride oils from sugar cane feedstock to be provided by an affiliate of Bunge. The joint venture’s production facility would be located adjacent to a sugar cane processing mill in Brazil that is owned by an affiliate of Bunge. Upon successful completion of site-specific engineering designs and execution of final joint venture agreements, the construction of the facility would commence. In addition, we have signed a development agreement with Ecopetrol, the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. In May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we entered a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of output oil coming online in 2013.

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

To date, our products have been produced and processed in quantities sufficient for our development work. For example, we delivered more than 400,000 liters (373 metric tons) of microalgae-derived military marine diesel and jet fuel to the US Navy in 2011. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.

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

We aim to commence production of oils for the chemicals and fuels markets at one large commercial facility by 2013 and additional facilities in 2014 and 2015. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility to meet a portion or all of these targets. If we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget.

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

We have entered into a joint venture with Roquette in connection with our nutrition business. In the skin and personal care market, we have entered into arrangements with Sephora S.A. (Sephora EMEA), Sephora USA, Inc. (Sephora Americas), Sephora Canada, QVC, Inc. (QVC), J.C. Penney Corporation, Inc., The Shopping Channel and Space NK. In the chemicals and fuels markets, we have entered into a Joint Venture Framework Agreement with Bunge Global Innovation, Inc. (Bunge) and development agreements with Bunge, Chevron

U.S.A. Inc., through its division Chevron Technology Ventures (Chevron), Unilever and The Dow Chemical Company (Dow). There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora EMEA, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. The exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

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

We have entered into a 50/50 joint venture with Roquette, one of the largest global starch and starch-derivatives companies. As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, through which both we and Roquette will conduct a substantial portion of our business in connection with microalgae-based oils and bioproducts for the food, nutraceuticals and animal feed markets. In connection with the establishment of the Solazyme Roquette JV, we have entered into services, manufacturing and license agreements with Roquette and Solazyme Roquette Nutritionals.

Our ability to generate value from the Solazyme Roquette JV will depend, among other things, on our ability to work cooperatively with Roquette and Solazyme Roquette Nutritionals for the commercialization of the

Solazyme Roquette JV’s products. We may not be able to do so. For example, under the joint venture, Roquette personnel and facilities will be used to produce nutrition products using our licensed technology. Roquette does not have previous experience working with our technology, and we cannot assure you that the Solazyme Roquette JV will be successful in commercializing its products. In addition, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Roquette that could delay the development and commercialization of the Solazyme Roquette JV’s products or cause the dissolution of the Solazyme Roquette JV. For example, the joint venture agreement contemplates that Roquette will construct and own two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has committed to fund a Solazyme Roquette JV-owned facility in Phase 3 that is expected to have capacity of approximately 50,000 metric tons per year. However, because the four-person board of directors of the Solazyme Roquette JV includes two Roquette designees, the decision to proceed with Phase 3 will functionally require Roquette’s approval. If we are unable to obtain the approval of the board of directors of the Solazyme Roquette JV, our ability to commercialize the Solazyme Roquette JV’s nutrition products and the financial performance of the Solazyme Roquette JV will suffer.

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

In the nutrition market, our Solazyme Roquette JV’s products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based products as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (CPG) companies do not accept our Solazyme Roquette JV’s products as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our Solazyme Roquette JV’s oils or bioproducts, the Solazyme Roquette JV will not be successful in competing in the nutrition market and our business will be adversely affected.

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

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we have only recently begun to commercialize our skin and personal care products and, through Solazyme Roquette Nutritionals, nutrition products, and are still in the process of developing our products for the chemicals and fuels markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our oils and bioproducts to certain customers, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of our oils involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to our oils or the ultimate products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

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

We currently incur some costs and expenses in Euros and Brazilian Real and expect in the future to incur additional expenses in these and other foreign currencies, and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the US dollar and other foreign currencies. For example, the Real appreciated 8% and 17% against the US dollar in 2006, and 2007, respectively. By comparison, the Euro appreciated 11% and 10% against the US dollar in 2006 and 2007, respectively. As a result of the global financial crisis in mid-2008, the Real depreciated 31% against the US dollar. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the Real once again appreciated 25% against the US dollar. In 2010, the Real appreciated 5% against the US dollar, and in 2011, the Real depreciated 11% against the US dollar. As a result of the European sovereign debt crisis, the Euro depreciated 7% against the US dollar in 2010 and 3% against the US dollar in 2011. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the US dollar in the future.

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

Our growth is taking place across three distinct target markets: chemicals and fuels, nutrition, and skin and personal care. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these areas and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations continue to grow, the simultaneous management of development, production and commercialization across all three target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

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

Our chemical products may be subject to government regulation in our target markets. In the U.S., the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice process to manufacture and distribute products made from our microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA for a review period of up to 90 days including extensions. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

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

Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance cost, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the U.S., when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and are preparing to file a Microbial Commercial Activity Notice for the strain of optimized microalgae that we use for our chemicals and fuels businesses. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. We will need to submit an application for approval from CTNBio to use microalgae designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

We expect to face competition for our oils in the chemicals and fuels markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products we may not be successful in bringing our products to market or further growing our business.

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

We believe the primary competitive factors in both the chemicals and fuels markets are product price, product performance, sustainability, availability of supply and compatibility of products with existing infrastructure.

The oil companies, large chemical companies and well-established agricultural products companies with whom we expect to compete are much larger than we are, have, in many cases, well-developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. Some of our competitors may use their influence to impede the development and acceptance of our products. Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. In the nascent markets for renewable chemicals and fuels, it is difficult to predict which, if any, market entrants will be successful, and we may lose market share to competitors producing new or existing renewable products.

We expect to face competition for our nutrition and skin and personal care products from other companies in these fields, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or their products, we may not be successful in selling our products or further growing our business.

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as SALOV North America Corporation (through its Filippo Berio products), Archer Daniels Midland Company and Cargill, Incorporated, are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and Danisco A/S (which was recently acquired by E. I. du Pont de Nemours and Company). We plan to develop nutrition products both within and independent of our joint venture with Roquette, but our success will depend on our ability to effectively compete with established companies and successfully commercialize our products.

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

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity securities and government grants as well as funding from strategic partners. In May 2011, we entered into a loan and security agreement with Silicon Valley Bank that provided for a $20.0 million credit facility consisting of (i) a $15.0 million term loan and (ii) a $5.0 million revolving facility. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing that we currently expect to be provided by these owners. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

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

We have been awarded an approximately $21.8 million “Integrated Bio-Refinery” grant from the US Department of Energy (DOE). The terms of this grant make the funds available to us to develop US-based production capabilities for renewable fuels derived from microalgae to be sited at the Peoria Facility. Government grant agreements generally have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. If the DOE later terminates or adversely modifies its grant agreement with us, our US-based research and development activities could be impaired, which could affect our ability to meet planned production levels and harm our business.

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

If we elect to raise additional funds through equity offerings, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the loan and security agreement we entered into with Silicon Valley Bank in May 2011 contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

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

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies, particularly small technology companies can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.

As of March 12, 2012 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 42.2% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

A significant portion of our total outstanding shares of common stock recently became available for sale on the public market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of the shares sold in our initial public offering are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Substantially all the remaining shares of our outstanding common stock became eligible for sale in the public market following the expiration in November 2011 of the lock-up agreements relating to our initial public offering, subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144. Additionally, we have registered all shares of our common stock that we may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. For example, as a public company, we are in the process of adopting additional internal controls, have adopted disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts do not continue coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease an aggregate of approximately 74,000 square feet of office and laboratory facilities, including a pilot plant, in South San Francisco, California. The South San Francisco location is comprised of two buildings and is covered by a single amended sublease agreement that expires in February 2015. In July 2011, we entered into an amendment to our sublease agreement that provides for the expansion of the lease premises by 22,000 square feet of office space from our sublandlord beginning in Jan 2012.

In May 2011, we purchased the Peoria Facility in Peoria, IL. Solazyme Brasil Óleos Renováveis e Bioprodutos Ltda. leases approximately 14,100 square feet of space in Campinas, Brazil that is used as general office and lab space pursuant to a lease that expires in April 2016.

We believe that our current facilities are suitable and adequate to meet our current needs. As our needs change and as our business grows, we intend to build additional manufacturing capacity on our own and with partners. We believe that additional space and facilities will be available.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Global Select Market, or NASDAQ, under the symbol “SZYM.” The following table sets forth the high and low sales prices per share of the common stock as reported on NASDAQ. Such quotations represent inter dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2011	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter(1)		24.18		19.60
Third Quarter		27.47		9.22
Fourth Quarter		13.47		7.68

(1)	Our common stock commenced trading on NASDAQ on May 27, 2011. Prior to that date, there was no established public trading market for our common stock.

As of March 12, 2012, there were 151 stockholders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any dividends on our common stock or any other securities. We currently intend to retain our future earnings, if any, for use in the expansion and operation of our business and therefore do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Use of Proceeds from Public Offering of Common Stock

On June 2, 2011, we closed our initial public offering. We sold 12,621,250 shares of common stock at a price to the public of $18.00 per share, which included 600,000 shares offered by selling stockholders and 1,646,250 shares that the underwriters had the option to purchase to cover over-allotments. This offer and sale of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-172790), which was declared effective by the SEC on May 26, 2011. The principal underwriters of the initial public offering were Morgan Stanley and Co. Incorporated, Goldman, Sachs & Co., Jefferies, Pacific Crest Securities and Lazard Capital Markets. We raised approximately $201.2 million in net proceeds after deducting underwriting discounts and commissions of $15.1 million and other offering costs of $4.3 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Stock Performance Graph

The following graph compares our total common stock return with the total return for (i) the S&P SmallCap 600 Index and (ii) the NASDAQ Clean Edge Green Energy Index for the period from May 27, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2011. The figures represented below assume an investment of $100 in our common stock at the closing price of $20.71 on May 27, 2011 and in the S&P SmallCap Index and the NASDAQ Clean Edge Green Energy Index on May 27, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

In the tables below, we provide you with our selected historical financial data. We derived the selected statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 from our audited financial statements and related notes included in Item 8 of this Form 10-K. We derived the selected statement of operations data for the year ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2009, 2008 and 2007 from our audited financial statements and related notes not included in this Form 10-K. You should read this data together with our financial statements and related notes in Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$38,966	$37,970	$9,161	$923	$185

Cost of product revenue	2,420	—	—	—	—
Research and development	45,613	34,227	12,580	7,506	2,555
Sales, general and administrative	41,426	17,422	9,890	7,029	2,759

Total operating expenses(1)	89,459	51,649	22,470	14,535	5,314

Loss from operations	(50,493)	(13,679)	(13,309)	(13,612)	(5,129)
Total other income (expense), net	(3,408)	(2,601)	(361)	(1,181)	96

Net loss	(53,901)	(16,280)	(13,670)	(14,793)	(5,033)
Accretion of redeemable convertible preferred stock	(60)	(140)	(145)	(60)	—

Net loss attributable to Solazyme, Inc. common stockholders	$(53,961)	$(16,420)	$(13,815)	$(14,853)	$(5,033)

Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders(2)	$(1.35)	$(1.42)	$(1.38)	$(1.66)	$(0.62)

Shares used in computation of basic and diluted net loss per share(2)	39,934,013	11,540,494	10,030,495	8,938,145	8,132,943

(1)	Includes stock-based compensation expense of $10.9 million, $2.0 million, $0.5 million, $0.3 million and $25,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	See notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,780	$32,497	$19,845	$29,046	$9,221
Marketable securities	214,944	49,533	15,043	19,943	—
Working capital	229,681	73,152	29,693	42,979	7,085
Total assets	285,224	93,984	41,891	50,840	10,050
Indebtedness	20,252	229	—	3,881	4,702
Redeemable convertible preferred stock	—	128,313	68,459	65,322	—
Accumulated deficit	(106,796)	(52,835)	(36,415)	(22,599)	(7,747)
Total stockholders’ equity (deficit)	240,558	(50,067)	(36,164)	(22,865)	4,300

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We make oil. Our proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

We create oils that mirror or enhance the chemical composition of conventional oils used today. Until now, the physical and chemical characteristics of conventional oils have been dictated by oils found in nature or blends derived from them. We have created a new paradigm that enables us to design and produce novel tailored oils that cannot be achieved through blending of existing oils alone. These tailored oils offer enhanced value as compared to conventional oils. For example, our tailored, renewable oils can enable our customers to enhance product performance, reduce processing costs and/or enhance their products’ sustainability profile. Our oils are drop-in replacements such that they are compatible with existing production, refining, finishing and distribution infrastructure in all of our target markets.

We have pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. Our technology allows us to optimize oil profiles with different carbon lengths, saturation levels and functional groups to modify important characteristics. We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding our proprietary oil-producing microalgae plant sugars in dark fermentation tanks, we are in effect utilizing “indirect photosynthesis,” in contrast to the traditional open-pond approaches. Our platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which we believe will represent an important alternative feedstock in the longer term. Furthermore, our platform allows us to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

We expect our products to generate attractive margins in our target markets. We anticipate that the average selling prices of our products will capture the enhanced value of our tailored oils. Based on the technology milestones we have demonstrated, we believe the conversion cost profile we have achieved to date, when implemented at scale, will enable us to profitably engage in our target markets. For example, our lead microalgae strains producing oil for the chemicals and fuels markets have achieved key performance metrics that we believe would allow us to generate attractive margins on the manufacture of oils today assuming the use of a larger scale, built-for-purpose commercial plant (inclusive of the anticipated cost of financing and facility depreciation).

Since 2007, we have been operating in commercially-sized standard industrial fermentation equipment (75,000-liter scale) with multiple contract manufacturing partners. As of December 31, 2011, we produced over 800,000 liters (728 metric tons) of oil and delivered over 500,000 liters (455 metric tons) of military specification marine diesel and jet fuel.

To date, we have generated revenues primarily from research and development programs, license fees and product sales. Our revenues in 2010 and 2011 were primarily generated from key agreements with government agencies and commercial partners. In 2010, we launched our first products, the Golden Chlorella® line of dietary supplements, as a market development initiative, with current sales of products incorporating Golden Chlorella® at retailers including Whole Foods Markets, Inc. (Whole Foods) and General Nutrition Centers, Inc. (GNC). In the first quarter of 2011, we commenced commercial sale of our skin and personal care products, which were launched internationally with Sephora S.A. (Sephora EMEA) and domestically with Sephora USA, Inc. (Sephora Americas).

As we scale up our manufacturing capacity, we expect a large portion of our sales to be from products sold into the chemicals and fuels markets. Our revenues have increased in each of the last three fiscal years, growing from $9.2 million in 2009, to $38.0 million in 2010 to $39.0 million in 2011. We incurred net losses attributable to our common stockholders of $13.8 million, $16.4 million and $54.0 million in 2009, 2010 and 2011, respectively.

We anticipate that we will continue to incur net losses as we continue our scale-up activities at our development and commercial production facility located in Peoria, Illinois (“the Peoria Facility”), expand our research and development activities and support commercialization activities for our products.

Through a combination of partnerships and internal development, we plan to scale rapidly. In 2012, we expect to utilize contract manufacturing to supplement our Solazyme-owned manufacturing capacity, including the 2,000,000 liters per year capacity Peoria Facility that we acquired in May 2011, and the manufacturing capacity of Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV), our joint venture entity. We plan to launch a commercial chemicals and fuels facility in 2013 and additional commercial capacity in 2014 and 2015. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. In May 2011, we granted a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share to one of our strategic partners, Bunge Limited, one of the largest sugarcane processing companies in Brazil. The warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual oil production capacity coming online in 2013. The first 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate. The shares issuable upon exercise are subject to downward adjustment for failure to achieve the performance milestones on a timely basis. In August 2011, we entered into a joint venture framework agreement with Bunge related to the formation of a joint venture entity which would focus on the production of triglyceride oils in Brazil. In addition, we have signed a development agreement with Ecopetrol S.A. (Ecopetrol), the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock. We also entered into a Joint Development Agreement with Bunge in May of 2011 that advances our work on Brazilian sugarcane feedstocks and extends through May 2013.

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

On June 2, 2011, we completed our initial public offering issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions but before expenses, of $201.2 million. Additionally, we incurred offering costs of $4.3 million related to the initial public offering. Upon the closing of the initial public offering, our outstanding shares of convertible preferred stock were automatically converted on a one for one basis into 34,534,125 shares of common stock and our Series B convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

Significant Partner Agreements

We currently have license agreements, joint development agreements, supply agreements and distribution arrangements with various strategic partners. We expect to enter into additional partnerships in each of our three target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity and/or secure access to feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and/or long-term purchase agreements (offtakes). Our current principal partnerships and strategic arrangements include:

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge Global Innovation, LLC (Bunge) that extends through May 2013. Pursuant to the JDA, we and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The JDA also provides that Bunge will provide research funding to us through May 2013, payable quarterly in advance throughout the research term. The parties are currently contemplating entering into a commercialization arrangement that would include the formation of a joint venture in Brazil to initially produce up to 100,000 metric tons per year of triglyceride oils using sugarcane feedstock.

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

Refer to Note 10 in the accompanying notes to our consolidated financial statements for a discussion of the accounting for the Bunge JDA and the Warrant.

In August 2011, we entered into a joint venture framework agreement with Bunge related to the formation of a joint venture entity that would focus on the production of triglyceride oils in Brazil. It is anticipated that the joint venture will build a 100,000 metric ton renewable oil production facility at a Bunge owned sugar cane mill in Brazil. We have contracted with CH2M Hill Engineers, Inc. to begin engineering work on a production facility, which is funded by both parties. Upon successful completion of site-specific engineering designs and execution of final joint venture agreements, construction on the facility is expected to commence, with a targeted start-up during 2013. The plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils for chemical applications. The equity contributions for the project will be financed jointly by both parties, and the agreement includes a value sharing mechanism that provides additional compensation to us for our technology contributions.

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

US Navy. In September 2010, we entered into a firm fixed price research and development contract with the Department of Defense (“DoD”), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 567,812 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. This contract is the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. We completed the first phase of our 567,812 liter contract in July 2011, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy for their testing and certification program. In August 2011, the DoD exercised its option to pursue the second phase of the current DoD contract, which calls for the delivery of the remainder of the 283,906 liters of HRF-76 marine diesel for the US Navy’s testing and certification program.

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered a subcontractor agreement with Dynamic effective January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel will be used as part of the US Navy’s efforts to develop a Green Strike Group composed of vessels and ships powered by biofuels.

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

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette Nutritionals joint venture (“the Solazyme Roquette JV”) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. Solazyme Roquette Nutritionals is 50% owned by us and 50% by Roquette. While the Solazyme Roquette JV will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement. Roquette has also agreed to provide (1) a full capital commitment for two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year, (2) subject to the approval of the board of directors of the Solazyme Roquette JV, debt and equity financing for a larger Solazyme Roquette JV-owned facility that is expected to have capacity of approximately 50,000 metric tons per year, and (3) working capital financing during various scale-up phases. In October 2011, the Solazyme Roquette JV determined that its first committed manufacturing facility would be located at Roquette’s commercial production plant in Lestrem, France, and production began on its microalgae-derived food ingredients in the first quarter of 2012. In addition we anticipate the Phase 2, 5,000 metric ton facility to be expanded from the Phase 1 facility in Lestrem in 2012. In November 2011, we and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee payment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses.

Sephora. In December 2010, we entered into an exclusive distribution contract with Sephora EMEA to distribute our Algenist™ product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist™ product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist™ product line at Sephora inside jcpenney stores in the U.S.

Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement together) which expands our current research and development efforts. Upon successful completion of the development agreement and related activities, we have agreed with Unilever to the terms of a multi-year supply agreement in which Unilever would purchase commercial quantities of our renewable oils.

Financial Operations Overview

Revenues

To date, we have focused on building our corporate infrastructure, developing overall technology and designing a manufacturing process to scale up our biotechnology platform to position us in our target markets. Prior to our agreement with Roquette which generated license fees, our revenues were primarily from collaborative research and government grants. We expect to sell our products in the future into three target markets: chemicals and fuels; nutrition; and skin and personal care. The products that we sell and intend to sell into our target markets have significantly different selling prices, volumes and expected contribution margins. We expect our product revenues in the near term to be comprised almost entirely from the sale of products into the skin and personal care market. We expect that this market will provide us with the highest gross margin of our three target markets. Solazyme Roquette Nutritionals intends to continue to sell the Golden Chlorella® line of dietary supplements and we expect to broaden our range of commercial products sold into the nutrition market, which we believe also has attractive margins. In the longer term, we expect that a significant portion of our revenues will come from the chemicals and fuels markets, which have lower, but still attractive margins and higher volumes.

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

Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 69%, 60% and 100% of our total revenues for 2011, 2010 and 2009, respectively. Revenues from government grants and agreements represented 46%, 43% and 44% of total R&D program revenues in 2011, 2010 and 2009, respectively. Revenues from commercial and strategic partner development agreements represented 54%, 57% and 56% of total R&D program revenues in 2011, 2010 and 2009, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets. Through 2010, we did not separately recognize product revenues, because the only product we had sold commercially prior to 2011 was the Golden Chlorella® line of dietary supplements, which represented a market development initiative and was accounted for as R&D program revenues.

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the Solazyme Roquette JV. Net earnings (loss) of the Solazyme Roquette JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” During 2011 and 2010, we did not recognize a proportionate share of the Solazyme Roquette JV’s net loss, as our carrying basis in the Solazyme Roquette JV is $0 and we are not required to contribute further assets to the Solazyme Roquette JV.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist™, which we distributed to the skin and personal care end market through arrangements with Sephora EMEA, Sephora Americas, QVC, The Shopping Channel, Space NK and Sephora inside jcpenney locations. We launched our Algenist™ product line in certain countries in Europe and the United States in the first quarter of 2011, through The Shopping Channel in Canada in the second quarter of 2011, and through Space NK in the United Kingdom and Sephora inside jcpenney locations in the third quarter of 2011. We may also launch the Algenist™ product line in additional geographies and/or through additional distribution channels. Product revenues represented 18% of our total revenues in 2011.

•	License Fees

Recognition of license fees is dependent on the specific terms of the license agreement. To date, license fee revenue consists of up-front, one-time, non-refundable fees for licensing our technology for commercialization in Solazyme Roquette Nutritionals and these fees have been recognized when cash is received. License fees represented 13%, 40% and 0% of our total revenues in 2011, 2010 and 2009, respectively.

Operating Expenses

Operating expenses consist of cost of product revenue, research and development expenses and sales, general and administrative expenses. Personnel-related expenses including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants and facility costs comprise the significant components of these expenses. We expect to continue to hire additional employees, primarily in research and development, manufacturing and commercialization as we scale our manufacturing capacity and commercialize our technology in target markets.

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

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (“partners”). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. In the near term, we expect to hire additional employees, as well as incur contract-related expenses until we fully transition capacity to our Peoria Facility and the manufacturing facilities of the Solazyme Roquette JV. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011. In 2012 we began commercial fermentation of our Alguronic Acid production at the Peoria Facility, and we are in the process of transferring all fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. In addition, we expect to continue to build out our Peoria Facility and expect to bring online the integrated biorefinery in the first half of 2012 under our DOE program. Accordingly, we expect that our research and development expenses will continue to increase in the near term until production at the Peoria Facility is fully employed on a commercial basis. We intend to use our Peoria Facility for both joint development activities as well as commercial production for certain high-value products. Any operating costs associated with commercial production will be charged to cost of product revenue or capitalized to inventory, if appropriate, when we begin commercialization of our tailored oils.

•	Sales, General and Administrative

Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales and marketing functions, professional and legal services, administrative and facility overhead expenses. These expenses also include costs related to our business development and sales functions, including marketing programs. Professional services consist primarily of consulting, external legal, accounting and temporary help. We expect sales, general and administrative expenses to increase as we incur additional costs related to commercializing our businesses, including our growth and expansion in Brazil, and operating as a publicly-traded company, including increased legal fees, accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Other Income (Expense), Net

Interest and Other Income

Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.

Interest Expense

Interest expense consists primarily of interest related to our debt. As of December 31, 2011 and 2010, our outstanding debt was approximately $20.3 million and $0.2 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists primarily of the change in the fair value of our redeemable convertible preferred stock warrants. Our outstanding redeemable convertible preferred warrants were classified as a liability and the change in the fair value of these warrants varied based on multiple factors, but generally increased as the fair value of the underlying stock increased. We recorded adjustments to the fair value of these warrants until the warrants were converted into common stock or common stock warrants upon the close of our initial public offering. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value. For all periods prior to June 30, 2011, the warrants were remeasured at each balance sheet date and the change in the then-current aggregate fair value of the warrants was recorded as a loss in the change of fair value in the consolidated statements of operations.

Income (Loss) from Equity Method Investments, Net

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the Solazyme Roquette JV, while earnings (loss) of the Solazyme Roquette JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” We will not record any Solazyme Roquette JV income (loss) until the Solazyme Roquette JV generates positive net income.

Income Taxes

Since inception, we have incurred net losses and have not recorded any US federal, state or non-US income tax provisions. Accordingly, we have recorded a full valuation allowance against deferred tax assets as it is more likely than not that they will not be realized.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates, assumptions and judgments on an ongoing basis.

We believe the following critical accounting policies involve significant areas of management’s judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We currently recognize revenues from R&D programs that consist of government programs and collaborative research and development agreements with commercial and strategic partners and from commercial sales of our skin care products. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

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

License Fees

Recognition of license fees is dependent on the specific terms of the license agreement. To date, up-front one-time non-refundable fees for licensing our technology for commercialization in a joint venture have been recognized when cash is received.

Product Revenue

Product revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfers to the customer; the price is fixed or determinable; and collectability is reasonably assured. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have an approximate three year shelf life from their manufacture date. We give credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments to us for the amount of the return. We reserve for estimated returns of products at the time revenues are recognized. To estimate our return reserve, we analyze our own actual product return data, as well as data from our customers regarding their historical return rates of well-established similar products to other manufacturers, and also use other known factors, such as our customers’ return policies to their end consumers, which is typically 30 to 90 days. We monitor our actual performance by comparing our actual return rates against estimated rates, and adjust our estimated return rates as necessary. In addition, we estimate a reserve for products that do not meet internal quality standards. Actual returns of Algenist™ products may differ from these estimates that we used to calculate such reserves.

We continually evaluate collectability of our accounts receivable related to product sales, and to date our customers have remitted full payments in a timely manner. Accordingly, we expect full collection of our accounts receivable balance related to product sales and therefore have not established any reserves for uncollectible accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of Algenist™ products, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first identified.

Convertible Preferred Stock Warrants

Prior to our initial public offering, the freestanding warrants to purchase shares of our convertible preferred stock were classified as liabilities on our consolidated balance sheets at fair value because the warrants could conditionally obligate us to redeem the underlying convertible preferred stock at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of Other Income (Expense), in the consolidated statement of operations. We estimated the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of our equity stock and related warrants. Prior to our initial public offering, the assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants were highly judgmental. We used our initial public offering price for the final measurement of these freestanding warrants.

In 2011 and 2010, we recorded charges of $3.6 million and $2.6 million, respectively, in Other Income (Expense), to reflect the change in the fair value of the warrants. Upon our initial public offering on May 27, 2011, the then-aggregate fair value of the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and we will no longer record any related period fair value adjustments.

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

We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of our common stock on the date of grant. Due to our limited history of grant activity, we calculate our expected term utilizing the “simplified method” permitted by the SEC, which is the average of the total contractual term of the option and its vesting period. We calculate our expected volatility rate from the historical volatilities of selected comparable public companies within our industry, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as we have not paid, nor do we anticipate paying, cash dividends on shares of our common stock. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

Our stock-based compensation expense is expected to increase in the future as we recognize expense related to unvested stock-based awards and we issue additional stock-based awards to attract and retain employees and nonemployee consultants.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We use the asset and liability method of accounting for income taxes, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We record a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011 and 2010, we had a full valuation allowance against all of our net deferred tax assets.

Effective January 1, 2007, we adopted ASC 740-10 to account for uncertain tax positions. As of December 31, 2011 and 2010, we had no significant uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

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

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Revenues:
R&D programs	$26,793	$22,970	$3,823
Net product revenue	7,173	—	7,173
License fees	5,000	15,000	(10,000)

Total revenues	$38,966	$37,970	$996

Our total revenues increased by $1.0 million in 2011 compared to 2010, due primarily to a $3.8 million increase in R&D program revenue and $7.2 million of product revenue from our Algenist™ product sales, which launched in March 2011, offset in part by a $10.0 million decrease in license fees related to an up-front non-refundable fee for licensing our technology to Solazyme Roquette Nutritionals. The decrease in license fee revenue was expected per the terms of the Solazyme Roquette Nutritionals joint venture agreement.

R&D program revenues increased by $3.8 million primarily due to a $7.8 million increase in revenues from our development agreements with our strategic partners, partially offset by a decrease of $4.0 million in government program revenues. Our collaborative research revenues were primarily related to funding from agreements including Chevron, Bunge and Unilever to develop microalgae-based oils. Our government program revenues decreased in 2011 compared to 2010, primarily due to the timing of our Naval marine diesel fuel manufacturing activities associated with our DoD contracts, partially offset by increase in revenues associated with our DOE grant awarded in the second quarter of 2010. We completed our first two DoD contracts for the production of marine diesel fuel in July 2010 as well as commenced manufacturing activities for the first phase of our current DoD HRF-76 contract in September 2010, which was completed in July 2011 when we delivered 283,906 liters of HRF-76 fuel to the US Navy for their testing and certification program. In August 2011, we commenced manufacturing activities for the second phase of our current DoD contract, which calls for the delivery of the remaining 283,906 liters of HRF-76 marine diesel to the US Navy in May 2012. The grant awarded by the DOE is funding 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. Revenue from our DOE grant will be dependent on the timing of activities associated with the construction and operations of the integrated biorefinery. We expect the construction of the integrated biorefinery in our Peoria Facility to be completed in the first half of 2012 and anticipate that the remaining objectives under the program will be completed by the end of the first quarter of 2014. We expect that our R&D program revenues will increase as we continue our work with our strategic partners in our existing R&D agreements and government programs as well as enter into new agreements.

Operating Expenses

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Operating expenses:
Cost of product revenue	$2,420	$—	$2,420
Research and development	45,613	34,227	11,386
Sales, general and administrative	41,426	17,422	24,004

Total operating expenses	$89,459	$51,649	$37,810

Cost of Product revenue

Our cost of product revenue in 2011 is generated from our Algenist™ products, which launched in March 2011.

Research and Development Expenses

Our research and development expenses increased by $11.4 million in 2011 compared to 2010, due primarily to an increase in personnel-related expenses of $5.6 million associated with headcount growth to support our growth in collaborative research activities, which includes non-cash stock-based compensation expense, program and third party contractor costs of approximately $4.1 million primarily associated with the DOE grant, and facilities costs of $1.4 million. Program and third party contractor expenses were higher in 2011 compared to 2010 due primarily to equipment, design and engineering costs associated with construction of the integrated biorefinery program pursuant to the DOE grant. Research and development expenses include non-cash stock-based compensation expense of $2.3 million in 2011 compared to $0.5 million in 2010. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and build out the Peoria Facility to prepare for the expected integrated production of microbial oil by the middle of 2012.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $24.0 million in 2011 compared to 2010, primarily due to increased personnel-related costs of $15.5 million associated with headcount growth, which includes non-cash stock-based compensation expense, increased marketing and promotional costs of $5.0 million primarily related to the Algenist™ product launches and increased legal, consultant and audit expenses of $3.0 million. Sales, general and administrative expenses include non-cash stock-based compensation of $8.6 million in 2011 compared to $1.4 million in 2010. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil as well as incur additional expense as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$871	$265	$606
Interest expense	(642)	(228)	414
Loss from change in fair value of warrant liability	(3,637)	(2,638)	999

Total other income (expense), net	$(3,408)	$(2,601)	$807

Interest and Other Income

Interest and other income increased by $0.6 million in the 2011, primarily due to interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

Interest Expense

Interest expense increased by $0.4 million in 2011, primarily due to interest expense recognized under our $15.0 million term loan outstanding with Silicon Valley Bank since May 2011. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability increased by $1.0 million in 2011 compared to 2010, due to the fair value increase of warrants issued in connection with our redeemable convertible preferred stock. We recorded a non-cash loss from the change in fair value of the warrants as we remeasured the warrants through the closing date of our initial public offering. Upon close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock had been converted into shares of our common stock or common stock warrants, and are no longer remeasured to fair value.

Comparison of Years Ended December 31, 2010 and 2009

Revenues

The following table shows our revenues for the periods presented, showing period-over-period changes.

	Year Ended December 31,
	2010	2009	$ Change
	(In thousands)
Revenues:
Research and development programs	$22,970	$9,161	$13,809
License fees	15,000	—	15,000

Total revenues	$37,970	$9,161	$28,809

Our total revenues increased by $28.8 million in 2010 due to a license payment related to an up-front non-refundable fee for licensing our technology to Solazyme Roquette Nutritionals, a $12.2 million increase in government program revenues and a $1.6 million increase in collaborative research and market development revenues.

Our government program revenues increased due to our research and development contracts with the DoD to supply over 80,000 liters of diesel and jet fuels to the US Navy for application testing in 2010 and a grant awarded by the DOE to fund 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program.

The increase of $1.6 million in our collaborative research agreements was due primarily to new contracts with Ecopetrol and Unilever, as well as execution of the Phase 2 agreement with Chevron.

Operating Expenses

The following table shows our costs and operating expenses for the periods presented, showing period-over-period changes.

	Year Ended December 31,
	2010	2009	$ Change
	(In thousands)
Operating expenses:
Research and development	$34,227	$12,580	$21,647
Sales, general and administrative	17,422	9,890	7,532

Total operating expenses	$51,649	$22,470	$29,179

Research and Development Expenses

Our research and development expenses increased by $21.6 million in 2010, primarily due to increased manufacturing, consulting and program costs associated with the DoD contract and the DOE cooperative agreement of approximately $13.3 million, personnel-related expenses associated with headcount growth of $4.7 million, facilities costs of $2.6 million, depreciation and other overhead costs of $1.0 million. Manufacturing expenses were higher in 2010, as we began working with the DoD in August 2009 to supply diesel and jet fuels to the US Navy for application testing in 2010. We initiated work on the DOE contract in the first quarter of 2010, which consisted of work on site selection, design and engineering of the integrated biorefinery. Research and development expenses included non-cash stock-based compensation expense of $0.5 million in 2010 compared to $0.2 million in 2009.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $7.5 million in 2010, primarily due to increased personnel-related costs of $4.6 million associated with headcount growth, increased legal and consulting expenses of $1.4 million and increased facility and overhead costs of $1.5 million. Sales, general and administrative expenses included non-cash stock-based compensation of $1.4 million in 2010 compared to $0.3 million in 2009.

Other Income (Expense), Net

The following table shows our other income (expense), net for the periods presented, showing period-over-period changes.

	Year Ended December 31,
	2010	2009	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$265	$195	$70
Interest expense	(228)	(549)	321
Loss from change in fair value of warrant liability	(2,638)	(7)	(2,631)

Total other income (expense), net	$(2,601)	$(361)	$(2,240)

Interest and Other Income

Interest and other income increased by $0.1 million in 2010, primarily due to interest income earned as a result of higher average investment balances.

Interest Expense

Interest expense decreased by $0.3 million in 2010 primarily due to the pay down of a portion of our debt in 2010.

Loss from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability increased by $2.6 million in 2010 primarily due to higher non-cash expense related to the fair value increase of the warrants issued in connection with our redeemable convertible preferred stock.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$28,780	$32,497
Marketable securities	214,944	49,533

Cash, cash equivalents and marketable securities increased by $161.7 million in 2011, primarily due to net proceeds of $197.4 million from the sale of 12,021,250 shares in our initial public offering, which closed in June

2011, $15.0 million of loan proceeds received from Silicon Valley Bank, $1.6 million received from repayment of promissory notes from stockholders, partially offset by cash used in operating activities of $34.9 million and purchases of the Peoria Facility and property and equipment of $15.5 million.

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash used in operating activities	$(34,905)	$(8,309)	$(13,293)
Net cash (used in) provided by investing activities	$(182,831)	$(37,687)	$3,147
Net cash provided by financing activities	$214,344	$58,648	$945

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of December 31, 2011, we had an accumulated deficit of $106.8 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, expand our research and development activities and support commercialization activities for our products. In addition, we may acquire additional manufacturing facilities and/or expand or build-out our current pilot manufacturing facility. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of becoming a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and development funding and government program activities, licensing activities fees and other revenue arrangements to achieve profitability.

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated US-based production capabilities for renewable fuels derived from microalgae at the Peoria Facility. Under the terms of the grant, we are responsible for funding an additional $6.3 million.

We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and expect to bring online our integrated biorefinery by the middle of 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. The promissory note will be interest free and will be paid in two lump sum payments, one on March 1, 2012 and the second on March 1, 2013. The note is secured by the real and personal property acquired from the seller. The purchase agreement does not contain financial ratio covenants, nor any affirmative or negative financial covenants, other than a prohibition on creating any liens against the collateral as defined in the agreement.

We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan)

that was accessible in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility and in December 2011 we began to repay principal payments on this loan.

We believe that our current cash, cash equivalents and marketable securities and revenue from product sales will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” elsewhere in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our manufacturing and research and development programs.

Cash Flows from Operating Activities

Cash used in operating activities of $34.9 million in 2011 reflect a loss of $53.9 million, partially offset by aggregate non-cash charges of $18.3 million and a net change of $0.7 million in our net operating assets and liabilities. Non-cash charges primarily included $10.9 million of stock-based compensation, $3.6 million related to the change in fair value of our warrant liability, $1.9 million of net accretion of premiums on marketable securities and $1.7 million of depreciation and amortization. The net change in our operating assets and liabilities was primarily a result of increases in our accounts payable and accrued liabilities of $8.2 million and an increase in deferred revenue of $1.7 million, offset by the increase in inventories of $3.1 million, an increase in accounts receivable of $3.4 million, an increase in prepaid expenses and other current assets of $2.3 million and an increase of $0.4 million in unbilled revenue. Accounts payable and accrued liabilities increased primarily due to vendor liabilities associated with the DOE program, payroll related liabilities associated with increased headcount, vendor liabilities associated with third-party manufacturing contracts, and vendor liabilities for engineering work related to the Bunge JV. Deferred revenue increased due primarily to timing of payments received on research and development programs. Inventory increased primarily due to the manufacture of

Algenist™ products. Accounts receivable and unbilled revenues increased due to revenue earned on our research and development programs and Algenist™ product sales in the fourth quarter of 2011. Prepaid expenses and other current assets increased primarily due to a receivable from our Solazyme Roquette JV and increased interest receivables.

Cash used in operating activities of $8.3 million in 2010 reflected a net loss of $16.3 million, partially offset by aggregate non-cash charges of $6.0 million and a net change of $2.0 million in our net operating assets and liabilities. Non-cash charges primarily included $2.6 million of a non-cash related expense related to the change in fair value of our warrant liability, $2.0 million of stock-based compensation, $0.8 million of depreciation and amortization and $0.6 million of net accretion of premiums on marketable securities. The net change in our operating assets and liabilities was primarily a result of the $4.2 million increase in accounts payable and accrued expenses, net against the $1.1 million decrease in deferred revenues, a $1.0 million increase in prepaid expenses and other current assets and a $0.6 million increase in accounts receivable and unbilled revenues. The increase in accounts payable and accrued liabilities was due to the increase in research and development program activities in the fourth quarter of 2010 and increased headcount in 2010. Deferred revenues decreased in 2010 due to revenues earned on research and development programs in 2010. The increase in prepaid expenses was due to deposits for inventory related to our launch of Algenist™ in March 2011, increase in prepaid rent related to our new lease in South San Francisco and other prepayments incurred in the ordinary course of our business. The increase in accounts receivable and unbilled revenues was due to revenue earned on our research and development programs in the fourth quarter of 2010.

Cash used in operating activities of $13.3 million in 2009 reflected a net loss of $13.7 million, partially offset by aggregate non-cash charges of $1.0 million, and net change of $0.6 million in our net operating assets and liabilities. Non-cash charges primarily included $0.5 million of depreciation and amortization, and $0.4 million of stock-based compensation. The net change in our operating assets and liabilities was primarily a result of the increase in accounts receivable of $3.4 million and increase in prepaid expenses of $0.5 million, offset by the increase in accounts payable of $1.8 million, increase in accrued liabilities of $1.0 million and increased deferred revenues of $0.4 million. Overall research and development program revenues increased in 2009, resulting in an increase in accounts receivable. The increase in accounts payable was due to increased research and development program activities during the fourth quarter of 2009. The increase in accrued liabilities was due primarily to increased headcount in 2009 and increased research and development program activities in the fourth quarter of 2009.

Cash Flows from Investing Activities

In 2011, cash used in investing activities was $182.8 million, primarily as a result of $167.6 million of net marketable securities purchases, $15.2 million of net capital expenditures related primarily to the purchase of the Peoria Facility and property and equipment.

In 2010, cash used in investing activities was $37.7 million as a result of $35.0 million in net marketable securities purchases, $2.5 million of capital expenditures and a $0.2 million decrease in restricted cash.

In 2009, cash provided by investing activities was $3.1 million as a result of $4.9 million of net marketable securities maturities, partially offset by $1.7 million of capital expenditures and a $0.1 million decrease in restricted cash.

Cash Flows from Financing Activities

In 2011, cash provided by financing activities was $214.3 million, primarily due to the net proceeds of $197.4 million received from our initial public offering, after deducting underwriting discounts and commissions and other offering costs paid in 2011, a $15.0 million term loan received from Silicon Valley Bank, $1.6 million received on promissory notes to stockholders and $0.9 million of proceeds from the exercise of stock options, partially offset by $0.3 million of debt repayments.

In 2010, cash provided by financing activities was $58.6 million, primarily as a result of the net receipt of $59.7 million from our sale of Series D preferred stock and $0.6 million of proceeds received from the issuance of common stock from stock option exercises, partially offset by $1.9 million of debt repayments.

In 2009, cash provided by financing activities was $0.9 million, primarily as a result of the net receipt of $3.0 million from our sale of Series C preferred stock, the receipt of $0.1 million from our sale of common stock, offset by debt repayments of $2.2 million.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2011:

	Total	2012	2013	2014	2015	2016 and beyond
	(In thousands)
Principal payments on long term debt	$20,395	$5,413	$7,350	$3,921	$3,711	$—
Interest payments on long-term debt, fixed rate	1,569	682	493	299	95	—
Operating leases	8,004	2,498	2,601	2,681	224	—
Purchase obligations	2,308	2,308	—	—	—	—

Total	$32,276	$10,901	$10,444	$6,901	$4,030	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur up to $3.7 million from January 2012 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed and (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses. We have the right to be reimbursed for up to $33.6 million of a total of up to $49.2 million of aggregate expenses for research activities that we undertake in connection with our government programs. The total amount of actual program expenses and timing were not estimable as of December 31, 2011.

We currently lease approximately 74,000 square feet of office and laboratory space in South San Francisco, California. In July 2011, we entered into an amendment to our sublease agreement that provides for the expansion of the lease premises by 22,000 square feet of office space from its sublandlord beginning in the first quarter of 2012. The payment terms were modified to increase rent payments and our share of operating expenses, commensurate to the increase in leased square footage. The effect of the July 2011 amendment is included in the Contractual Obligations and Commitments table above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 31, 2011. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2011, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of December 31, 2011. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of December 31, 2011 consists of fixed-rate debt, and therefore are not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular through our Solazyme Roquette JV with Roquette, into Europe. We also launched the Algenist™ product line in Europe in March 2011 and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the US dollar. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

Solazyme, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solazyme, Inc.

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Solazyme, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solazyme, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 14, 2012

SOLAZYME, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,780	$32,497
Marketable securities	214,944	49,533
Accounts receivable	4,029	670
Unbilled revenues	3,889	3,467
Inventories	3,129	—
Prepaid expenses and other current assets	4,122	1,816

Total current assets	258,893	87,983
Property, plant and equipment—net	25,985	5,693
Other assets	346	308

Total assets	$285,224	$93,984

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,525	$6,137
Accrued liabilities	9,288	4,320
Current portion of long-term debt	5,289	50
Deferred revenue	3,014	1,363
Preferred stock warrant liability	—	2,961
Other current liabilities	96	—

Total current liabilities	29,212	14,831
Other liabilities	491	728
Long-term debt	14,963	179

Total liabilities	44,666	15,738

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock:
Series A preferred stock, par value $0.001—-0- and 7,810,402 shares authorized as of December 31, 2011 and 2010, respectively; -0- and 7,746,297 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value: $3,021 at December 31, 2010)	—	2,991
Series B preferred stock, par value $0.001—-0- and 8,902,946 shares authorized as of December 31, 2011 and 2010, respectively; -0- and 8,581,037 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value: $8,663 at December 31, 2010)	—	8,645
Series C preferred stock, par value $0.001—-0- and 11,431,131 shares authorized at December 31, 2011 and 2010, respectively; -0- and 11,431,131 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value: $57,585 at December 31, 2010)	—	56,943
Series D preferred stock, par value $0.001—-0- and 6,775,661 shares authorized at December 31, 2011 and 2010, respectively; -0- and 6,775,660 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation value: $60,000 at December 31, 2010)	—	59,734

	—	128,313

Stockholders’ equity (deficit):
Common stock, par value $0.001—150,000,000 and 60,000,000 shares authorized at December 31, 2011 and 2010, respectively; 59,908,138 and 12,067,090 shares issued and outstanding at December 31, 2011 and 2010, respectively	60	12
Additional paid-in capital	348,083	4,393
Notes receivable from stockholders	—	(1,597)
Accumulated other comprehensive loss	(789)	(40)
Accumulated deficit	(106,796)	(52,835)

Total stockholders’ equity (deficit)	240,558	(50,067)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$285,224	$93,984

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Year Ended December 31,
	2011	2010	2009
Revenues:
Research and development programs	$26,793	$22,970	$9,161
Product revenue	7,173	—	—
License fees	5,000	15,000	—

Total revenues	38,966	37,970	9,161

Operating expenses:
Cost of product revenue	2,420	—	—
Research and development	45,613	34,227	12,580
Sales, general and administrative	41,426	17,422	9,890

Total operating expenses	89,459	51,649	22,470

Loss from operations	(50,493)	(13,679)	(13,309)
Other income (expense):
Interest and other income	871	265	195
Interest expense	(642)	(228)	(549)
Loss from change in fair value of warrant liability	(3,637)	(2,638)	(7)

Total other income (expense)	(3,408)	(2,601)	(361)

Net loss	(53,901)	(16,280)	(13,670)
Accretion of redeemable convertible preferred stock	(60)	(140)	(145)

Net loss attributable to Solazyme, Inc. common stockholders	$(53,961)	$(16,420)	$(13,815)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.35)	$(1.42)	$(1.38)

Weighted-average number of common shares used in loss per share computation, basic and diluted	39,934,013	11,540,494	10,030,495

See accompanying notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2008	27,162,941	$65,322	9,480,906	$10	$1,231	$(1,506)	$—	$(22,600)	$(22,865)
Issuance of Series C redeemable convertible preferred stock at $5.04 per share—net of issuance costs of $8	595,524	2,992							—
Issuance of common stock to consultant for services rendered			47,999		41				41
Issuance of common stock upon exercise of stock options			1,022,914	1	116				117
Stock-based compensation expense related to employees					170				170
Stock-based compensation expense related to nonemployees					234				234
Interest earned on shareholder promissory notes						(46)			(46)
Accretion of redeemable convertible preferred stock		145						(145)	(145)
Net loss								(13,670)	(13,670)

December 31, 2009	27,758,465	68,459	10,551,819	11	1,792	(1,552)	—	(36,415)	(36,164)

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2009	27,758,465	68,459	10,551,819	11	1,792	(1,552)	—	(36,415)	(36,164)
Issuance of Series D redeemable convertible preferred stock at $8.86 per share—net of issuance costs of $286	6,775,660	59,714
Issuance of common stock warrant for services rendered					6				6
Issuance of common stock upon exercise of stock options			1,354,021	1	643				644
Restricted stock issued related to employee bonus compensation			22,000		52				52
Restricted stock issued to nonemployees related to services performed			139,250		351				351
Stock-based compensation expense related to employees					690				690
Stock-based compensation expense related to nonemployees					859				859
Interest earned on shareholder promissory notes						(45)			(45)
Accretion of redeemable convertible preferred stock		140						(140)	(140)
Components of comprehensive income (loss)									—
Change in unrealized loss on available-for-sale securities							(40)		(40)
Net loss								(16,280)	(16,280)

Comprehensive loss									(16,320)

December 31, 2010	34,534,125	128,313	12,067,090	12	4,393	(1,597)	(40)	(52,835)	(50,067)

See accompanying notes to the consolidated financial statements

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2010	34,534,125	128,313	12,067,090	12	4,393	(1,597)	(40)	(52,835)	(50,067)
Issuance of common stock to nonemployee for services rendered			2,000		16				16
Issuance of common stock upon exercise of stock options			844,800	1	865				866
Restricted stock issued to nonemployees related to services performed			42,583		547				547
Common stock issued pursuant to vesting of restricted stock units			23,332		318				318
Stock-based compensation related to employees					6,188				6,188
Stock-based compensation related to nonemployees					3,854				3,854
Interest earned on stockholder promissory notes						(4)			(4)
Accretion of redeemable convertible preferred stock		60						(60)	(60)
Payments received on notes receivable from stockholders						1,601			1,601
Shares issued for initial public offering, net of offering costs			12,021,250	12	196,928				196,940
Conversion of redeemable convertible preferred stock at initial public offering	(34,534,125)	(128,373)	34,534,125	35	128,339				128,374
Conversion of preferred stock warrant to redeemable convertible preferred stock at initial public offering	303,855								—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	(303,855)		303,855						—
Exercise of preferred stock warrant and conversion to common stock			64,103		25				25
Conversion of convertible preferred stock warrants to common stock and common stock warrants					6,598				6,598
Exercise of common stock warrants			5,000		12				12
Components of comprehensive loss
Change in unrealized loss on available-for-sale securities							(276)		(276)
Foreign currency translation adjustment							(473)		(473)
Net loss								(53,901)	(53,901)

Comprehensive loss									(54,650)

December 31, 2011	—	$—	59,908,138	$60	$348,083	$—	$(789)	$(106,796)	$240,558

See accompanying notes to the consolidated financial statements

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(53,901)	$(16,280)	$(13,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,707	786	510
Loss on disposal of property and equipment	46	—	17
Accretion (amortization) of premium/discount on marketable securities	1,882	604	25
Amortization of debt discount	109	60	60
Amortization of loan fees	13	—	—
Noncash interest expense (income)—net	(4)	(45)	(45)
Issuance of common stock warrant in connection with professional services rendered	—	6	—
Issuance of common stock in connection with professional services rendered	16	—	—
Stock-based compensation expense	10,907	1,952	445
Revaluation of preferred stock warrant liability	3,637	2,638	7
Changes in operating assets and liabilities:
Accounts receivable	(3,359)	2,876	(3,441)
Unbilled revenue	(422)	(3,467)	—
Inventories	(3,129)	—	—
Prepaid expenses and other current assets	(2,298)	(974)	(502)
Other assets	69	(164)	40
Accounts payable	3,025	2,035	1,838
Accrued liabilities	5,183	2,214	986
Deferred revenue	1,651	(1,075)	437
Other current and long-term liabilities	(37)	525	—

Net cash used in operating activities	(34,905)	(8,309)	(13,293)

Investing activities:
Purchases of property, plant and equipment	(15,502)	(2,505)	(1,655)
Proceeds received from sale of equipment	290	—	—
Purchases of marketable securities	(240,298)	(57,221)	(35,952)
Maturities of marketable securities	58,866	21,544	40,827
Proceeds from sales of marketable securities	13,863	654	—
Restricted cash	(50)	(159)	(73)

Net cash provided by (used in) investing activities	(182,831)	(37,687)	3,147

Financing activities:
Repayments under loan agreements	(333)	(1,870)	(2,167)
Proceeds from the issuance of convertible preferred stock	—	60,000	3,000
Payment for equity financing costs	(3,868)	(286)	(8)
Proceeds from the issuance of common stock, net of repurchases	866	644	117
Early exercise of stock options subject to repurchase	(105)	160	3
Payments received on promissory notes to stockholders	1,601	—	—
Proceeds from borrowings under loan agreements	15,000	—	—
Payment for loan costs and fees	(90)	—	—
Proceeds from exercise of common and preferred stock warrants	37	—	—
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	201,236	—	—

Net cash provided by financing activities	214,344	58,648	945

Effect of exchange rates on cash and cash equivalents	(325)	—	—

Net increase (decrease) in cash and cash equivalents	(3,717)	12,652	(9,201)
Cash and cash equivalents—beginning of period	32,497	19,845	29,046

Cash and cash equivalents—end of period	$28,780	$32,497	$19,845

Supplemental disclosures of cash flow information:
Interest paid in cash	$452	$182	$313

Income taxes paid in cash	$—	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$60	$140	$145

Capital assets in accounts payable and accrued liabilities	$3,103	$1,313	$123

Accrued offering costs	$428	$—	$—

Addition of land, building and equipment under notes payable	$5,248	$265	$—

Change in unrealized gain (loss) on investments	$(276)	$(40)	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$128,374	$—	$—

Reclassification of preferred stock warrant liability	$6,598	$—	$—

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$4,295	$—	$—

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. The Company’s renewable products can replace or enhance oils derived from the world’s three existing sources-petroleum, plants, and animal fats. The Company tailors the composition of its oils to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding the Company’s proprietary oil-producing microalgae plant sugars in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis” in contrast to the traditional open-pond approaches. The Company’s platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the longer term. Furthermore, the Company’s platform allows it to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

On June 2, 2011, the Company completed its initial public offering, issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of $201.2 million, after deducting underwriting discounts and commissions of $15.1 million. Additionally, the Company incurred offering costs of $4.3 million related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted on a one for one basis into 34,534,125 shares of common stock and the outstanding Series B redeemable convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

The Company expects ongoing losses as it continue its scale-up activities, expand its research and development activities and support commercialization activities for its products. The Company plans to meet its capital requirements primarily through equity financing, collaborative agreements and, if necessary, the issuance of debt securities.

The industry in which the Company is involved is highly competitive and is characterized by the risks of changing technologies, market conditions, and regulatory requirements. Penetration into markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors, including the technological quality, price, and performance of its products and services relative to those of its competitors, scaling up of production for commercial sale, ability to secure adequate project financing at appropriate terms, and the nature of regulation in those markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), which had operations beginning in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (Note 6) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

In October 2010, the Company entered into a joint venture with Therabotanics, LLC, in connection with the marketing and sale of a skin-care product line. The Company has decided not to move forward with this joint venture as of December 31, 2011.

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The Solazyme Roquette JV is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 18 in the Notes to the Consolidated Financial Statements).

Use of Estimates—Financial statements prepared in conformity with accounting principles generally accepted in the United States of America generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Significant Risks and Uncertainties—The Company’s failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon the Company’s planned future expansion or expenditures, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, government programs or public or private debt or equity financings, and may also seek to reduce expenses related to the Company’s operations. There can be no assurance that any financing will be available or on terms acceptable to management.

Foreign Currency Translation—The assets and liabilities of our foreign subsidiary, where the local currency is the functional currency, is translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds and commercial paper.

Marketable Securities—Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in corporate bonds, U.S. Government and Agency securities, asset-backed securities, commercial paper, mortgage-backed securities, municipal bonds and certificates of deposit. The Company classifies its marketable securities as available-for-sale or held-to-maturity. Marketable securities classified as available-for-sale are recorded at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss). Marketable securities classified as held-to-maturity are recorded at amortized cost in the consolidated balance sheets. Marketable securities classified as available-for-sale and held-to-maturity are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $287,000 as of December 31, 2010. These certificates of deposits were pledged as collateral for a $237,000 letter of credit related to the Company’s facility lease and a $50,000 letter of credit that secures a bank guaranty. The $237,000 and $50,000 restricted certificates of deposits were classified in other long-term assets and prepaid and other current assets, respectively, as of December 31, 2010.

In the year ended December 31, 2011, the $50,000 letter of credit that secured a bank guaranty expired. In July 2011, the Company entered into an amendment to its sublease agreement that provides for the expansion of the lease premises by 22,000 square feet of office space from its landlord beginning in the first quarter of 2012, and required an additional $50,000 letter of credit to secure the additional space. The Company’s restricted certificates of deposit of $287,000, related to its facility lease, were classified in other long-term assets as of December 31, 2011.

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs were charged against the proceeds received from the Company’s initial public offering that closed in June 2011.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of December 31, 2011 and 2010, as the Company expected full collection of the accounts receivable balances. The Company’s customer payment terms related to sales of Algenist™ products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pound. The Company began reserving for estimated product returns as reductions of accounts receivable and product revenues in the first quarter of 2011. As of December 31, 2011, the reserve for product returns was $0.7 million. The Company monitors actual return history and will reassess its return reserve as returns experience develops.

Unbilled Revenues—Unbilled revenues represent fees earned but not yet billed under certain research and development programs.

Fair Value of Financial Instruments—The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on, or derived from, observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for debt with similar terms, the carrying value of debt approximates fair value.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivables and restricted certificates of deposit. The Company places its cash equivalents and investments with high credit quality financial institutions and by policy limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the consolidated balance sheet, statements of operations and cash flows. The Company had two customers accounting for 98% of the receivable balance as of December 31, 2010. The Company had 8 customers accounting for 97% of the receivable balance as of December 31, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of December 31, 2011, $1.0 million of the Company’s gross accounts receivable balance related to product sales.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of Algenist™ products, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated ranges of useful lives:

Asset classification	Estimated useful life
Plant equipment	5 – 15 years
Lab equipment	3 – 7 years
Leasehold improvements	Shorter of useful life or life of lease
Building	20 years
Computer equipment and software	3 – 5 years
Furniture and fixtures	5 – 7 years
Automobiles	5 years

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the years ended December 31, 2011 and 2010.

Redeemable Convertible Preferred Stock—As redemption of the convertible preferred stock through liquidation was outside the Company’s control, all shares of convertible preferred stock have been presented outside of stockholders’ deficit in the Company’s consolidated balance sheets. All series of convertible preferred stock are collectively referred to in the consolidated financial statements as convertible preferred stock. All outstanding shares of redeemable convertible preferred stock were converted on a one for one basis to common stock upon the closing of the Company’s initial public offering on June 2, 2011.

Redeemable Convertible Preferred Stock Warrant Liability—Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the consolidated balance sheet at fair value. The Company estimated the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of the Company’s equity stock and related warrants. The assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants were highly judgmental. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the loss from the change in fair value of warrant liability in the accompanying consolidated statements of operations. The liability was adjusted for changes in fair value until the conversion of the underlying redeemable convertible preferred stock into common stock and common stock warrants prior to the close of Company’s initial public offering in June 2011, at which time the redeemable convertible preferred stock warrants were reclassified to additional paid-in capital.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through December 31, 2011.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $39.0 million, $38.0 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, originated in the U.S.

Revenue Recognition—Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company’s primary sources of revenues are revenues from research and development programs and product sales. If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date, the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

Research and development programs consist of the following:

•

Government Programs—Revenues from research and development programs with governmental entities generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government program activities were provided have been met and only perfunctory obligations are outstanding.

•

Collaborative Research and Development—Collaborative research and development programs with commercial and strategic partners typically provide the Company with multiple revenue streams, which may include up-front non-refundable fees for licensing and reimbursement for research and development activities; cost reimbursement fees may include reimbursement for full-time employee equivalents (“FTE”), contingent milestone payments upon achievement of contractual criteria, licensing fees and commercialization royalty fees. Such revenues are recognized as the services are performed over a performance period, as specified in the respective agreements with the non-governmental entities. To date, payments received are not refundable. The research and development period is estimated at the inception of each agreement and is periodically evaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. To date, upfront payments received upon execution of such agreements, including license fees, have been recorded as deferred revenue upon receipt and have not been considered a separate unit of accounting. When up-front payments are combined with funded research services in a single unit of accounting, the Company recognizes the up-front payments using the proportional performance method of revenue recognition based upon the actual amount of research and development labor hours and research expenses incurred relative to the amount of the total expected labor hours and research expenses estimated to be incurred, but not greater than the amount of the research and development program fee as specified under such agreements. The Company is required to make estimates of total labor hours and research and development expenses required to perform the Company’s obligations under each research and development program; the Company evaluates the appropriate period based on research progress attained and reevaluates the period when significant changes occur.

License Fees—Recognition of license fees is dependent on the specific terms of the license agreement. To date, up-front one-time non-refundable fees for licensing our technology for commercialization in a joint venture have been recognized when cash is received.

Product Revenue—Product revenue is recognized from the sale of Algenist™ products. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have an approximate three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of December 31, 2011 the Company had a product revenue reserve of $0.7 million. Actual returns of Algenist™ products may differ from these estimates that the Company used to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Research and Development—Research and development costs associated with research performed pursuant to research and development programs with government entities and commercial and strategic partners (“partners”) are expensed as incurred, and include, but are not limited to, personnel and related expenses, laboratory supplies, and scale-up research manufacturing and consulting costs. The Company’s research and development programs are undertaken to advance its overall industrial biotechnology platform that enables the Company to produce cost-effective, tailored, high-value oils. Although the Company’s partners fund certain development activities, the partners benefit from advances in the Company’s technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of the Company’s total research and development related activities.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $1.4 million, $0 and $0 for 2011, 2010 and 2009, respectively.

Patent Costs—All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal costs incurred are recorded in selling, general and administrative expenses.

Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. A valuation allowance is provided against deferred tax assets when it is more likely than not that they will not be realized.

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through December 31, 2011, if recognized, would affect the Company’s effective tax rate.

Comprehensive Loss—The Company reports comprehensive loss, and its components, in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss consists of net loss and unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustment.

The components of accumulated other comprehensive loss is as follows (in thousands):

	December 31, 2011	December 31, 2010
Unrealized loss on available-for-sale securities	$(316)	$(40)
Foreign currency translation adjustment	(473)	—

Total accumulated other comprehensive loss	$(789)	$(40)

Stock-Based Compensation—The Company recognizes stock-based compensation for awards to employees based on the estimated fair value of the awards granted. The fair value method requires the Company to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to employees, and the requisite fair value is recognized as expense on a straight-line basis over the service period of the award.

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of the Company’s common stock on the date of grant. Due to the Company’s limited history of grant activity, the Company calculates its expected term utilizing the “simplified method” permitted by the SEC, which is the average of the total contractual term of the option and its vesting period. The Company calculates its expected volatility rate from the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of the Company’s stock price. The Company will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as the Company has not paid, nor does it anticipate paying, cash dividends on shares of its common stock. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

The Company accounts for restricted stock units and restricted stock awards based on the quoted market price of the Company’s common stock on the date of grant that are expensed on a straight-line basis over the service period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The Company accounts for restricted stock awards issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

Net Loss per Share Attributable to Solazyme, Inc. Common Stockholders—Basic net loss per share attributable to Solazyme, Inc. common stockholders is computed by dividing the Company’s net loss attributable to Solazyme, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to Solazyme, Inc. common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, common stock issuable pursuant to the 2011 Employee Stock Purchase Plan, restricted stock, restricted stock units, warrants and convertible preferred stock. Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(53,961)	$(16,420)	$(13,815)

Denominator
Weighted-average number of common shares used in net loss per share calculation	40,132,125	11,977,216	10,360,728
Less: Weighted average shares subject to repurchase	(198,112)	(436,722)	(330,233)

Denominator: Basic and Diluted	39,934,013	11,540,494	10,030,495

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.35)	$(1.42)	$(1.38)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	8,410,765	5,538,004	3,979,173
Common stock subject to repurchase	99,110	349,953	255,751
Restricted stock units	176,668	—	—
Warrants to purchase convertible preferred stock	—	386,012	386,012
Warrants to purchase common stock	1,000,000	5,000	—
Convertible preferred stock (on an as if converted basis)	—	34,534,125	27,758,465

Total	9,686,543	40,813,094	32,379,401

Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements, which requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements, which will be effective for fiscal years beginning after December 15, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of ASU No. 2011-04.

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

3. MARKETABLE SECURITIES

Marketable securities classified as held-to-maturity and available-for-sale consisted of the following (in thousands):

	December 31, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
Corporate bonds	$68,196	$		$(209)	$67,987
Government and agency securities	60,602			(64)	60,538
Asset-backed securities	37,130			(33)	37,097
Commercial paper	22,266		5		22,271
Mortgage-backed securities	17,448			(24)	17,424
Municipal bonds	7,200		14		7,214
Certificates of deposit	2,019			(3)	2,016
Floating rate notes	327			(2)	325
Collateralized mortgage obligations	72				72

	$215,260		$19	$(335)	$214,944

	December 31, 2010
Held-to-maturity investments maturing within three months	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value
U.S. Treasury Security	$4,999	$—	$—	$4,999
Corporate bonds	15,089	—	(7)	15,082

Total marketable securities	$20,088	$—	$(7)	$20,081

	December 31, 2010
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Asset-backed securities	$7,937	$1		$7,938
Mortgage-backed securities	7,866		(39)	7,827
Corporate bonds	7,302		(3)	7,299
Government and agency securities	4,074	3		4,077
Municipal bonds	1,205			1,205
Floating rate note	729		(2)	727
Collateralized mortgage obligations	262			262
Certificate of deposit	110			110

	$29,485	$4	$(44)	$29,445

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$70,871	$70,794	$26,161	$26,157
Due in 1—2 years	64,902	64,754	7,286	7,282
Due in 2—3 years	37,493	37,500	3,500	3,502
Due in 3—4 years	14,459	14,387	2,881	2,879
Due in 4—9 years	12,759	12,748	2,604	2,603
Due in 9—20 years	2,957	2,958	2,756	2,749
Due in 20—33 years	11,819	11,803	4,385	4,354

	$215,260	$214,944	$49,573	$49,526

Realized gains and losses from sales and maturities of marketable securities were not significant in any period presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of December 31, 2011 was $130.5 million. Gross unrealized losses on available-for-sale securities as of December 31, 2011 were insignificant and the Company believes the unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for securities which had been in a continuous loss position for more than 12 months was $1.3 million and $4,000, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

Marketable securities classified as held-to-maturity and available-for-sale are carried at amortized cost and fair value, respectively, if any, for all periods presented.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes a third party pricing service to calculate the fair value of financial instruments and performs certain procedures to confirm the pricing information is accurate.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$17,160	$6,145	$—	$23,305
Marketable securities—available-for-sale	7,023	207,921	—	214,944

Total	$24,183	$214,066	$—	$238,249

The change in the value of the preferred stock warrant liability is summarized below (in thousands):

Fair value at December 31, 2010	$2,961
Change in fair value recorded as a loss from change in fair value of warrant liability	3,637
Conversion of preferred stock warrants to common stock or common stock warrants	(6,598)

Fair value at December 31, 2011	$—

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents—money market funds	$24,078	$—	$—	$24,078
Marketable securities—available-for-sale	—	29,445	—	29,445

Total	$24,078	$29,445	$—	$53,523

Financial Liability
Preferred stock warrant liability	$—	$—	$2,961	$2,961

The change in the value of the preferred stock warrant liability is summarized below (in thousands):

Fair value at December 31, 2009	$323
Change in fair value recorded as a loss from change in fair value of warrant liability	2,638

Fair value at December 31, 2010	$2,961

The Company had no transactions measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the consolidated balance sheet at fair value. The estimated fair value of the warrant liability were revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations. Upon the closing of the Company’s initial public offering on June 2, 2011, the Series A and Series B redeemable preferred stock warrants that were previously recorded as liabilities on the Company’s consolidated balance sheet were automatically converted to common stock warrants or common stock. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$512	$—
Work in process	2,439	—
Finished goods	178	—

Total inventories	$3,129	$—

6. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Plant equipment	$4,439	$1,948
Lab equipment	3,887	2,559
Leasehold improvements	2,332	432
Building	1,692	—
Computer equipment and software	1,425	450
Land	430	—
Furniture and fixtures	300	153
Automobiles	49	49
Construction in progress	14,207	1,184

	28,761	6,775
Less accumulated depreciation and amortization	(2,776)	(1,082)

Property, plant and equipment—net	$25,985	$5,693

Construction in progress related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of December 31, 2011 and plant equipment not yet placed in service as of December 31, 2010.

Depreciation and amortization expense was $1.7 million, $0.8 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began operating the existing fermentation capacity of the facility in the second half of 2011 and expects to begin integrated production of microbial oil in the first half of 2012. The principal of the promissory note is payable in two lump sum payments, the first on March 1, 2012 and the second on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method. A valuation analysis was performed to determine the fair value the assets, and the total cost was assigned to individual assets based on their relative fair values as follows: $8.9 million, $1.7 million and $0.3 million was allocated to equipment, building and land, respectively. These assets are classified in the table above under construction in progress, building and land.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued compensation and related liabilities	$6,481	$3,526
Accrued professional fees	1,864	273
Accrued contract manufacturing expense	162	285
Other accrued liabilities	781	236

Total accrued liabilities	$9,288	$4,320

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

8. PREFERRED STOCK WARRANT LIABILITY

Total preferred stock warrants issued and outstanding were as follows (in thousands, except share and per share amounts):

Underlying Stock	Exercise Price	Outstanding as of December 31, 2010	Fair Value as of December 31, 2010
Series A Redeemable Preferred Stock	$0.39	64,103	$506
Series B Redeemable Preferred Stock	1.01	321,909	2,455

		386,012	$2,961

The preferred stock warrants were marked to fair value from January 1, 2009 through May 27, 2011, and the change in fair value was recognized in the Company’s consolidated statements of operations as gain or loss from change in fair value of warrant liability. The fair value of the preferred stock warrants was estimated to be $0 and $3.0 million as of December 31, 2011 and 2010, respectively. The fair value of the preferred stock warrant liability increased by $3.6 million and $2.6 million in the years ended December 31, 2011 and 2010, respectively. The Company recorded these changes in fair value as an adjustment to loss from the change in fair value of warrant liability in the consolidated statements of operations.

The Series A redeemable preferred stock warrants were exercised in June 2011. The Series B redeemable preferred stock warrants converted on a one for one basis to common stock upon the closing of the Company’s initial public offering in June 2011.

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

All shares of the Company’s redeemable convertible preferred stock automatically converted on a one for one basis into shares of common stock upon the closing of the Company’s initial public offering in June 2011. Therefore, the Company had no redeemable convertible preferred stock outstanding as of December 31, 2011.

10. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

Chevron—The Company entered into multiple research and development agreements with Chevron over the research funding period of January 2009 through June 2012 to conduct research, develop, manufacture and sell licensed products related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the current agreement, the Company may help commercialize the products in a number of different ways.

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

Unilever—Effective November 2009, the Company entered into a collaborative research and development agreement with Conopco, Inc. (doing business as Unilever) to develop oil for use in soap and other products. The Company completed the research and development under this agreement in the year ended December 31, 2010.

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

In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever) which expands its current research and development efforts.

Department of Defense—In August 2009, the Company entered into an agreement with the U.S. Department of Defense (“DoD”), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), for research and development services relating to military diesel fuel produced from algae produced by “indirect photosynthesis.” In addition to research and development activities the Company delivered 20,055 gallons of military diesel fuel under this contract. This was a cost plus fixed fee contract in the amount of approximately $8.6 million, including fixed fees of approximately $230,000. The Company received no upfront payments, and invoiced the DoD on a monthly basis as the Company incurred costs of producing diesel fuel for testing.

The Company evaluated the multiple arrangements and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services performed over the related performance periods, which is the 12 month term of the contract. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the years ended December 31, 2010 and 2009, the Company recognized $5.5 million and $3.0 million of revenue, respectively. This contract was completed during the third quarter of 2010. The Company had no deferred revenue balance related to this agreement as of December 31, 2011 and 2010.

In September 2009, the Company entered into a second agreement with the DoD for the delivery of 1,500 gallons of military jet fuel for research and testing purposes. This was a fixed fee contract of approximately $224,000. The Company received no upfront payments for this contract. This contract was completed when the Company delivered approximately 1,500 gallons of military jet fuel to the DoD in July 2010 and recognized $218,000 of revenues in the year ended December 31, 2010. The Company had no deferred revenue balances related to this agreement as of December 31, 2011 and 2010.

In September 2010, the Company entered into a third agreement with the DoD for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 of the contract was completed in September 2011when 75,000 gallons (283,906 liters) of fuel was delivered. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel. The fee for performing Phase 2 of the current DoD agreement is $4.6 million.

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

With respect to Phase 1 of the current DoD contract, the Company recognized $1.1 million and $4.6 million of revenues in the years ended December 31, 2011 and 2010, respectively. Unbilled revenues were $0 and $3.2 million as of December 31, 2011 and 2010, respectively. The Company had no deferred revenue balances related to Phase 1 of the agreement as of December 31, 2011 and 2010.

With respect to Phase 2 of the current DoD contract, the Company recognized $3.9 million and $0 of revenues in the years ended December 31, 2011 and 2010, respectively. Unbilled revenues were $2.2 million and $0 as of December 31, 2011 and 2010, respectively. The Company had no deferred revenue balances related to Phase 2 of the agreement as of December 31, 2011 and 2010.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the years ended December 31, 2011 and 2010, the Company recognized revenues of $7.0 million and $5.5 million, respectively. The Company had no deferred revenue balance related to this award as of December 31, 2011 and 2010. Unbilled revenues related to this award were $1.7 million and $0.3 million as of December 31, 2011 and 2010, respectively.

Sephora—The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist™ product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist™ product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although the Company expects that both Sephora EMEA and Sephora Americas will contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA will create the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist™ trademarks and logos to advertise and promote the product line.

Qantas—In January 2011, the Company entered into a non-binding letter of intent with Qantas Airways Limited (Qantas), one of the world’s leading long distance airlines, to pursue the potential for commercial production of the Company’s microbial derived aviation fuel, Solajet™, in Australia. Under this letter of intent, Qantas does not have an obligation to purchase a specified quantity of Solajet™. The Company and Qantas intend to enter into a binding long-term fuel supply agreement on the establishment of a commercial facility in Australia producing Solajet™.

Dow—In February 2011, the Company entered into a joint development agreement with The Dow Chemical Company (“Dow”) to jointly develop and commercialize non-vegetable, microbe-based oils and related products. In the agreement Dow does not have an obligation to purchase specific non-vegetable, microbe-based oils. In conjunction with the execution of the joint development agreement, the Company entered into a non-binding letter of intent regarding the possible supply of microbe-based oils to Dow for use in dielectric insulating fluids and other industrial applications.

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge Global Innovation, LLC (“Bunge”) that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term. The parties are currently contemplating entering into a commercialization arrangement that would include the formation of a joint venture in Brazil to initially produce up to 100,000 metric tons per year of triglyceride oils using sugarcane feedstock.

In addition to the joint development agreement, the Company also granted Bunge Limited a warrant (“the Warrant”) to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. The Warrant vests upon the achievement of performance milestones. The number of warrant shares issuable upon exercise is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to capital structure and corporate transactions. The Warrant expires in May 2021.

In following the provisions of ASC 730-20, the Bunge JDA will be accounted for as an obligation to perform research and development services for others. The performance of research and development services is central to the Company’s principal ongoing operations, and therefore, the Company will record the funding for the performance of these services as revenue in its consolidated statement of operations. The Company will recognize revenue using a proportionate performance based recognition model over the term of the JDA from May 2, 2011 to May 2, 2013. In applying a proportionate performance based recognition model, the Company will recognize revenue in proportion to the level of service provided on a systematic and rational basis. The cumulative amount of revenue recognized will be limited by the amounts the Company is contractually obligated to receive as cash reimbursements under the terms of the JDA. The revenue from this JDA may be impacted by the accounting for the Warrant issued to Bunge as discussed below.

The Company will follow the provisions of ASC 505-50 to account for the Warrant. Under the provisions of ASC 505-50, the measurement date for an instrument is the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. Under the terms of the Warrant, the only disincentives to Bunge are the potential of not vesting in any of the shares underlying the Warrant should the formation of a joint venture not occur, and the potential of reductions in the number of shares exercisable if the other performance milestones are not met on a timely basis. As a result, the Company will give ASC 505-50 measurement date accounting recognition to the Warrant upon achievement of the various performance milestones that are required for the Warrant to vest. As of December 31, 2011, the Company had entered into a framework joint venture framework agreement with Bunge but had not entered into a definitive joint venture agreement with Bunge; therefore, the first performance milestone of the warrant agreement had not been met and thus a measurement date was not established.

Prior to achievement of a measurement date, the Company will recognize the cost of the Warrant based on the “then-current lowest aggregate fair value”, as the quantity of shares that will ultimately vest depends on achievement of the various milestones. This value may be equal to zero and therefore there is no financial statement impact associated with the Warrant as of December 31, 2011. If a joint venture is ultimately formed between us and Bunge, and the Company receives an ownership interest in the joint venture, the Company will recognize the cost associated with the Warrant first as an asset to the extent of our interest received in the joint venture, then as a reduction to any previously recognized revenue earned under the JDA, and then an expense to the extent of any excess. The impact on the Company’s future operating results as a result of the final measurement of the Warrant cannot be determined at this time as the ultimate recording will be impacted by the Company’s stock price. The Company’s future operating results could be negatively affected if the future valuation of the Warrant is materially greater than the valuation of the Company’s ownership in the joint venture to be formed.

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

11. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of December 31, 2011 and 2010, a principal amount of $179,000 and $229,000, respectively, was outstanding under this note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. On May 11, 2011, the Company borrowed $15.0 million under the facility.

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

The weighted average interest rate for total debt outstanding was 4.6% and 9.0% as of December 31, 2011 and 2010, respectively.

A summary of debt follows (in thousands):

	December 31, 2011	December 31, 2010
Peoria Facility note, due 2013	$5,357	$—
Equipment note, due 2015	179	229
Silicon Valley Bank note, due 2015	14,716	—

Subtotal	20,252	229
Less: current portion of debt	(5,289)	(50)

Total long-term debt	$14,963	$179

A summary of debt maturity follows (in thousands):

	December 31, 2011	December 31, 2010
Principal due in 2012	$5,413	$54
Principal due in 2013	7,350	54
Principal due in 2014	3,921	65
Principal due in 2015	3,711	6

Subtotal	20,395	179
Less: imputed interest discount	(143)	—

Total debt	$20,252	$179

12. COMMITMENTS AND CONTINGENCIES

The Company records rent expense under its sublease agreement on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $488,000 and $525,000 as of December 31, 2011 and 2010, respectively.

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

In March 2011, the Company entered into a lease agreement for a facility in Brazil. The term of the lease is five years, commencing on April 1, 2011 and expiring on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company will also pay its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. This cancelable lease is excluded from the future minimum lease payments table below.

Future minimum lease payments under a noncancelable operating lease are as follows as of December 31, 2011 (in thousands):

Years Ending December 31,
2012	$2,498
2013	2,601
2014	2,681
2015	224
2016 and thereafter	—

Total minimum lease payments	$8,004

Rent expense was $2.0 million, $1.9 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contractual Obligations—The Company had non-cancelable purchase obligations of $2.3 million that primarily consisted of third-party manufacturing agreements and equipment orders.

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

Guarantees and Indemnifications—The Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover all or a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of December 31, 2011, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

13. COMMON STOCK

Initial Public Offering—On June 2, 2011, the Company completed its initial public offering issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of $201.2 million, after deducting underwriting discounts and commissions of $15.1 million. Additionally, the Company incurred offering costs of $4.3 million related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted on a one for one basis into 34,534,125 shares of common stock and the outstanding Series B redeemable convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

Common Stock—As of December 31, 2010, under the Company’s Certificate of Incorporation, as amended, the Company was authorized to issue 60 million shares of common stock with a par value of $0.001 per share. In connection with the closing of the initial public offering, on June 2, 2011, the Company amended and restated its certificate of incorporation to increase its authorized number of shares of common stock to 150 million and authorize the issuance of 5 million shares of preferred stock. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by consent in writing. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires a 66 2/3% stockholder vote for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws and for the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation.

Common Shares Reserved—The Company had reserved shares of common stock for future issuance as follows:

	December 31, 2011	December 31, 2010
Common shares reserved for:
Conversion of outstanding redeemable convertible preferred stock	—	34,534,125
Options outstanding under the Company’s equity incentive plan	8,410,765	5,538,004
Options available for grant under the Company’s equity incentive plan	4,924,998	1,083,930
Restricted stock awards	36,167	28,750
Restricted stock units	176,668	—
Preferred stock warrants	—	386,012
Common stock warrant	1,000,000	5,000

	14,548,598	41,575,821

14. STOCK-BASED COMPENSATION

Second Amended and Restated 2004 Equity Incentive Plan—The Company’s Second Amended and Restated Equity Incentive Plan (the “2004 EIP”) was adopted by the Board of Directors in February 2008 (termination date of January 4, 2014). Pursuant to the 2004 EIP, the Company may grant options, restricted stock and stock purchase rights to employees, directors, or consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees (including offices and directors, who are also employees). Nonstatutory stock options may be granted to employees, directors or consultants.

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. No shares have been issued under the 2011 ESPP as of December 31, 2011.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 99,110 and 349,953 shares of common stock subject to repurchase as of December 31, 2011 and 2010, respectively. The Company’s liability related to common stock subject to repurchase was $99,000 and $204,000 as of December 31, 2011 and 2010, respectively, and was recorded in other liabilities.

These shares were subject to a repurchase right held by the Company and therefore not included in issued and outstanding shares in the Company’s consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of December 31, 2011 and 2010. These shares have been reflected as exercised in the summary of option activity in all periods presented.

Stock Options and Restricted Stock

A summary of the Company’s stock option and restricted stock activity under the Plans and related information is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at January 1, 2009	3,773,605	$0.26
Additional shares reserved	—	—
Granted	1,282,000	0.86
Exercised	(935,504)	0.13
Forfeited, cancelled or expired	(140,928)	0.25

Balance at December 31, 2009	3,979,173	0.51
Additional shares reserved	—	—
Granted	3,269,575	4.09
Exercised	(1,522,250)	0.54
Forfeited, cancelled or expired	(188,494)	0.92

Balance at December 31, 2010	5,538,004	2.60
Granted	4,579,065	11.08
Exercised	(652,371)	1.19
Forfeited, cancelled or expired	(1,053,933)	7.14

Balance at December 31, 2011	8,410,765	$6.76	8.6	$48,093

Options vested and exercisable—December 31, 2011	2,853,294	$3.35	7.5	$25,339

Options vested and expected to vest— December 31, 2011	7,814,534	$6.48		$45,599

A total of 4,924,998 shares were available for grant under the 2011 EIP as of December 31, 2011.

The weighted-average grant date fair value of options granted was $6.15, $2.35 and $0.50 for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $6.5 million, $2.0 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The total fair value of options vested was $3.3 million, $0.4 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company issues new common stock from authorized shares upon the exercise of stock options.

The following table summarizes stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Vested Options	Weighted- Average Exercise Price
$0.001–0.13	738,748	5.60	$0.11	732,203	$0.11
$0.86–1.01	1,105,300	7.02	0.93	679,389	0.92
$2.35	1,566,101	8.59	2.35	696,930	2.35
$6.79–9.37	2,967,396	9.18	7.99	595,969	7.56
$11.24–15.00	1,702,120	9.88	11.84	90,012	13.39
$23.47–27.03	331,100	9.49	24.75	58,791	25.65

Totals	8,410,765	8.63	6.76	2,853,294	3.35

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees were allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$2,278	$509	$182
Sales, general and administrative	8,645	1,443	263

	$10,923	$1,952	$445

The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.4 million, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

There was unrecognized stock-based compensation cost of $22.3 million related to nonvested stock options as of December 31, 2011, and the Company expects to recognize this cost over a weighted-average period of 2.3 years as of December 31, 2011.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Employee Stock-Based Compensation—Stock-based compensation expense of $6.5 million, $0.7 million and $0.2 million was recognized during the years ended December 31, 2011, 2010 and 2009, respectively, for stock-based awards granted to employees. The grant date fair value of employee stock-based awards was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	5.0–6.1	3.3–6.5	3.3–6.1
Volatility	49.6%–68.2%	42.4%–62.7%	51.7%–58.6%
Risk-free interest rate	1.0%–2.5%	1.4%–2.5%	2.0%–3.2%
Dividend yield	0%	0%	0%

Nonemployee Stock-Based Compensation—Stock-based compensation expense of $4.4 million, $1.2 million and $0.2 million was recognized during the years ended December 31, 2011, 2010 and 2009, respectively, for stock-based awards granted to nonemployees. The fair value of non-employee stock-based awards was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	6.2–10.0	6.0–10.0	7.0–10.0
Volatility	46.2%–66.7%	44.8%–55.4%	52.1%–55.0%
Risk-free interest rates	1.2%–3.5%	1.6%–3.8%	2.2%–3.8%
Dividend yield	0%	0%	0%

Restricted Stock Awards—The Company granted 50,000, 77,500 and 112,500 of restricted stock awards during the years ended December 2011, 2010 and 2009, respectively.

Activity and related information for our restricted stock awards is summarized as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2009	—	$—
Granted	112,500	0.88
Vested	—	—
Forfeited or cancelled	—	—

Unvested at December 31, 2009	112,500	0.88
Granted	77,500	3.09
Vested	(161,250)	1.85
Forfeited or cancelled	—	—

Unvested at December 31, 2010	28,750	1.38
Granted	50,000	14.37
Vested	(42,583)	5.16
Forfeited or cancelled	—	—

Unvested at December 31, 2011	36,167	14.89

There was unrecognized stock-based compensation costs of $450,000 and $146,000 related to nonvested restricted stock as of December 31, 2011 and 2010, respectively. The Company expects to recognize those costs over a weighted-average period of 1.6 years as of December 31, 2011.

Restricted Stock Units—The Company awarded 140,000 restricted stock units to an employee in the year ended December 31, 2011. The restricted stock units have a vesting term of 30 months. The weighted-average grant date fair value of restricted stock units granted in the year ended December 31, 2011 was $23.56. As of December 31, 2011, 23,332 shares of restricted stock units were vested. Stock-based compensation expense of $0.6 million was recognized during the year ended December 31, 2011 for restricted stock units. The Company had not issued restricted stock units prior to 2011, and therefore, there was no stock-based compensation expense recognized for restricted stock units in prior periods.

Performance-Based Restricted Stock Units—The Company granted 60,000 performance-based restricted stock units to an employee that vest contingent upon the achievement of pre-determined performance-based milestones in the year ended December 31, 2011. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. The weighted-average grant date fair value of performance-based restricted stock units granted in the year ended December 31, 2011 was $23.56. No performance-based restricted stock units were vested as of December 31, 2011. Stock-based compensation expense of $0.4 million was recognized during the year ended December 31, 2011 for performance-based restricted stock units granted to employees. The Company had not issued performance-based restricted stock units prior to 2011, and therefore, there was no stock-based compensation expense recognized for performance-based restricted stock units in prior periods.

Stock Option Modification—In August 2011, the Company modified an employee’s stock options by accelerating the vesting of options and increasing the period to exercise options post-termination date. This modification resulted in the Company recording an additional $0.3 million of stock-based compensation expense in the year ended December 31, 2011.

Common Stock Warrants

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. Refer to Note 10 for a description of the vesting terms and discussion of the accounting for the Bunge JDA and the Warrant.

15. NOTES RECEIVABLE FROM STOCKHOLDERS

In November 2008, the Company issued secured recourse Promissory Notes (“promissory notes”) totaling $1.5 million to the Company’s founders. These promissory notes, secured by 1,536,000 shares of the Company’s common stock under separate stock pledge agreements executed by the Company’s founders, bear interest at 2.97% per year over a period of five years. The number of shares held as collateral may be adjusted from time to time due to changes in the value of the Company’s common stock. As of December 31, 2010, amounts owed under these promissory notes, including accrued interest, totaled $1.6 million, was classified as notes receivable from stockholders, a reduction to stockholder’s equity (deficit). The principal amount of the notes and accrued interest of $1.6 million was fully repaid by the Company’s founders in March 2011.

16. INCOME TAXES

The Company has incurred net operating losses for the years ended December 31, 2011, 2010 and 2009, and therefore has no provision for income taxes for such years. The Company had federal and state net operating losses of $58.1 million and $65.1 million as of December 31, 2011, respectively. The federal and state net operating loss carry forwards expire between 2014 and 2031. The Company had federal and state research and development tax credit carry forwards of $0.9 million and $0.9 million, respectively, as of December 31, 2011. The federal research and development tax credits will expire starting in 2028 if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and research and development credits before utilization.

The components of loss before income taxes are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(50,655)	$(16,420)	$(13,815)
Foreign	(3,306)	—	—

Loss before income taxes	$(53,961)	$(16,420)	$(13,815)

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carry forwards	$21,850	$9,083
Capitalized start-up costs	9,189	8,569
Research and development credits	1,088	1,204
Stock-based compensation	3,314	575
Other	3,597	899

	39,038	20,330
Valuation allowance	(38,625)	(20,121)
Deferred tax liability—Fixed Assets	(413)	(209)

Net deferred tax assets, after valuation allowance	$—	$—

The Company is tracking the portion of its deferred tax assets attributable to excess stock option benefits in accordance with FASB ASC 718-740-45 and therefore, these amounts are not included in the Company’s deferred tax assets. The deferred tax assets attributable to excess stock option benefits total $1.8 million at December 31, 2011 and the benefit related thereto will only be recognized when it reduces cash taxes payable.

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company has provided a full valuation allowance on its deferred tax assets as of December 31, 2011, as management believes it is more likely than not that the related deferred tax asset will not be realized. The net valuation allowance increased by $18.5 million and $5.5 million during the years ended December 31, 2011 and 2010, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The reported amount of income tax expense differs from the amount that would result from applying the domestic federal statutory tax rate to pretax losses primarily because of changes in the valuation allowance.

Reconciling items from income tax computed at the statutory federal rate for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	6.0	5.8	5.7
Revalued preferred stock warrants	(2.3)	(6.5)	0.0
Incentive stock option compensation	(2.4)	(1.1)	(0.5)
Research tax credits	0.4	3.4	3.7
Foreign losses not benefited	(2.1)	—	—
Other	(0.1)	(0.2)	1.6
Valuation allowance	(33.5)	(35.4)	(44.5)

Effective income tax rate	0.0%	0.0%	0.0%

Uncertain Tax Positions

The Company adopted the provisions of FASB ASC 740, Income Taxes on January 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any gross unrecognized tax benefits upon adoption of this provision on January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$125
Additions based on tax positions related to current year	140

Balance at December 31, 2009	265
Additions based on tax positions related to current year	218

Balance at December 31, 2010	$483
Additions based on tax positions related to current year	94
Subtractions based on tax positions related to prior year	(142)

Balance at December 31, 2011	$435

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Management has determined that no accrual for interest and penalties was required as of December 31, 2011. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2011, the Company’s tax years 2004 and thereafter remain subject to examination by the tax authorities.

17. EMPLOYEE BENEFIT PLAN

In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan.

18. SOLAZYME ROQUETTE NUTRITIONALS, LLC

In November 2010, the Company entered into a joint venture agreement with Roquette, one of the largest global starch and starch-derivatives companies. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. The Solazyme Roquette JV is 50% owned by the Company and 50% by Roquette and is governed by a four member board of directors, two from each parent company. Solazyme Roquette Nutritionals will determine the approach to research, development, marketing, sales, distribution and manufacture of products in such fields. While Solazyme Roquette Nutritionals will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement.

The Solazyme Roquette JV agreement contemplates three development stages. In Phase 1, Roquette built and owns a pilot plant with a capacity of approximately 300 MT/year for the dedicated use of Solazyme Roquette Nutritionals. In Phase 2, Roquette will build and own a commercial plant with a capacity of approximately 5,000 MT/year for the dedicated use of Solazyme Roquette Nutritionals. Solazyme Roquette Nutritionals will have the right, but not the obligation, to purchase and acquire the commercial plant built during Phase 2 for construction of the plant to be built in Phase 3. Subject to the approval of the board of directors of Solazyme Roquette Nutritionals to enter into Phase 3, Roquette will provide debt and equity financing to build a commercial plant, expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year to be owned by Solazyme Roquette Nutritionals.

The Company’s initial contribution is the licensing of certain intellectual property (the “IP”) to the Solazyme Roquette JV. Roquette is required to provide funds to Solazyme Roquette Nutritionals for working capital, lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 1 and Phase 2 and lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 3. Roquette has also agreed to provide funds to Solazyme Roquette Nutritionals to be used as equity in construction of the Phase 3 facility and to provide debt financing to Solazyme Roquette Nutritionals for construction of the Phase 3 facility, subject to the approval to proceed with construction.

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing (“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the Roquette loan as of December 31, 2011.

Both parent companies will be significantly involved in the operations and ultimate success of the Solazyme Roquette JV and thus have joint control over the Solazyme Roquette JV. The Company has identified the Solazyme Roquette JV as a variable interest entity (“VIE”) and has analyzed whether or not it is the primary beneficiary in the Solazyme Roquette JV under the provisions of FASB ASC 810, Consolidation of Variable Interest Entities. The Company has concluded that it is not at risk and thus is not the primary beneficiary in the Solazyme Roquette JV based on several factors, including but not limited to: the full return of all of its IP should the Solazyme Roquette JV dissolve, the financing of the Solazyme Roquette JV operations, oversight for building the pilot facility and no control on the board of directors. Under the provisions of ASC 810 upon conclusion that the party is not the primary beneficiary other US GAAP should be followed.

The Company has accounted for the Solazyme Roquette JV under the equity method of accounting as prescribed by FASB ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the

Company measured its investment in the membership interests of the Solazyme Roquette JV at the Company’s carrying value of the IP initially licensed and contributed to the Solazyme Roquette JV which was $0 as all amounts related to this IP have previously been expensed as research and development by the Company. The Solazyme Roquette JV is 50% owned by the Company and 50% owned by Roquette, with equal voting rights. Under the agreement, in consideration for the Company’s IP contribution to the Solazyme Roquette JV and in order to apply an equal contribution value to both investors in the Solazyme Roquette JV, the Company received $5.0 million and $15.0 million relating to the license from the Solazyme Roquette JV in December 2011 and December 2010, respectively. The license fee payments from the Solazyme Roquette JV were recorded as license fee revenue in the 2011 and 2010 consolidated statement of operations. Under the equity method, the Company’s share of profits and losses are to be included in “Income (loss) from equity method investments, net” in the operating income section of the consolidated statements of operations. During the year ended December 31, 2011, the Company recorded no amounts as its proportionate share of the Solazyme Roquette JV’s net loss as the Company’s carrying basis in the Solazyme Roquette JV is $0 and is not required to contribute further assets to the Solazyme Roquette JV.

In addition the Company had a receivable due from the Solazyme Roquette JV totaling $0.9 million and $0.1 million as of December 31, 2011 and 2010, respectively, which represented Solazyme Roquette JV related expenses that were incurred by the Company, and reimbursable from the Solazyme Roquette JV. The reimbursements were offset against the Company’s related operating expense.

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides the selected quarterly financial data for 2011 and 2010 (in thousands, except per share amounts):

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Year Ended December 31,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues:
Research and development programs	$8,251	$7,051	$6,092	$5,399	$8,170	$4,632	$4,410	$5,758
Product revenue	1,638	1,886	1,306	2,343	—	—	—	—
License fees	5,000	—	—	—	15,000	—	—	—

Total revenues	14,889	8,937	7,398	7,742	23,170	4,632	4,410	5,758

Operating expenses:
Cost of product revenue	828	554	374	664	—	—	—	—
Research and development	16,921	10,866	9,676	8,150	12,386	9,260	6,685	5,896
Sales, general and administrative	12,835	11,527	10,955	6,109	6,007	4,331	3,954	3,130

Total operating expenses	30,584	22,947	21,005	14,923	18,393	13,591	10,639	9,026

Income (loss) from operations	(15,695)	(14,010)	(13,607)	(7,181)	4,777	(8,959)	(6,229)	(3,268)
Other income (expense):
Net interest and other income (loss)	114	(76)	(184)	375	142	35	(94)	(46)
Loss from change in fair value of warrant liability	—	—	(3,154)	(483)	(2,000)	—	—	(638)

Total other income (expense)	114	(76)	(3,338)	(108)	(1,858)	35	(94)	(684)

Net income (loss)	(15,581)	(14,086)	(16,945)	(7,289)	2,919	(8,924)	(6,323)	(3,952)
Accretion of redeemable convertible preferred stock	—	—	(24)	(36)	(37)	(33)	(34)	(36)

Net income (loss) attributable to Solazyme, Inc. common stockholders	$(15,581)	$(14,086)	$(16,969)	$(7,325)	$2,882	$(8,957)	$(6,357)	$(3,988)

Earnings (loss) per share attributable to Solazyme, Inc. common stockholders:
Basic	$(0.26)	$(0.24)	$(0.61)	$(0.60)	$0.24	$(0.77)	$(0.55)	$(0.37)

Diluted	$(0.26)	$(0.24)	$(0.61)	$(0.60)	$0.06	$(0.77)	$(0.55)	$(0.37)

Weighted-average number of common shares used in loss per share computation:
Basic	59,703	59,508	27,673	12,160	11,895	11,708	11,524	10,849

Diluted	59,703	59,508	27,673	12,160	49,126	11,708	11,524	10,849

20. SUBSEQUENT EVENTS

In November 2011, Dynamic Fuels, LLC (“Dynamic”) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 and HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-treated Renewable F-76 and HRD-76). The Company was named a subcontractor and entered into a subcontractor agreement effective as of January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. The Company delivered its commitment of algal oil pursuant to this subcontract in February 2012. The fuel will be used as part of the US Navy’s efforts to develop a Green Strike Group composed of vessels and ships powered by biofuels.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Exemption from Management’s Report on Internal Control Over Financial Reporting for the Fiscal Year Ended December 31, 2011

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our Code of Business Conduct and Ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2012 (the “2012 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Executive Compensation” and “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Officers and Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Our consolidated financial statements are filed as part of this Annual Report on Form 10-K in Item 8. Financial Statements and Supplementary Data, and a list of the consolidated financial statements is found on page 73 of this report.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAZYME, INC.

By:	/S/ JONATHAN S. WOLFSON
Name: Jonathan S. Wolfson
Title: Chief Executive Officer
Date: March 15, 2012

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jonathan S. Wolfson and Tyler W. Painter, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan S. Wolfson	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
Jonathan S. Wolfson

/s/ Tyler W. Painter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Tyler W. Painter

/s/ Michael V. Arbige	Director	March 15, 2012
Michael V. Arbige

/s/ Ian T. Clark	Director	March 15, 2012
Ian T. Clark

/s/ Harrison F. Dillon	Director, President and Chief Technology Officer	March 15, 2012
Harrison F. Dillon

/s/ Jerry Fiddler	Chairman of the Board	March 15, 2012
Jerry Fiddler

/s/ William D. Lese	Director	March 15, 2012
William D. Lese

/s/ Ann Mather	Director	March 15, 2012
Ann Mather

/s/ Daniel H. Miller	Director	March 15, 2012
Daniel H. Miller

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	S-1	333-172790	May 4, 2011	3.3

3.2	Amended and Restated Bylaws	S-1	333-172790	May 4, 2011	3.4

3.5	Certificate of Amendment of Certificate of Incorporation (currently in effect)	S-1	333-172790	May 4, 2011	3.5

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Form of Common Stock Warrant of Solazyme, Inc.	S-1	333-172790	March 11, 2011	4.3

10.1§	Form of Director/Officer Indemnification Agreement entered into by and between Solazyme, Inc. and each of its directors and executive officers	S-1	333-172790	May 4, 2011	10.1

10.2§	Second Amended and Restated 2004 Equity Incentive Plan and forms of notice of stock option grant, stock option agreement and restricted stock agreement	S-1	333-172790	March 11, 2011	10.2

10.3§	2011 Equity Incentive Plan	S-1	333-172790	May 4, 2011	10.3

10.4§	2011 Employee Stock Purchase Plan	S-1	333-172790	May 4, 2011	10.4

10.5	Sublease effective as of December 31, 2009, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.6

10.6	First Amendment to Sublease effective as of January 29, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.7

10.7	Second Amendment to Sublease effective as of June 1, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.8

10.8†	Phase 2 Research and Development Agreement effective November 15, 2010, by and between Chevron U.S.A. Inc. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.9

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.9†	Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A. and Solazyme, Inc.	S-1	333-172790	April 12, 2011	10.10

10.10†	Solazyme License Agreement dated December 16, 2010, by and between Solazyme Roquette Nutritionals, LLC and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.10
10.11†	Manufacturing Agreement dated December 16, 2010, by and between Roquette Frères, S.A. and Solazyme Roquette Nationals, LLC	S-1	333-172790	April 1, 2011	10.12
10.12†	Exclusivity, Product Liability and Other Commitments from Supplier dated December 7, 2010, by and between Sephora S.A. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.13
10.13	Amendment No. 1 to Exclusivity, Product Liability and Other Commitments from Supplier effective as of December 7, 2010, by and between Sephora S.A. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.14
10.14†	Award/Contract dated as of September 10, 2010, issued by DLA Contracting Services Office to Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.15
10.15†	Joint Development Agreement dated February 4, 2011, by and between Solazyme, Inc. and The Dow Chemical Company	S-1	333-172790	April 1, 2011	10.16
10.16†	Cooperative Agreement effective January 28, 2010, awarded to Solazyme, Inc. by the US Department of Energy	S-1	333-172790	April 12, 2011	10.17
10.17§	Executive Severance and Change of Control Plan	S-1	333-172790	May 20, 2011	10.17
10.18§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Jonathan S. Wolfson	S-1	333-172790	May 20, 2011	10.18
10.19§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Harrison F. Dillon	S-1	333-172790	May 20, 2011	10.19
10.20§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Tyler W. Painter	S-1	333-172790	May 20, 2011	10.20
10.21§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Peter J. Licari	S-1	333-172790	May 20, 2011	10.21

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit
10.22§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Paul T. Quinlan	S-1	333-172790	May 20, 2011	10.22
10.23†	Joint Development Agreement dated as of May 2, 2011 by and between Bunge Global Innovation, LLC and Solazyme, Inc.	S-1	333-17290	May 12, 2011	10.22
10.24	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. by Bunge Limited	S-1	333-172790	May 4, 2011	10.24
10.25	Loan and Security Agreement dated as of May 11, 2011 between Silicon Valley Bank and Solazyme, Inc.	S-1	333-17270	May 12, 2011	10.24
10.26†	Joint Venture Framework Agreement dated August 5, 2011, by and between Bunge Global Innovation, LLC and Solazyme, Inc.	10-Q	333-17270	November 8, 2011	10.1
10.27	Amendment No. 1 to Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. dated August 5, 2011 by and between Solazyme, Inc. and Bunge Limited	10-Q	333-17270	November 8, 2011	10.2
10.28	Third Amendment to Sublease effective as of July 12, 2011 by and between FibroGen, Inc. and Solazyme, Inc.	10-Q	333-17270	November 8, 2011	10.3
10.29†	Amendment No. 1 to Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A and Solazyme, Inc.					X
10.30§	Form of 2011 Equity Incentive Plan Stock Option Agreement					X
10.31§	Form of 2011 Equity Incentive Plan Restricted Stock Agreement					X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (found on Signature Page)
31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X
101*	The following materials from Solazyme, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statement of Operations, (iii) Audited Consolidated Statements of Cash Flows, (iv) Audited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Audited Consolidated Financial Statements					X

†	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the SEC.

§	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.