Form 10-K/A
period 2011-12-31
SOLAZYME INC
filed 2012-04-27
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 15, 2012, there were 60,338,935shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

None other than those specifically referenced in this Exhibits Index hereof.

Explanatory Note

Pursuant to General Instruction G(3) to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 15, 2012 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14, and Part IV, Item 15, because the definitive proxy statement for our 2012 annual meeting of stockholders will not be filed with the U.S. Securities and Exchange Commission, or the SEC, within 120 days after the end of our 2011 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety solely to include as exhibits the new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

Solazyme, Inc.

Annual Report on Form 10-K/A

For The Year Ended December 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our board of directors currently consists of eight members, comprised of six non-employee members, our president and our chief executive officer. The authorized number of directors may be changed only by resolution of the board of directors. Our bylaws provide that the board is divided into three classes with staggered terms described below, with each class to be as nearly equal in number as possible. Any additional directorships resulting from an increase in the number of directors would be distributed among the three classes so that, as nearly as possible, each class would consist of one-third of the directors. Our three classes of directors are:

•	Class I directors, who consist of Ian T. Clark, William D. Lese and Daniel H. Miller, whose initial terms expire at our annual meeting to be held in 2012;

•	Class II directors, who consist of Michael V. Arbige, Jerry Fiddler and Ann Mather, whose initial terms will expire at our annual meeting of stockholders to be held in 2013; and

•	Class III directors, who consist of Jonathan S. Wolfson and Harrison F. Dillon, whose initial terms will expire at our annual meeting of stockholders to be held in 2014.

Upon expiration of the initial terms set forth above, each director’s successor elected upon expiration of the applicable initial term will serve until such director’s successor has been duly elected and qualified at the third annual meeting following their election, or until such director’s earlier death, resignation or removal. Under Delaware law, our directors may be removed for cause by the affirmative vote of the holders of a majority of our voting stock.

Biographical information for each director is presented below. Except as otherwise indicated, all have had the same principal positions and employment for over five years.

Michael V. Arbige, 57, has been a member of our board of directors since 2005. In May 2011, E.I. du Pont de Nemours and Company acquired Genencor International, Inc., a division of Danisco US Inc., a diversified biotechnology company, and Dr. Arbige was appointed Vice President, Research and Development of the Industrial Biotechnology Division. From 1990 to 2011, Dr. Arbige held a variety of positions at Genencor, most recently as its Executive Vice President of Research and Development, a position he held from 2009 to 2011 . He is responsible for all activities associated with managing and driving the research and development activities for the division. Dr. Arbige obtained his Ph.D. in Microbial Physiology and Genetics in 1982 from the University of New Hampshire. Dr. Arbige is a valuable member of the board of directors due to his experience in and knowledge of the biotechnology sector.

Ian T. Clark, 51, has been a member of our board of directors since April 2011. Mr. Clark currently serves as chief executive officer of Genentech, Inc., a member of the Roche Group, and head of North American Commercial Operations. He was appointed to this role in January 2010. Mr. Clark also leads the Genentech executive committee and is a member of the Genentech board of directors. Mr. Clark joined Genentech in 2003 as senior vice president and general manager, BioOncology. In August 2005 he was named senior vice president, Commercial Operations and became a member of the executive committee, and in January 2006, he was named executive vice president, Commercial Operations. In April 2009, he was named head of Global Product Strategy and chief marketing officer. Prior to joining Genentech, Mr. Clark served as president of Novartis Canada, overseeing all of the company’s country operations. Before assuming his post in Canada, Mr. Clark served as chief operating officer for Novartis United Kingdom. Prior to joining Novartis in 1999, Mr. Clark worked in vice presidential roles in sales and marketing for Sanofi (Aventis) and Ivax in the United Kingdom and Eastern Europe. Mr. Clark has served on the board of the Biotechnology Industry Organization (BIO) Industry Association since 2009, is an advisor to the Institute of Life Sciences at Southampton University in the United

Kingdom, and is a member of the Federal Reserve Bank of San Francisco’s Economic Advisory Council. Mr. Clark received a Bachelor of Science degree in biological sciences from Southampton University in the United Kingdom. Mr. Clark is a valuable member of the board of directors due to his experience in and knowledge of the biotechnology sector and his leadership experience.

Harrison F. Dillon, 41, is a co-founder and was our Chief Executive Officer from 2003 until 2008 when he became President and Chief Technology Officer. Prior to founding Solazyme, Dr. Dillon was an associate at Kilpatrick Townsend & Stockton LLP formerly Townsend and Townsend and Crew LLP, a law firm, from 2003 to 2004. Prior to joining Kilpatrick Townsend & Stockton LLP, Dr. Dillon held a variety of positions related to intellectual property law and technology licensing at Parsons, Behle, and Latimer PLC, a law firm, and the University of Utah Research Foundation, an academic institution. Dr. Dillon obtained a J.D. from Duke University School of Law and a Ph.D. in genetics from the University of Utah. He has served as a member of our board of directors since inception. Dr. Dillon is a valuable member of the board of directors due to his leadership, his extensive knowledge of intellectual property and his extensive understanding of the company, which brings historic knowledge and continuity to the board of directors.

Jerry Fiddler, 60, has been a member and the Chairman of our board of directors since 2004. From 1981 to 2009 Mr. Fiddler was, at various times, the founder, Chief Executive Officer, Chairman and/or director of Wind River Systems, Inc., a publicly held software company, until it was acquired by Intel Corporation, a semiconductor company. Mr. Fiddler is the principal/CEO of Zygote Ventures, LLC, and an adjunct professor at University of California, Berkeley. He serves on a number of private company and non-profit boards. Mr. Fiddler obtained an M.S. from the University of Illinois. Mr. Fiddler is a valuable member of the board of directors due to his leadership and corporate governance experience, his experience as Chief Executive Officer and Chairman of a public company, his service on the boards of directors of other private companies and non-profit entities and his extensive knowledge of the company due to his service on the board of directors since 2004, which brings historic understanding and continuity to the board of directors.

William D. Lese, 54, has been a member of our board of directors since 2008. Mr. Lese co-founded and since 2002 has served as a managing partner of Braemar Energy Ventures, LP, a venture capital management company, focused exclusively on investing in early to mid-stage energy technology companies predominantly located in the United States and Canada. Mr. Lese holds a B.A. in Physics and a M.Sc. in Energy Sciences from New York University. Mr. Lese is a valuable member of the board of directors due to his experience in and knowledge of the technology sector and his knowledge of energy and environmental businesses.

Ann Mather, 52, has been a member of our board of directors since April 2011. Ms. Mather has been a member of the board of directors of Google Inc., an online search provider, since November 2005, and serves as chair of its audit committee; Glu Mobile Inc., a publisher of mobile games, since September 2005, and serves as chair of its Audit Committee; MGM Holdings Inc., a motion picture and television production and distribution company, since December 2010, and serves on its Compensation Committee; MoneyGram International, a global payment services company, since May 2010; and Netflix, Inc., an internet subscription service for movies and television shows, since July 2010, and serves on its Audit Committee. Ms. Mather has been an Independent Trustee to the Dodge and Cox funds Board of Trustees since May 2011. Ms. Mather was previously a director of Central European Media Enterprises Group, a developer and operator of national commercial television channels and stations in Central and Eastern Europe; Zappos.com, Inc., a privately held, online retailer, until it was acquired by Amazon.com, Inc. in 2009; and Shopping.com, Inc., a price comparison web site, until it was acquired by eBay Inc. in 2005. From 1999 to 2004, Ms. Mather was Executive Vice President and Chief Financial Officer of Pixar, a computer animation studio. Prior to her service at Pixar, Ms. Mather was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ms. Mather holds a Master of Arts degree from Cambridge University and is a chartered accountant. Ms. Mather is a valuable member of the board of directors due to her service on the boards of directors of other public and private companies and her knowledge of accounting.

Daniel H. Miller, 56, has been a member of our board of directors since 2005. Mr. Miller co-founded and since 1997 has served as a managing member of The Roda Group, a venture capital group currently focused on companies that address the market opportunities associated with global climate change and the stress on natural resources. Mr. Miller holds a B.Sc. in Electrical Engineering from Cornell University and a M.Sc. in Electrical Engineering from Stanford University. Mr. Miller is a valuable member of the board of directors due to his experience in the technology sector and background in engineering.

Jonathan S. Wolfson, 41, is a co-founder and was our President and Chief Operating Officer from 2003 until 2008 when he became Chief Executive Officer. Prior to founding Solazyme, Mr. Wolfson held a variety of positions in finance, business and law, most recently that of Vice President of Finance and Business Development for 7thOnline, Inc., a supply chain software company. Immediately prior to that Mr. Wolfson was co-founder and Chief Operating Officer of InvestorTree, Inc., a financial services software company. Mr. Wolfson obtained a law degree from New York University (NYU) School of Law and an M.B.A. from NYU Stern School of Business. He has served as a member of our board of directors since inception. Mr. Wolfson is a valuable member of the board of directors due to his leadership, his experience in finance and business and his extensive understanding of the company, which brings historic knowledge and continuity to the board of directors.

Audit Committee

We have a separately-designated standing audit committee. Our audit committee consists of three members: Ms. Mather, Mr. Fiddler and Mr. Miller. Our board of directors has determined that all members of our audit committee satisfy the independence and financial literacy requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the NASDAQ listing standards. Mr. Miller does not meet the safe harbor provisions of Rule 10A-3 of the Exchange Act; however, our board of directors has determined that Mr. Miller meets the requirements of Rule 10A-3 of the Exchange Act. Our board of directors has also determined that Ms. Mather is an audit committee “financial expert” as defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 and satisfies the financial sophistication requirements of the NASDAQ listing standards. In making this determination, our board of directors considered the nature and scope of experience she has had with reporting companies, and her prior experience, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

Executive Officers

The following sets forth information regarding our executive officers. Information pertaining to Mr. Wolfson and Dr. Dillon, who are both directors and executive officers of Solazyme, may be found in the section above entitled “Directors.”

Tyler W. Painter, 40, has served as our Chief Financial Officer since October 2007. Prior to joining us, Mr. Painter served as interim Corporate Controller for PMC-Sierra (PMCS), a provider of broadband communications and internet infrastructure semiconductor solutions, from May 2007 through October 2007. From 2001 to 2007, Mr. Painter served as Vice President of Finance and Investor Relations and Corporate Treasurer for Wind River Systems, Inc., a software company. Prior to joining Wind River Systems, Inc., Mr. Painter held a variety of positions in finance at CarsDirect, Inc., an online automobile sales company, and at Gap, Inc., a retail clothing company. Mr. Painter obtained a B.S. in Business Administration/Finance from California Polytechnic State University, San Luis Obispo.

Peter J. Licari, 48, has served as our Executive Vice President of Technology since December 2010. He served as our Senior Vice President, Research and Development from October 2008 through December 2010. From 1998 to 2008, Dr. Licari held various positions at Kosan Biosciences, Inc., a biopharmaceutical company. In his last position at Kosan Biosciences, Inc. he served as Senior Vice President, Manufacturing and Operations

responsible for the process development and manufacturing of Kosan’s clinical compounds. From 1993 to 1996, Dr. Licari served as the Director of Vaccine Manufacturing and Development at Massachusetts Biologic Laboratories, a part of the University of Massachusetts, an academic institution. Prior to joining Massachusetts Biologic Laboratories, Dr. Licari had a variety of research positions at BASF Bioresearch Corporation, a biopharmaceutical company, and Merck & Co., Inc., a pharmaceutical company. Dr. Licari obtained his Ph.D. in Chemical Engineering from the California Institute of Technology and obtained a M.B.A. from Pepperdine University.

Paul T. Quinlan, 49, has served as our General Counsel since May 2010 and as our Secretary since June 2010. From 2005 to 2010 Mr. Quinlan was General Counsel at Metabolex, Inc., a biopharmaceutical company. In this position, he was responsible for overseeing the legal affairs of Metabolex, Inc. From 2000 to 2005, Mr. Quinlan held various positions in the legal department at Maxygen, Inc., a biopharmaceutical company, most recently that of Chief Corporate Securities Counsel. Prior to joining Maxygen, Inc., Mr. Quinlan was an associate at Cooley LLP, a law firm, and Cravath, Swaine & Moore LLP, a law firm. Mr. Quinlan obtained a law degree from Columbia University Law School and a M.Sc. in Medical Biophysics from the University of Toronto.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us or written representations that no report was required to be filed, we believe that all Section 16(a) filing requirements were timely met during 2011.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The full text of our code of Business Conduct and Ethics is posted on the Corporate Governance section of the Investors section of our website at www.solazyme.com. The code is available in print to any person without charge, upon request sent to our Secretary, at Solazyme, Inc., 225 Gateway Boulevard, South San Francisco, California 94080. We will disclose, in accordance with all applicable laws and regulations, amendments to provisions of our Code of Business Conduct and Ethics, or waivers of such provisions, that are applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our web site identified above.

Stockholder Communications with our Board of Directors

Stockholders and interested parties may communicate with our board of directors by sending correspondence to the board of directors, a specific committee of our board of directors or a director c/o our Secretary, at Solazyme, Inc., 225 Gateway Boulevard, South San Francisco, California 94080 or by sending electronic mail to CorporateSecretary@solazyme.com.

Our Secretary reviews all communications to determine whether the contents include a message to a director and will provide a summary and copies of all correspondence (other than solicitations for services, products or publications) to the applicable directors at each regularly scheduled meeting. The Secretary will alert individual directors to items that warrant a prompt response from the individual director prior to the next regularly scheduled meeting. Items warranting prompt response, but not addressed to a specific director, will be routed to the applicable committee chairperson.

Recommendations of Nominees to the Board of Directors

The nominating and corporate governance committee considers director candidates suggested by directors, senior management and stockholders and evaluates all nominees for director in the same manner. Stockholders may recommend individual nominees for consideration by the nominating and corporate governance committee by communicating with the committee as discussed above in “Stockholder Communications with our Board of Directors.” Our board of directors ultimately determines individuals to be nominated at each annual meeting. Stockholders must comply with the procedures described below under “Stockholder Proposals and Nominations.” From time-to-time, the nominating and corporate governance committee may retain a third party search firm to identify director candidates and has sole authority to select the search firm and approve the terms and fees of any director search engagement.

Stockholder Proposals and Nominations

Requirements for Stockholder Proposals to be Considered for Inclusion in Next Year’s Proxy Materials

Stockholder proposals to be considered for inclusion in the proxy statement and form of proxy relating to the 2013 annual meeting of stockholders must be received no later than 120 calendar days before the date our proxy statement is released to stockholders in connection with our 2012 annual meeting of stockholders. In addition, all proposals will need to comply with Rule 14a-8 under the Exchange Act, which lists the requirements for the inclusion of stockholder proposals in company-sponsored proxy materials.

Stockholder proposals must be delivered to the attention of our Secretary, at Solazyme, Inc., 225 Gateway Boulevard, South San Francisco, California 94080, by facsimile at (650) 989-1258 or by email at CorporateSecretary@solazyme.com.

Other Stockholder Proposals for Presentation at Next Year’s Annual Meeting

Notice of any director nomination or other proposal that you intend to present at the 2013 annual meeting of stockholders, but do not intend to have included in the proxy statement and form of proxy relating to the 2013 annual meeting of stockholders, must be delivered to, or mailed and received by, our Secretary, at Solazyme, Inc., 225 Gateway Boulevard, South San Francisco, CA 94080, by facsimile at (650) 989-1258 or by email at CorporateSecretary@solazyme.com not less than 90 days nor more than 120 days prior to the first anniversary of the 2012 Annual Meeting of Stockholders. However, if the date of the annual meeting is advanced more than 30 days prior to such anniversary date or delayed more than 70 days after such anniversary date, then such notice must be received by us no earlier than 120 days prior to such annual meeting and no later than the later of 70 days prior to the date of the meeting or the tenth day following the day on which public announcement of the date of the meeting was first made by us. In addition, your notice must set forth the information required by our bylaws with respect to each director nomination or other proposal that you intend to present at the 2013 annual meeting of stockholders. Copies of the provisions of our bylaws applicable to stockholder nominations and proposals will be forwarded to any stockholder upon written request.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information for the fiscal year ended December 31, 2011 about the material elements of compensation that were paid, awarded to or earned by, our “named executive officers,” who consist of our principal executive officer, principal financial officer and the three most highly compensated other executive officers. Our named executive officers are:

•	Jonathan S. Wolfson, Chief Executive Officer;

•	Harrison F. Dillon, President and Chief Technology Officer;

•	Tyler W. Painter, Chief Financial Officer;

•	Peter J. Licari, Executive Vice President, Research and Development; and

•	Paul T. Quinlan, General Counsel and Secretary.

Compensation Decisions

Our compensation approach is driven by our stage of development. Prior to the completion of our initial public offering in June 2011, we were a privately-held company. In determining executive compensation as a privately-held company, we informally considered a wide variety of factors in arriving at our compensation decisions, including the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development operating in the biotechnology and clean technology industries. This consideration was driven by the general and personal knowledge possessed by members of our compensation committee and board of directors, based on their experiences with other companies, and also included consultations with our chief executive officer and human resources staff and their personal knowledge, such as from contacts with other professionals in the industry and from prior experience. In addition, to complement our review of executive compensation, our compensation committee and board of directors consulted publicly available compensation surveys as one reference point.

In December 2010, as we took steps towards being a public company, our compensation committee retained Radford Consulting (Radford) to conduct a review of our compensation structure and policies and assist our compensation committee in designing and implementing our executive compensation program as a newly public company. Now that we are a public company, our compensation committee periodically seeks input from Radford on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data.

Compensation Philosophy and Objectives

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards designed to effectively attract, motivate, reward and retain our executive officers. We favor a “pay-for-performance” compensation philosophy that is driven by individual and corporate performance. We also continue to review what we believe are best practices with respect to compensation and benefits and review market data in order to maintain external competitiveness for our key talent. In addition, we believe that internal pay equity is an important factor in determining executive compensation. As we continue to grow as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve.

Our executive compensation program is designed to:

•	align the interests of our executive officers with stockholders by motivating executive officers to increase stockholder value and reward executive officers when stockholder value increases;

•	attract and retain talented and experienced executives who strategically address our short-term and long-term needs;

•	reward executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our stockholders; and

•	compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives and create stockholder value.

To help achieve these objectives, the compensation committee ties a substantial portion of the executives’ overall compensation to key strategic business, financial and operational goals, such as business development and innovation, product development, manufacturing and revenue metrics.

Our executive compensation program rewards corporate achievement, as well as both team and individual accomplishments, by emphasizing a combination of corporate results and individual accountability. A significant portion of total compensation is placed at risk through annual performance bonuses and long-term incentives. Our historic practice for long-term incentives has been to grant stock options at the time of hire or promotion, as well as annual stock option awards tied to performance. We occasionally, based upon individual circumstances, issue stock options or restricted stock on an ad-hoc basis, in each case with approval from the board of directors or compensation committee. Such ad-hoc awards are generally in recognition of specific achievements, increased job responsibilities, or to better align our internal equity goals. Going forward we expect to use a mix of annual performance bonuses, restricted stock (or restricted stock units) and stock options to optimize the alignment of the interests of our named executive officers with those of our stockholders. This combination of cash and equity incentives is designed to balance annual business and operating objectives, and our financial performance, with longer-term stockholder value creation.

We also seek to promote a long-term commitment to Solazyme by our executives. We believe that there is great value to us in having a team of long-tenured, seasoned managers. Our team-focused culture and management practices are designed to foster this commitment. In addition, the typical vesting schedule attached to equity awards is based upon continued employment for four years following the grant, and is intended to retain our executives and reinforce this long-term commitment.

Executive Compensation Procedures

Our compensation committee has historically reviewed and recommended, and the board of directors has approved, the compensation of our chief executive officer, president and chief financial officer. As a newly public company, our executive compensation practices have evolved such that our compensation committee is responsible for both the performance evaluation of our named executive officers and the setting of their compensation. In addition, the compensation committee administers our executive compensation programs and initiatives. The compensation committee continues to take into consideration input from our chief executive officer regarding performance of the other named executive officers and recommendations for their compensation amounts. However, the compensation committee makes the final decision with respect to amounts approved or recommended to the full board of directors for approval. Furthermore, the compensation committee meets outside the presence of the chief executive officer when determining his compensation.

As noted above, in December 2010, our compensation committee retained Radford as its outside compensation consultant to review our policies and procedures with respect to executive compensation and to assist in determining an appropriate peer group for purposes of setting compensation as a public company. Based in part on initial discussions with Radford, together with the board of directors’ own analysis of our current compensation structure and our steps towards becoming a public company, the board of directors approved a series of compensation adjustments in March 2011 as set forth below. The compensation committee again engaged Radford to conduct a competitive review and analysis of our current executive compensation program in establishing the 2012 compensation levels for our named executive officers, also as set forth below.

Elements of Compensation and Pay Mix

For 2011, executive compensation consisted of the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation goals and objectives:

•	base salary;

•	annual cash incentive awards linked to individual, team and company performance;

•	periodic grants of long-term equity-based compensation; and

•	health and retirement benefits generally available to all employees.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders. We also provide executives with severance and double-trigger change in control benefits as described below.

Although we do not have a policy to allocate specific percentages of compensation to any particular element, we believe the combination of elements provides a well-proportioned mix of secure compensation, retention value and at-risk compensation that produces short-term and long-term performance incentives and rewards. By following this approach, we motivate our executives to focus on business results that will produce a high level of short-term and long-term performance for us and potential long-term value creation for our executives and our stockholders, as well as reducing the risk of recruitment of top executive talent by competitors. We do not have a formula for determining the amount of each element of compensation. Instead, each element is determined based on a combination of the factors described under “Short-Term Incentives,” “Long-Term Incentives,” “2011 Compensation Actions for Our Named Executive Officers” and “2012 Compensation Actions for Our Named Executive Officers.” Except as otherwise described in these sections, there was no particular primary factor in determining the amount of any element and instead, our compensation decisions were based on subjective judgments about appropriate amounts after considering the factors listed in these sections. We believe a mix of annual cash incentive awards and long-term equity compensation provides an appropriate balance between short-term business performance and long-term financial and stock performance.

Short-Term Incentives

Base Salary. Base salary is designed to provide our executive officers with steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance. The base salaries established for 2011 for each of our named executive officers were intended to reflect wages that we believe are competitive for positions in companies of similar size and stage of development based on the experience and general knowledge of our chief executive officer and our board of directors as well as a review of compensation surveys including the Radford Global Life Sciences Survey Benchmark Pre-IPO Report and Radford Global Life Sciences Survey (Nor Cal), which aggregated survey results from 130 biotechnology, pharmaceutical and medical device companies in Northern California with revenues of less than $1 billion, to understand our compensation practices compared to those of other companies with similar employee numbers, revenues, market capitalization, and other measures. The base salaries established for 2012 for each of our named executive officers were similarly intended to reflect wages that we believed were competitive for positions in companies of similar size and stage of development based on a review of compensation surveys including the 2011 Radford High Tech Survey and the 2011 Radford Global Life Sciences Survey and peer group data described below. The setting of salaries also includes a subjective judgment as to appropriate levels taking into account each individual’s job duties, responsibilities, performance and experience and comparisons to the salaries of our other executive officers. The base salary increases described below under “2011 Compensation Actions for Our Named Executive Officers” and “2012 Compensation Actions for Our Named Executive Officers” were based on these considerations.

Base salaries are reviewed at least annually (or more frequently in specific circumstances) and may be recommended for adjustment from time to time based on the results of that review. Salary increases are determined using a combination of relevant competitive market data, internal equity comparisons and assessment of individual performance.

Cash Bonuses. We have an annual cash bonus plan under which cash bonuses may be paid to each of our employees, including our executive officers, shortly after the end of each calendar year. Bonus payout is not based on a specific formula, but instead is based on an assessment of our accomplishments, performance and achievements as measured against our business and financial goals. Individual goals were not specifically set for the 2011 bonus plan, although our compensation committee took into account individual job performance in setting both the target and the pay-out amounts. Target bonus amounts are determined based on the executive officer’s specific position, subjective analysis of an executive officer’s skills and potential contributions and, for new hires, individual negotiations at the time of employment. For 2011, the target amounts were: 60% of base salary for our chief executive officer; 50% of base salary for our president and chief technology officer; 45% of base salary for our chief financial officer; 45% of base salary for our executive vice president, research and development; and 40% of base salary for our general counsel.

Cash bonus decisions relating to 2011 performance were based upon (1) our success in achieving our corporate objectives for the plan year, (2) the individual’s contributions to the successful completion of such corporate objectives and (3) the individual’s success in achieving his or her personal goals and objectives for the plan year. Our corporate objectives were a combination of business, operating, financial and technology based goals that were evaluated throughout the year by the board of directors.

The payout of cash bonuses relating to 2011 performance was not based on a specific formula but included both business and financial objectives and business development and technology goals. When established, the board of directors viewed the corporate objectives as aggressive but not unobtainable, and believed that the named executive officers, if they continued to perform at a level consistent with past performance, would have the opportunity to accomplish a meaningful number of the objectives. In addition, management was encouraged to work towards other achievements that would maximize the value of our product pipeline and solidify our financial status. Following the end of the year, the compensation committee assessed our accomplishments and overall performance and determined an appropriate percentage payout for the named executive officers. The bonus payout was set at 200% of target for each of our chief financial officer and executive vice president, research and development; 175% of target for our chief executive officer; 167% of target for our general counsel; and 125% of target for our president and chief technology officer. The bonus payouts reflect the achievement of substantially all of our business goals as well as to reward the executives for particular extraordinary achievements such as our successful initial public offering, the execution of key strategic supply and development agreements, the progress of our Solazyme Roquette Nutritionals joint venture with Roquette, the successful launch of our Algenist™ brand, the continued success of on-time deliveries of in-specification fuel to the US Navy and the continued progress during the year on the development of specific tailored oils and their manufacturing scale up.

The compensation committee has not yet adopted a policy for recovering bonuses from our executive officers if the performance outcomes that led to the bonus determination were to be restated, or found not to have been met to the extent originally believed by the compensation committee, but we will comply with applicable law and adopt an appropriate recoupment policy when rules are issued under the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Long-Term Incentives

Long-term Equity Compensation. Our equity incentive program is intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards such performance by our executive officers through the use of equity incentives. Our long-term incentives to date have consisted of stock option and restricted stock grants. We believe that our equity incentive program is an important retention tool for our employees, including our executive officers.

The individual grants approved in 2011, as described below under “2011 Compensation Actions for Our Named Executive Officers,” and in 2012, as described below under “2012 Compensation Actions for Our Named Executive Officers,” were determined based on a review by our board of directors and our compensation committee, respectively, of the executive’s job performance in addition to consideration of a number of factors, including the competitive market for corresponding positions within comparable companies, the general and personal knowledge possessed by our chief executive officer, human resources staff and board members, review of the Radford executive compensation surveys described above, internal equity. Equity awards to executive officers have not historically been based upon a formula.

Other Compensation and Benefits

Other Employee Benefits. We maintain a 401(k) plan in which substantially all of our employees are entitled to participate. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. The plan permits us to make matching contributions if we choose. To date we have not made matching contributions although we may choose to do so in the future. We provide health care, dental, vision, life insurance and disability benefits to all full-time employees, including our executive officers. We also have a flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance. These benefits are available to all employees, subject to applicable laws. Other than as described below, we do not provide perquisites to executive officers that are not available to all of our employees on the same terms.

Severance and Change of Control Benefits. Each of our named executive officers is entitled to certain severance and change of control benefits, the terms of which are described in detail below under “Potential Payments Upon Termination or Change of Control and Separation Agreements.” With respect to change of control benefits, we may provide severance compensation or equity acceleration if an executive officer is terminated in connection with a change of control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction. The severance and change of control benefits do not influence and are not influenced by the other elements of compensation, as these benefits serve different objectives. We believe that the severance benefits are appropriate in order to provide us with flexibility to make a change in executive management or corporate structure if such a change is in our stockholders’ best interests. As a result, we believe these severance and change of control benefits are an important element of our executive compensation program and assist us in recruiting and retaining talented individuals.

2011 Compensation Actions for Our Named Executive Officers

As described above, in December 2010 the compensation committee hired Radford to conduct a review of our compensation structure and policies. In March 2011, based on the recommendation of Radford, our board of directors adopted a peer group of companies, which includes public biotechnology, biofuels/chemical and clean technology companies. The peer group for 2011 consisted of the following companies:

A123 Systems, Inc.	Gevo, Inc.
Affymax, Inc.	InterMune, Inc.
Amyris, Inc.	MAP Pharmaceuticals, Inc.
Codexis Inc.	Martek Biosciences Corporation
Cytokinetics, Incorporated	Maxygen, Inc.
Energy Recovery, Inc.	Medivation, Inc.
EnerNOC, Inc.	Metabolix, Inc.
Exelixis, Inc.	Rentech, Inc.
FuelCell Energy, Inc.	Rigel Pharmaceuticals, Inc.
Genomic Health, Inc.	Tesla Motors, Inc.
Geron Corporation	Verenium Corporation
XenoPort, Inc.

In addition, in March 2011, based in part on the recommendations of Radford, our board of directors adopted a number of compensation changes (including severance and change of control protections). The board of directors targeted the 50th percentile of total compensation based on our peer companies but used the benchmarking as only one reference point in determining what the board believed was an appropriate compensation structure based upon the stage of the company, the responsibilities of the respective executive officers and the challenges we will face in the next several years. In particular, each individual’s revised compensation reflected the board of directors’ subjective assessment of a combination of the following factors: (1) each executive officer’s significant efforts to prepare for a public offering, (2) anticipation of each executive officer’s increased responsibilities once we became a public company, (3) to better reflect an appropriate public company compensation structure based on the review of our peer companies described above, and (4) to reflect the board of director’s support for each executive officer’s recent job performance.

Base salary and bonus adjustments were made effective January 1, 2011 and stock options were granted on March 9, 2011 with an exercise price of $8.77 per share, which represented 100% of the fair market value of our common stock on the date of grant. The stock options vest as to 1/48 of the underlying shares monthly from March 9, 2011 and have a maximum term of 10 years.

Jonathan S. Wolfson—Chief Executive Officer. Our board of directors increased Mr. Wolfson’s base salary effective as of January 1, 2011 to $500,000 per year, which represented an approximately 75% increase over his base salary for 2010. The board of directors also increased his target bonus to 60% of base salary and granted him stock options exercisable for an aggregate of 150,000 shares.

Harrison F. Dillon—Chief Technology Officer and President. Our board of directors increased Dr. Dillon’s base salary effective as of January 1, 2011 to $400,000 per year, which represented an approximately 40% increase over his base salary for 2010. The board of directors also granted him stock options exercisable for an aggregate of 100,000 shares.

Tyler W. Painter—Chief Financial Officer. Our board of directors increased Mr. Painter’s base salary effective as of January 1, 2011 to $340,000 per year, which represented an approximately 21% increase over his base salary as of December 31, 2010. The board of directors also increased his target bonus to 45% of base salary and granted him stock options exercisable for an aggregate of 50,000 shares.

Peter J. Licari—Executive Vice President, Research and Development. Our board of directors increased Dr. Licari’s base salary effective as of January 1, 2011 to $340,000 per year, which represented an approximately 21% increase over his base salary as of December 31, 2010. The board of directors also increased his target bonus to 45% of base salary and granted him stock options exercisable for an aggregate of 50,000 shares.

Paul T. Quinlan—General Counsel and Secretary. Our board of directors increased Mr. Quinlan’s base salary effective as of January 1, 2011 to $300,000 per year, which represented a 20% increase over his base salary for 2010. The board of directors also increased his target bonus to 40% of base salary and granted him stock options exercisable for an aggregate of 60,000 shares.

2012 Compensation Actions for Our Named Executive Officers

In February 2012, based on the recommendation of Radford, our compensation committee selected a similar group of peer companies to that described above, with the elimination of Martek Biosciences Corporation, which was acquired, for use in establishing 2012 compensation levels for our named executive officers. In awarding annual stock option grants to our named executive officers, our compensation committee consulted with Radford and reviewed compensation surveys such as the 2011 Radford High Tech Survey and the 2011 Radford Global Life Sciences Survey.

Our compensation committee adjusted the salaries of our named executive officers, effective (and retroactive to) January 1, 2012, primarily to reflect a cost-of-living adjustment. Base salary and corresponding bonus adjustments were made effective January 1, 2012 and stock options were granted on February 11, 2012 with an exercise price of $11.49 per share, which represented 100% of the fair market value of our common stock on the date of grant. The stock options vest as to 1/48 of the underlying shares monthly from January 1, 2012 and have a maximum term of 10 years.

Jonathan S. Wolfson—Chief Executive Officer. Our compensation committee increased Mr. Wolfson’s base salary effective as of January 1, 2012 to $515,000 per year, which represented an approximately 3% increase over his base salary for 2011. Our compensation committee also granted him stock options exercisable for an aggregate of 250,000 shares.

Harrison F. Dillon—Chief Technology Officer and President. Our compensation committee increased Dr. Dillon’s base salary effective as of January 1, 2012 to $412,000 per year, which represented an approximately 3% increase over his base salary for 2011. Our compensation committee also granted him stock options exercisable for an aggregate of 100,000 shares.

Tyler W. Painter—Chief Financial Officer. Our compensation committee increased Mr. Painter’s base salary effective as of January 1, 2012 to $350,200 per year, which represented an approximately 3% increase over his base salary for 2011. Our compensation committee also granted him stock options exercisable for an aggregate of 100,000 shares.

Peter J. Licari—Executive Vice President, Research and Development. Our compensation committee increased Dr. Licari’s base salary effective as of January 1, 2012 to $350,200 per year, which represented an approximately 3% increase over his base salary for 2011. Our compensation committee also granted him stock options exercisable for an aggregate of 100,000 shares.

Paul T. Quinlan—General Counsel and Secretary. Our compensation committee increased Mr. Quinlan’s base salary effective as of January 1, 2012 to $309,000 per year, which represented a 3% increase over his base salary for 2011. Our compensation committee also granted him stock options exercisable for an aggregate of 100,000 shares.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, which only applies to public companies, limits the deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” The compensation committee has not established a policy for determining which forms of incentive compensation awarded to our executive officers should be designed to qualify as “performance-based compensation” and has not adopted a policy that requires all compensation to be deductible.

Summary Compensation Table

The following table shows, for fiscal years 2011 and 2010, all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and our three other highest paid executive officers. The officers listed in the table below are referred to in this report as the “named executive officers.”

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(4)	Total ($)
Jonathan S. Wolfson,	2011	500,000		—	665,237	525,000	16,532	1,706,769
Chief Executive Officer	2010	285,000		—	133,384	800,000	13,341	1,231,725

Harrison F. Dillon, President and Chief Technology Officer	2011	400,000		—	443,491	250,000	21,344	1,114,835
	2010	285,000		—	133,384	800,000	16,739	1,235,123

Tyler W. Painter, Chief Financial Officer	2011	340,000		—	221,746	306,000	20,994	888,740
	2010	255,208		51,700	346,854	147,000	17,310	818,072

Peter J. Licari, Executive Vice President, Research and Development	2011	340,000		—	221,746	306,000	18,443	886,189
	2010	257,500		—	294,943	105,000	6,063	663,506

Paul T. Quinlan,	2011	300,000		—	266,095	200,000	18,879	784,974
General Counsel and Secretary	2010	138,447	(3)	—	322,199	60,000	9,606	530,252

(1)	The dollar amounts in this column represent the grant date fair value for stock awards and option awards granted in 2011 and 2010. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model for option awards. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our financial statements included in the Original Filing.
(2)	Represents cash performance bonuses for 2011 and 2010 paid in March 2012 and February 2011 respectively.
(3)	Mr. Quinlan’s first day of employment was May 24, 2010.
(4)	Represents health, life and disability insurance premiums paid on behalf of the listed named executive officer.

Grants of Plan-Based Awards in Fiscal 2011

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2011.

2011 Grants of Plan-Based Awards Table

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise Price or Base Price of Option Awards ($/ Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name		Target ($)(2)
Jonathan S. Wolfson	3/9/2011	—	—	150,000	8.77	665,237
	—	300,000	—	—	—	—
Harrison F. Dillon	3/9/2011	—	—	100,000	8.77	443,491
	—	200,000	—	—	—	—
Tyler W. Painter	3/9/2011	—	—	50,000	8.77	221,746
	—	153,000	—	—	—	—
Peter J. Licari	3/9/2011	—	—	50,000	8.77	221,746
	—	153,000	—	—	—	—
Paul T. Quinlan	3/9/2011	—	—	60,000	8.77	266,095
	—	120,000	—	—	—	—

(1)	We do not provide for thresholds or maximums as part of our performance bonus program. Our performance bonus program is described above in “Compensation Discussion and Analysis—Short Term Incentives.”
(2)	Amounts shown in the “Target” column reflect the amount of cash target set for bonus for each named executive officer under the 2011 cash performance bonus program. Actual cash bonuses were paid in March 2012 and are shown in the 2011 Summary Compensation Table.
(3)	Shares subject to the stock option vest monthly over a four-year period.
(4)	Total stock-based compensation as determined under FASB ASC Topic 718. Amounts are amortized over the requisite service period for each award.

Outstanding Equity Awards at Fiscal Year-End 2011 Table

The following table shows, for the year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jonathan S. Wolfson	6,059	—	—	0.132	2/7/2013	(2)	—	—
	100,000	—	—	0.132	2/7/2013	(3)	—	—
	50,000	—	13,542	0.946	6/8/2014	(3)	—	—
	110,000	—	57,292	2.350	6/13/2020	(3)	—	—
	150,000	—	121,875	8.770	3/8/2021	(3)	—	—

Harrison F. Dillon	33,600	—	—	0.132	2/7/2013	(2)	—	—
	100,000	—	—	0.132	2/7/2013	(3)	—	—
	50,000	—	13,542	0.946	6/8/2014	(3)	—	—
	110,000	—	57,292	2.350	6/13/2020	(3)	—	—
	100,000	—	81,250	8.770	3/8/2021	(3)	—	—

Tyler W. Painter	25,000	—	4,720	0.860	9/16/2018	(3)	—	—
	100,000	—	27,084	0.860	6/8/2019	(3)	—	—
	55,000	—	28,647	2.350	6/13/2020	(3)	—	—
	100,000	—	68,750	2.350	10/6/2020	(3)	—	—
	50,000	—	37,500	6.790	12/15/2020	(3)	—	—
	50,000	—	40,626	8.770	3/8/2021	(3)	—	—

Peter J. Licari	98,721	—	52,089	0.860	11/4/2018	(4)	—	—
	24,063	—	22,500	1.010	12/17/2019	(3)	—	—
	100,000	—	68,751	2.350	9/14/2020	(3)	—	—
	50,000	—	37,500	6.790	12/15/2020	(3)	—	—
	50,000	—	40,626	8.770	3/8/2021	(3)

Paul T. Quinlan	120,000	—	90,626	2.350	6/13/2020	(4)	—	—
	40,000	—	30,000	6.790	12/15/2020	(3)	—	—
	60,000	—	48,750	8.770	3/8/2021	(3)	—	—

(1)	Stock options may be exercised prior to vesting, subject to repurchase rights that expire over the vesting periods indicated in the footnotes below. Accordingly, all stock options outstanding as of December 31, 2011 were exercisable in full.
(2)	Shares subject to the stock option vested monthly over a three-year period from the vesting commencement date.
(3)	Shares subject to the stock option vest or vested monthly over a four-year period from the vesting commencement date.
(4)	Shares subject to the stock option vested as to 1/4th of the shares one year after the vesting commencement date, and as to 1/48th of the total shares subject to the stock option on the first day of each month thereafter.

Option Exercises and Stock Vested in 2011

The table below sets forth information regarding stock option exercises completed by our named executive officers during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jonathan S. Wolfson	—	—	—	—
Harrison F. Dillon	—	—	—	—
Tyler W. Painter	—	—	76,355	959,919
Peter J. Licari	—	—	25,554	237,926
Paul T. Quinlan	—	—	30,000	450,000

Potential Payments Upon Termination or Change of Control and Separation Agreements

Cash Severance Payments in Connection with Termination of Employment

In March 2011, the board of directors approved arrangements with Mr. Wolfson, Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan, which superseded each of their prior employment-related agreements, and provide that if we terminate any of our named executive officer’s employment without cause or if any named executive officer resigns for good reason, the named executive officer is entitled, subject to our receipt of an effective waiver and release of claims executed by the named executive officer, to the following cash severance payments:

•

Lump sum cash, in an amount equal to 15 months (for Mr. Wolfson) or 12 months (for Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan) of the named executive officer’s base salary at the time of termination;

•	COBRA premiums for 15 months (for Mr. Wolfson) or 12 months (for Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan), subject in each case to discontinuance upon obtaining full-time employment; and

•

Lump sum cash, in an amount equal to 15 months (for Mr. Wolfson) or 12 months (for Dr. Dillon, Mr. Painter and Dr. Licari) of the named executive officer’s target bonus determined as if all performance targets had been met.

The following table estimates the amount of compensation that would have been payable to Mr. Wolfson, Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan in the event of a termination as described above, in each case as if the named executive officer’s employment had terminated on December 31, 2011, the last day of our prior fiscal year. The actual amounts that would be paid out in any termination event can only be determined at the time of the termination of the named executive officer’s employment with us. This table also excludes any payments required by law that are available to all employees, such as accrued vacation time. This table also does not reflect standard payroll withholdings and deductions that would be taken in accordance with our standard payroll practices.

Name	Salary Payment ($)	COBRA Premiums ($)	Bonus Payment for the Year of Termination ($)
Jonathan S. Wolfson	625,000	$31,061	375,000
Harrison F. Dillon	400,000	$16,299	200,000
Tyler W. Painter	340,000	$24,849	153,000
Peter J. Licari	340,000	$20,763	153,000
Paul T. Quinlan	300,000	$21,740	—

Vesting Acceleration in Connection with Termination of Employment

In March 2011, the board of directors approved arrangements with Mr. Wolfson, Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan which provide that if we terminate any of our named executive officer’s employment without cause or if any named executive officer resigns for good reason, the vesting (or lapse in any right of repurchase) of all equity compensation awards held by the named executive officer will be accelerated by 15 months (for Mr. Wolfson) or 12 months (for Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan), subject to our receipt of an effective waiver and release of claims executed by the named executive officer. In addition, if the termination is in connection with a change of control of our company, all equity compensation awards held by the named executive officer will be accelerated in full.

The following table estimates the value of the vesting acceleration provisions described above with respect to Mr. Wolfson, Dr. Dillon, Mr. Painter, Dr. Licari and Mr. Quinlan in the event of a termination as described above, in each case as if the named executive officer’s employment had terminated on December 31, 2011, the last day of our prior fiscal year. The actual value of vesting acceleration in any termination event can only be determined at the time of the termination of the named executive officer’s employment with us.

Name	Value of Option Acceleration - Termination Not Related to Change of Control ($)(1)	Value of Option Acceleration - Termination Related to Change of Control ($)(1)
Jonathan S. Wolfson	623,339	1,076,946
Harrison F. Dillon	477,800	949,790
Tyler W. Painter	801,171	1,600,042
Peter J. Licari	1,039,325	1,795,444
Paul T. Quinlan	456,175	1,171,366

(1)	The value of vesting acceleration is calculated using the closing price of our common stock on the NASDAQ Global Select Market on December 30, 2011 with respect to unvested option shares subject to acceleration, minus the exercise price of these unvested option shares.

Best Tax Effect

Our arrangements with the named executive officers do not provide for any excise tax gross-up. Instead, if any of the named executive officers is to receive any payment or distribution in the nature of compensation (within the meaning of Section 280G(b)(2) of the Code) to or for the benefit of such named executive officer, whether under an employment agreement or otherwise, and would be subject to the excise tax imposed by Section 4999 of the Code of 1986, as amended, or the Code (together with any interest or penalties imposed with respect to such excise tax), then such payments will be reduced to the greatest amount that could be received by the named executive officer without triggering the payment of any excise tax, if such reduction results in the officer retaining a greater after-tax amount.

Non-Employee Director Compensation

As described above under Executive Compensation – “Compensation Discussion and Analysis,” in December 2010 our compensation committee retained Radford to conduct a review of our compensation structure and policies, including non-employee director compensation. In March 2011, our board of directors adopted a compensation program for non-employee directors that became effective immediately upon the completion of our initial public offering in June 2011. Pursuant to this program, each member of our board of directors who was not our employee received cash compensation based upon the following annual compensation guidelines, as applicable:

•	$40,000 per year for service as a board member;

•	$15,000 per year for service as chair of the audit committee;

•	$12,000 per year for service as chair of the compensation committee;

•	$7,500 per year for service as chair of the nominating and corporate governance committee;

•	$8,000 per year for service as a non-chair member of the audit or compensation committee; and

•	$4,000 per year for service as a non-chair member of the nominating and corporate governance committee.

In addition, we reimburse our non-employee directors for expenses incurred in attending board and committee meetings. Members of our board of directors who are not our employees received either stock option awards or restricted stock unit awards under our 2011 Equity Incentive Plan. In 2011, upon initially joining our board of directors, each non-employee director was granted a stock option to acquire 21,000 shares of our common stock, with an exercise price equal to the then fair market value of our common stock, or 7,000 restricted stock units. These equity award grants vest according to the following schedule: one-third at 12 months from the vesting commencement date, followed by a series of 24 successive equal monthly installments.

In December 2011, our management conducted a review of our non-employee director compensation, considering a variety of factors including compensation paid to non-employee directors of similarly situated companies in our industry and companies that have undergone significant growth. As a result of the review, and in consultation with Mr. Fiddler, chair of the nominating and corporate governance committee, our management proposed adjustments to non-employee director compensation, with the increase in cash compensation effective as of January 1, 2012 and the increase in size of annual equity grants to be implemented at the 2012 annual meeting of stockholders. Pursuant to this program, each member of our board of directors who is not our employee will receive the following compensation for board services on or after January 1, 2012, as applicable:

•	$50,000 per year for service as a board member;

•	$25,000 per year for service as chair of the audit committee;

•	$25,000 per year for service as chair of the compensation committee;

•	$7,500 per year for service as chair of the nominating and corporate governance committee;

•	$15,000 per year for service as a non-chair member of the audit or compensation committee; and

•	$5,000 per year for service as a non-chair member of the nominating and corporate governance committee.

Also in December 2011, our compensation committee approved equity award grants covering 33,000 shares to each of our non-employee directors to align 2011 equity award grants made to our non-employee directors. These equity award grants vest according to the following schedule: one-third at 12 months from the vesting commencement date, followed by a series of 24 successive equal monthly installments.

Effective January 1, 2012, upon initially joining our board of directors, each non-employee director is granted an option to acquire 54,000 shares of our common stock, with an exercise price equal to the then fair market value of our common stock, or 18,000 restricted stock units. Upon initial appointment as chair of the board or lead director (if one is appointed), in addition to their cash compensation for service as a board member and the initial and annual equity grants received by non-employee directors, the chair of the board and the lead director (if one is appointed) are each granted an option to acquire 9,000 shares of our common stock, with an exercise price equal to the then fair market value of our common stock, or 3,000 restricted stock units. Beginning with the 2012 annual meeting of stockholders, on the date of each annual meeting of our stockholders, each non-employee director will be granted an option to acquire 18,000 shares of our common stock, with an exercise price equal to the then fair market value of our common stock, or 6,000 restricted stock units. In addition, on the date of each annual meeting of our stockholders beginning with the 2012 annual meeting of stockholders, each of the chair of the board and the lead director (if one is appointed), in addition to their cash compensation for service as a board member and the initial and annual equity grants received by non-employee directors, will be granted an option to acquire 12,000 shares of our common stock, with an exercise price equal to the then fair market value of our common stock, or 4,000 restricted stock units. Initial equity award grants to new members of our board of directors vest according to the following schedule: one-third at 12 months from the grant date, followed by a series of 24 successive equal monthly installments. A newly elected/appointed director and/or board chair or lead director receives a prorated portion of an annual grant (prorated to the next June 1) with a vesting schedule concluding as of the first June 1 after election/appointment. Except as described above with respect to the proration of annual grants for newly elected/appointed directors and/or chair of the board or lead director, annual equity award grants vest in a series of 12 successive equal monthly installments measured from the date of grant. All director stock options granted under our 2011 Equity Incentive Plan have a term of 10 years. All equity awards granted to a non-employee director vest in full immediately and automatically upon a change in control of the company.

The following table shows, for the year ended December 31, 2011, certain information with respect to the compensation of all of our non-employee directors.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael V. Arbige, Ph.D.	33,289	164,290	377,416	—	—	574,995
Ian T. Clark	30,911	—	517,323	—	—	548,234
Jerry Fiddler	32,992	—	712,600	—	—	745,592
William D. Lese	28,533	—	615,457	—	—	643,990
Ann Mather	32,694	—	517,323	—	—	550,017
Daniel H. Miller	28,533	—	615,457	—	—	643,990

(1)	The dollar amounts in this column reflect the grant date fair value of stock option awards granted in 2011. These amounts have been calculated in accordance with Financial Accounting Standard Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, or FASB ASC Topic 718, using the Black-Scholes option-pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see the notes to our financial statements included in our annual report on Form 10-K.
(2)	As of December 31, 2011, the following non-employee directors each held stock awards and stock options covering the following aggregate numbers of shares:

Name	Outstanding Option Awards (Shares) (#)	Outstanding Stock Awards (Shares) (#)
Michael V. Arbige, Ph.D.	120,213	7,000
Ian T. Clark	66,000	—
Jerry Fiddler	75,000	—
William D. Lese	66,000	—
Ann Mather	66,000	—
Daniel H. Miller	66,000	—

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees, nor has served as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee. None of our officers currently serve, nor have served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act except to the extent that Solazyme specifically incorporates it by reference into such filing.

Our compensation committee has reviewed and discussed with management the disclosures contained in the section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, our compensation committee recommended to our board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

The Compensation Committee

Michael V. Arbige (Chair)

Ian T. Clark

William D. Lese

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 15, 2012 for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Solazyme, Inc., 225 Gateway Boulevard, South San Francisco, CA 94080. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based solely on our review of SEC filings, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. The percentage ownership information under the column entitled “Percent of Common Stock Outstanding” is based on 60,338,935 shares of common stock outstanding as of March 15, 2012.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding (%)
5% or Greater Stockholders:
Entities affiliated with The Roda Group(1)	12,779,958	21.2
918 Parker Street
Berkeley, CA 94710
Braemar Energy Ventures II, LP	5,022,229	8.3
340 Madison Avenue, 18th Floor
New York, NY 10173
Executive Officers and Directors
Jonathan S. Wolfson(2)	3,743,681	6.2
Harrison F. Dillon(3)	2,532,317	4.2
Tyler W. Painter(4)	699,831	1.2
Peter J. Licari(5)	470,333	*
Paul T. Quinlan(6)	258,333	*
Daniel H. Miller(7)	10,835,694	18.0
William D. Lese(8)	5,033,429	8.3
Jerry Fiddler(9)	3,666,757	6.1
Michael V. Arbige(10)	312,049	*
Ian T. Clark(11)	45,998	*
Ann Mather(12)	42,998	*
All executive officers and directors as a group (11 persons)(13)	27,616,421	44.3

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Includes (i) 4,694,290 shares of common stock owned by The Roda Group Investment Fund XIV, LLC (Roda XIV), (ii) 86,847 shares of common stock owned by The Roda Group Investment Fund XV, LLC (Roda XV), (iii) 1,058,192 shares of common stock owned by The Roda Group Investment Fund XVII, LLC (Roda XVII), (iv) 2,125,665 shares of common stock owned by The Roda Group Investment Fund XVIII, LLC (Roda XVIII), (v) 1,018,239 shares of common stock owned by The Roda Group Investment Fund XIX, LLC (Roda XIX), (vi) 530,659 shares of common stock owned by The Roda Group Investment Fund XX, LLC (Roda XX), (vii) 20,280 shares of common stock owned by The Roda Group Venture Development Co., LLC (RGVD, and together with Roda XIV, Roda XV, Roda XVII, Roda XVIII, Roda XIX and Roda XX, the Roda Entities), (viii) 50,143 shares of common stock owned by The COM Trust, (ix) 68,934 shares of common stock owned by The DCM Educational Trust, and (x) 50,143 shares of common stock owned by The EMMM Trust, (xi) 954,122 shares of common stock owned by the Strauch Kulhanjian 2007 Irrevocable Family Trust, (xii) 477,147 shares of common stock owned by The Strauch Kulhanjian 2007 Irrevocable Children’s Trust, (xiii) 343,775 shares of common stock owned by Roger Strauch, (xiv) 25,000 shares of common stock held by Daniel Miller, (xv) 11,000 shares that Mr. Miller has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012 and (xvi) 1,265,522 shares of common stock held by The DHM Revocable Trust. Mr. Miller is a member of our board of directors and a managing member of each of the Roda Entities. Mr. Miller disclaims beneficial ownership of the shares of common stock held by the Roda Entities, except to the extent of his pecuniary interest therein. Mr. Miller also disclaims beneficial ownership of the shares of common stock held by The COM Trust, The DCM Educational Trust, The EMMM Trust, The Strauch Kulhanjian 2007 Irrevocable Children’s Trust and Roger Strauch.

(2)	Includes (i) 3,306,789 shares of common stock held by The Jonathan S. Wolfson Revocable Trust dated August 12, 2010, (ii) 276,474 shares that Mr. Wolfson has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 160,418 shares that Mr. Wolfson has the right to acquire upon the early exercise of stock options that remain subject to further vesting.
(3)	Includes (i) 2,130,384 shares of common stock owned by Dr. Dillon, (ii) 276,931 shares that Dr. Dillon has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 125,002 shares that Dr. Dillon has the right to acquire upon early exercise of stock options that remain subject to further vesting.
(4)	Includes (i) 311,498 shares of common stock of owned by Mr. Painter, (ii) 216,939 shares that Mr. Painter has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 171,394 shares that Mr. Painter has the right to acquire upon the early exercise of stock options that remain subject to further vesting.
(5)	Includes (i) 139,216 shares of common stock owned by Dr. Licari, (ii) 157,148 shares that Dr. Licari has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 173,969 shares that Dr. Licari has the right to acquire upon the early exercise of stock options that remain subject to further vesting.
(6)	Includes (i) 30,000 shares of common stock owned by Mr. Quinlan, (ii) 81,040 shares that Mr. Quinlan has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 147,293 shares that Mr. Quinlan has the right to purchase upon the early exercise of stock options that remain subject to further vesting.
(7)	Includes (i) 9,534,172 shares of common stock owned by the Roda Entities (ii) 25,000 shares of common stock owned by Mr. Miller, (iii) 11,000 shares that Mr. Miller has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012 and (iv) 1,265,522 shares of common stock held by The DHM Revocable Trust. Mr. Miller is a member of our board of directors and a managing member of each of the Roda Entities. Mr. Miller disclaims beneficial ownership of the shares of common stock held by the Roda Entities, except to the extent of his pecuniary interest therein.
(8)	Includes (i) 5,022,229 shares of common stock owned by Braemar Energy Ventures II, LP, (ii) 11,000 shares that Mr. Lese has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 200 shares of common stock held in a UTMA account for which Mr. Lese’s spouse serves as custodian. Mr. Lese disclaims ownership of the shares held in the UTMA account. Mr. Lese is a member of our board of directors and a managing partner of Braemar Energy Ventures II, LP. Mr. Lese disclaims beneficial ownership of the shares of common stock held by Braemar Energy Ventures II, LP except to the extent of his pecuniary interest therein.
(9)	Includes (i) 47,925 shares of common stock owned by Mr. Fiddler, (ii) 19,250 shares that Mr. Fiddler has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, (iii) 2,665,210 shares of common stock owned by Jazem I Family Partners, L.P. (Jazem I), (iv) 54,861 shares of common stock owned by the AAF 2006 Trust, (v) 54,861 shares of common stock owned by the ESF 2006 Trust, (vi) 54,861 shares of common stock owned by the ZUF 2006 Trust, and (vii) 769,789 shares of common stock owned by The Fiddler and Alden Family Trust (The Fiddler Trust). Mr. Fiddler is the Chairman of our board of directors and a General Partner of Jazem I, the trustee of The Fiddler Trust, and the co-trustee of the AAF 2006 Trust, the ESF 2006 Trust, and the ZUF 2006 Trust.
(10)	Includes (i) 99,049 shares of common stock owned by the Arbige and Stuart 2004 Trust, (ii) 126,787 shares of common stock owned by Dr. Arbige, of which 7,000 shares will be unvested as of 60 days from March 15, 2012, and (iii) 86,213 shares which Dr. Arbige has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012.
(11)	Includes (i) 3,000 shares of common stock owned by Mr. Clark, (ii) 28,997 shares that Mr. Clark has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 14,001 shares of common stock that Mr. Clark has the right to purchase upon the early exercise of stock options that remain subject to further vesting.

(12)	Includes (i) 28,997 shares that Ms. Mather has the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (ii) 14,001 shares of common stock that Ms. Mather has the right to purchase upon the early exercise of stock options that remain subject to further vesting.
(13)	Includes (i) 25,706,785 shares of common stock beneficially owned by our directors and officers of which 7,000 shares will be unvested as of 60 days from March 15, 2012, (ii) 1,168,990 shares that certain directors and officers have the right to acquire pursuant to outstanding options that are fully vested and exercisable within 60 days of March 15, 2012, and (iii) 806,078 shares that certain directors and officers have the right to purchase upon the early exercise of stock options that remain subject to further vesting.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning shares of our common stock authorized for issuance under all of the our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	8,587,433		$6.76	(4)	5,674,998
Equity compensation plans not approved by security holders	1,000,000	(3)	$13.50		—
Total	9,587,433		$7.48	(4)	5,674,998

(1)	Includes the 2004 Equity Incentive Plan, as amended, the 2011 Equity Incentive Plan and, for column (c), the 2011 Employee Stock Purchase Plan.
(2)	The 2011 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance under the such plan shall be increased on the first day of each year beginning in 2012 and ending in 2021, equal to the least of (A) 7,000,000 shares, (B) five percent (5%) of the outstanding shares of stock on the last day of the immediately preceding fiscal year and (C) such lesser number of shares of stock as determined by our board of directors. The 2011 Employee Stock Purchase Plan contains an “evergreen” provision pursuant to which the number of shares of common stock reserved for issuance under the such plan shall be increased on the first day of each year beginning in 2012 and ending in 2021, equal to the least of (A) 1,500,000 shares, (B) one percent (1%) of the outstanding shares of stock on the last day of the immediately preceding fiscal year and (C) such lesser number of shares of stock as determined by our board of directors.
(3)	Consists of a warrant issued to Bunge Limited. The warrant vests upon the achievement of performance milestones. The number of warrant shares issuable upon exercise is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to capital structure and corporate transactions. The warrant expires in May 2021.
(4)	Excludes restricted stock units, which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Below we describe transactions and series of similar transactions, entered into during 2011, to which we have been a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Below we also describe certain other transactions with our directors, executive officers and stockholders.

Other than as described below, there has not been, nor is there currently proposed, any such transaction or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under “Directors, Executive Officers and Corporate Governance.”

Executive Officer Loans—Repayment of Loans

In March 2011, the $750,000 loan we made to Mr. Wolfson, our chief executive officer, on November 11, 2008 pursuant to a promissory note was repaid in full. The note had an interest rate of 2.97% per annum and a term of five (5) years. Interest on the note compounded annually and accrued until the maturity date, subject to prepayment or acceleration terms set forth in the note. The note was secured by shares of our common stock owned by Mr. Wolfson. On the repayment date, an aggregate of $800,199 in principal and accrued interest was outstanding under the note.

In March 2011, the $750,000 loan we made to Dr. Dillon, our president and chief technology officer, on November 7, 2008 pursuant to a promissory note was repaid in full. The note had an interest rate of 2.97% per annum and a term of five (5) years. Interest on the note compounded annually and accrued until the maturity date, subject to prepayment or acceleration terms set forth in the note. The note was secured by shares of our common stock owned by Dr. Dillon. On the repayment date, an aggregate of $800,330 in principal and accrued interest was outstanding under the note.

Investor Rights Agreement

We entered into an agreement with purchasers of our preferred stock, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of common stock. These rights continued following completion of our initial public offering on June 2, 2011 and will terminate three years after or, for any particular holder with registration rights, at such time following our initial public offering when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act.

Indemnification of Executive Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and executive officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and executive officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and executive officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Policies and Procedures for Related Party Transactions

Pursuant to our Code of Business Conduct and Ethics, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our nominating and corporate governance committee, or other independent committee of our board of directors in the case it is inappropriate for our nominating and corporate governance committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our nominating and corporate governance committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our nominating and corporate governance committee any such related party transaction. In approving or rejecting the proposed agreement, our nominating and corporate governance committee shall consider the relevant facts and circumstances available and deemed relevant to the nominating and corporate governance committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our nominating and corporate governance committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our nominating and corporate governance committee determines in the good faith exercise of its discretion. All of the transactions described above were entered into prior to the adoption of our Code of Business Conduct and Ethics and were approved by our board of directors.

Director Independence

In March 2012, our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that all of our directors, other than Mr. Wolfson and Dr. Dillon, are “independent” within the meaning of applicable NASDAQ listing standards, constituting a majority of independent directors of our board of directors as required by NASDAQ listing standards.

Audit Committee

Our audit committee consists of three members: Ms. Mather, Mr. Fiddler and Mr. Miller. Our board of directors has determined that each member of the audit committee is independent within the meaning of applicable NASDAQ listing standards, and that each member has the financial literacy required by the NASDAQ listing standards.

Compensation Committee

Our compensation committee consists of three members: Dr. Arbige, Mr. Clark and Mr. Lese. Our board of directors has determined that each member of the compensation committee is independent within the meaning of applicable NASDAQ listing standards.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of three members: Mr. Fiddler, Dr. Arbige and Mr. Clark. Our board of directors has determined that each member of the nominating and corporate governance committee is independent within the meaning of applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Auditors

The following table shows the fees billed for the audit and other services provided by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates during the fiscal years ended December 31, 2011 and 2010:

	2011 ($)	2010 ($)
Audit Fees	1,131,400	116,801
Audit-Related Fees	—	—
Tax Fees	60,211	13,066
All Other Fees	2,200	2,200
Total	1,193,811	132,067

The “Audit Fees” category includes aggregate fees billed in the relevant fiscal year for professional services rendered for the audit of annual financial statements, review of financial statements included in Quarterly Reports on Form 10-Q, services rendered in connection with our initial public offering and for services that are normally provided in connection with statutory or regulatory filings or engagements for those fiscal years.

The “Tax Fees” category includes aggregate fees billed in the relevant fiscal year for professional services for tax compliance, tax advice and tax planning.

The “All Other Fees” category includes aggregate fees billed in the relevant fiscal year for an online technical accounting library subscription.

Approval of Audit and Permissible Non-Audit Services

Our audit committee charter requires the audit committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The audit committee will not approve any services that are not permitted by SEC rules.

The audit committee pre-approved all audit and audit related, tax and non-audit related services to be performed for us by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. Our consolidated financial statements are set forth in Part II, Item 8 of the Original Filing.

(a)(2)	Financial Statement Schedules. Financial statement schedules have been omitted as they are not required, not applicable or the information is otherwise elsewhere included.

(a)(3)	Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAZYME, INC.

By:	/S/ JONATHAN S. WOLFSON
Name: Jonathan S. Wolfson
Title: Chief Executive Officer
Date: April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan S. Wolfson	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2012
Jonathan S. Wolfson

/s/ Tyler W. Painter	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2012
Tyler W. Painter

*	Director	April 27, 2012
Michael V. Arbige

*	Director	April 27, 2012
Ian T. Clark

*	Director, President and Chief Technology Officer	April 27, 2012
Harrison F. Dillon

*	Chairman of the Board	April 27, 2012
Jerry Fiddler

*	Director	April 27, 2012
William D. Lese

*	Director	April 27, 2012
Ann Mather

*	Director	April 27, 2012
Daniel H. Miller

(*)	By:	/s/ JONATHAN S. WOLFSON
Jonathan S. Wolfson
Attorney-in-Fact, pursuant to the power of attorney filed as part of the Original Filing

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed with this Form 10-K/A
		Form	File No.	Filing Date	Exhibit

2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws					X

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Form of Common Stock Warrant of Solazyme, Inc.	S-1	333-172790	March 11, 2011	4.3

10.1§	Form of Director/Officer Indemnification Agreement entered into by and between Solazyme, Inc. and each of its directors and executive officers	S-1	333-172790	May 4, 2011	10.1

10.2§	Second Amended and Restated 2004 Equity Incentive Plan	S-1	333-172790	March 11, 2011	10.2

10.3§	2011 Equity Incentive Plan	S-1	333-172790	May 4, 2011	10.3

10.4§	2011 Employee Stock Purchase Plan	S-1	333-172790	May 4, 2011	10.4

10.5	Sublease effective as of December 31, 2009, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.6

10.6	First Amendment to Sublease effective as of January 29, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.7

10.7	Second Amendment to Sublease effective as of June 1, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.8

10.8†	Phase 2 Research and Development Agreement effective November 15, 2010, by and between Chevron U.S.A. Inc. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.9

10.9†	Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A. and Solazyme, Inc.	S-1	333-172790	April 12, 2011	10.10

Exhibit Number	Description	Incorporated by Reference				Filed with this Form 10-K/A
		Form	File No.	Filing Date	Exhibit

10.10†	Solazyme License Agreement dated December 16, 2010, by and between Solazyme Roquette Nutritionals, LLC and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.10

10.11†	Manufacturing Agreement dated December 16, 2010, by and between Roquette Frères, S.A. and Solazyme Roquette Nationals, LLC	S-1	333-172790	April 1, 2011	10.12

10.12†	Exclusivity, Product Liability and Other Commitments from Supplier dated December 7, 2010, by and between Sephora S.A. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.13

10.13	Amendment No. 1 to Exclusivity, Product Liability and Other Commitments from Supplier effective as of December 7, 2010, by and between Sephora S.A. and Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.14

10.14†	Award/Contract dated as of September 10, 2010, issued by DLA Contracting Services Office to Solazyme, Inc.	S-1	333-172790	April 1, 2011	10.15

10.15†	Joint Development Agreement dated February 4, 2011, by and between Solazyme, Inc. and The Dow Chemical Company	S-1	333-172790	April 1, 2011	10.16

10.16†	Cooperative Agreement effective January 28, 2010, awarded to Solazyme, Inc. by the US Department of Energy	S-1	333-172790	April 12, 2011	10.17

10.17§	Executive Severance and Change of Control Plan	S-1	333-172790	May 20, 2011	10.17

10.18§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Jonathan S. Wolfson	S-1	333-172790	May 20, 2011	10.18

10.19§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Harrison F. Dillon	S-1	333-172790	May 20, 2011	10.19

10.20§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Tyler W. Painter	S-1	333-172790	May 20, 2011	10.20

10.21§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Peter J. Licari	S-1	333-172790	May 20, 2011	10.21

10.22§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Paul T. Quinlan	S-1	333-172790	May 20, 2011	10.22

Exhibit Number	Description	Incorporated by Reference				Filed with this Form 10-K/A
		Form	File No.	Filing Date	Exhibit

10.23†	Joint Development Agreement dated as of May 2, 2011 by and between Bunge Global Innovation, LLC and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.22

10.24	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. by Bunge Limited	S-1	333-172790	May 4, 2011	10.24

10.25	Loan and Security Agreement dated as of May 11, 2011 between Silicon Valley Bank and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.24

10.26†	Joint Venture Framework Agreement dated August 5, 2011, by and between Bunge Global Innovation, LLC and Solazyme, Inc.	10-Q	001-35189	November 8, 2011	10.1

10.27	Amendment No. 1 to Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. dated August 5, 2011 by and between Solazyme, Inc. and Bunge Limited	10-Q	001-35189	November 8, 2011	10.2

10.28	Third Amendment to Sublease effective as of July 12, 2011 by and between FibroGen, Inc. and Solazyme, Inc.	10-Q	001-35189	November 8, 2011	10.3

10.29†	Amendment No. 1 to Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A and Solazyme, Inc.	10-K	001-35189	March 15, 2012	10.29

10.30§	Form of 2011 Equity Incentive Plan Stock Option Agreement	10-K	001-35189	March 15, 2012	10.30

10.31§	Form of 2011 Equity Incentive Plan Restricted Stock Agreement	10-K	001-35189	March 15, 2012	10.31

21.1	List of subsidiaries of the Registrant	10-K	001-35189	March 15, 2012	21.1

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	10-K	001-35189	March 15, 2012	23.1

24.1	Power of Attorney (found on Signature Page)	10-K	001-35189	March 15, 2012	N/A

31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Filing	10-K	001-35189	March 15, 2012	31.1

Exhibit Number	Description	Incorporated by Reference				Filed with this Form 10-K/A
		Form	File No.	Filing Date	Exhibit

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Filing	10-K	001-35189	March 15, 2012	31.2

31.3	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1					X

31.4	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-35189	March 15, 2012	32.1

101*	The following materials from Solazyme, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statement of Operations, (iii) Audited Consolidated Statements of Cash Flows, (iv) Audited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Audited Consolidated Financial Statements	10-K	001-35189	March 15, 2012	101

†	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the SEC.

§	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.