Form 10-Q
period 2012-03-31
SOLAZYME INC
filed 2012-05-09
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.001 par value per share	60,375,947 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,989	$28,780
Marketable securities	201,744	214,944
Accounts receivable	6,705	4,029
Unbilled revenues	2,983	3,889
Inventories	4,081	3,129
Prepaid expenses and other current assets	3,221	4,122

Total current assets	235,723	258,893
Property, plant and equipment — net	28,560	25,985
Other assets	341	346

Total assets	$264,624	$285,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,706	$11,525
Accrued liabilities	6,225	9,288
Current portion of long-term debt	7,100	5,289
Deferred revenue	2,850	3,014
Other current liabilities	105	96

Total current liabilities	23,986	29,212
Other liabilities	472	491
Long-term debt	10,447	14,963

Total liabilities	34,905	44,666

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 — 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 — 150,000,000 shares authorized at March 31, 2012 and December 31, 2011; 60,286,582 and 59,908,138 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	60	60
Additional paid-in capital	353,517	348,083
Accumulated other comprehensive loss	(282)	(789)
Accumulated deficit	(123,576)	(106,796)

Total stockholders’ equity	229,719	240,558

Total liabilities and stockholders’ equity	$264,624	$285,224

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended March 31,
	2012	2011
Revenues:
Research and development programs	$9,560	$5,399
Product revenue	3,996	2,343

Total revenues	13,556	7,742

Costs and operating expenses
Cost of product revenue	1,246	664
Research and development	15,361	8,150
Sales, general and administrative	14,056	6,109

Total costs and operating expenses	30,663	14,923

Loss from operations	(17,107)	(7,181)
Other income (expense)
Interest and other income	546	390
Interest expense	(219)	(15)
Loss from change in fair value of warrant liabilities	—	(483)

Total other income (expense)	327	(108)

Net loss	(16,780)	(7,289)
Accretion of redeemable convertible preferred stock	—	(36)

Net loss attributable to Solazyme, Inc. common stockholders	$(16,780)	$(7,325)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.28)	$(0.60)

Weighted-average number of common shares used in loss per share computation, basic and diluted	60,101,176	12,160,295

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

Unaudited

	Three Months Ended March 31,
	2012	2011
Net loss	$(16,780)	$(7,289)
Other comprehensive income (loss):
Change in unrealized gain/loss on available-for-sale securities	561	(192)
Foreign currency translation adjustment	(54)	(2)

Other comprehensive income (loss)	507	(194)

Total comprehensive loss	$(16,273)	$(7,483)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

Unaudited

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(16,780)	$(7,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	292
Accretion (amortization) of premium/discount on marketable securities	766	247
Amortization of debt discount	38	—
Amortization of loan fees	5	—
Noncash interest expense (income) — net	—	(4)
Issuance of common stock in connection with professional services rendered	—	16
Stock-based compensation expense	3,990	1,247
Revaluation of preferred stock warrant liability	—	483
Changes in operating assets and liabilities:
Accounts receivable	(2,675)	(3,082)
Unbilled revenue	906	(463)
Inventories	(952)	(995)
Prepaid expenses and other current assets	905	(120)
Other assets	—	69
Accounts payable	(2,364)	(1,431)
Accrued liabilities	(2,921)	(1,650)
Deferred revenue	(164)	(202)
Other current and long-term liabilities	8	(6)

Net cash used in operating activities	(18,632)	(12,888)

Investing activities:
Purchases of property, plant and equipment	(4,752)	(2,459)
Purchases of marketable securities	(38,979)	(13,033)
Proceeds from sales of marketable securities	5,409	—
Maturities of marketable securities	46,565	24,127
Restricted cash	—	(50)

Net cash provided by investing activities	8,243	8,585

Financing activities:
Repayments under loan agreements	(2,743)	(9)
Proceeds from the issuance of common stock, net of repurchases	1,444	154
Early exercise of stock options subject to repurchase	(17)	(61)
Payments received on promissory notes to stockholders	—	1,601
Deferred offering costs	—	(934)

Net cash provided by (used in) financing activities	(1,316)	751

Effect of exchange rates on cash and cash equivalents	(86)	(2)

Net decrease in cash and cash equivalents	(11,791)	(3,554)
Cash and cash equivalents — beginning of period	28,780	32,497

Cash and cash equivalents — end of period	$16,989	$28,943

Supplemental disclosures of cash flow information:
Interest paid in cash	$187	$15

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$36

Capital assets in accounts payable and accrued liabilities	$1,500	$434

Accrued deferred offering costs	$—	$943

Change in unrealized gain (loss) on investments	$561	$(192)

See accompanying notes to the condensed consolidated financial statements.

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

On June 2, 2011, the Company completed its initial public offering, issuing 12,021,250 shares of common stock at an offering price of $18.00 per share, resulting in net proceeds to the Company of $201.2 million, after deducting underwriting discounts and commissions of $15.1 million. Additionally, the Company incurred offering costs of $4.3 million related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted on a one for one basis into 34,534,125 shares of common stock, and the outstanding Series B redeemable convertible preferred stock warrants were automatically converted into 303,855 shares of common stock.

The Company expects ongoing losses as it continues its scale-up activities, expands its research and development activities and supports commercialization activities for its products. The Company plans to meet its capital requirements primarily through equity financing, collaborative agreements and, if necessary, the issuance of debt securities.

The industry in which the Company is involved is highly competitive and is characterized by the risks of changing technologies, market conditions, and regulatory requirements. Penetration into markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors, including the technological quality, price, and performance of its products and services relative to those of its competitors, scaling up of production for commercial sale, ability to secure adequate project financing at appropriate terms, and the nature of regulation in its target markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), which had operations beginning in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (Note 6) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for other interim periods or future years.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The Company’s joint venture with Roquette (“Solazyme Roquette JV”) is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 13 in the notes to the condensed consolidated financial statements).

Use of Estimates—Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Foreign Currency Translation—The assets and liabilities of our foreign subsidiary, where the local currency is the functional currency, is translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive income. Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds and commercial paper.

Marketable Securities—Investments with original maturities greater than three months that mature less than one year from the condensed consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in corporate bonds, United States Government and Agency securities, asset-backed securities, mortgage-backed securities, commercial paper, municipal bonds, and certificates of deposit. The Company classifies its marketable securities as available-for-sale. Marketable securities classified as available-for-sale are recorded at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive income. Marketable securities classified as available-for-sale are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $0.3 million, classified in other long-term assets as of March 31, 2012 and December 31, 2011. These certificates of deposits were pledged as collateral for a $0.3 million letter of credit related to the Company’s facility lease.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of March 31, 2012 and December 31, 2011, as the Company expected full collection of its accounts receivable balances. The Company’s customer payment terms related to sales of Algenist™ products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pounds. The Company reserves for estimated product returns as reductions of accounts receivable and product revenues. As of March 31, 2012, the reserve for product returns was $0.8 million. The Company monitors actual return history and reassesses its return reserve as return experience develops.

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and restricted certificates of deposit. The Company places its cash equivalents and investments with high credit quality financial institutions and by policy limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the condensed consolidated balance sheet, statements of operations and cash flows. The Company had seven customers accounting for 95% of the receivable balance as of March 31, 2012. The Company had eight customers accounting for 97% of the receivable balance as of December 31, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of March 31, 2012, $2.3 million of the Company’s gross accounts receivable balance related to product sales.

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

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the three months ended March 31, 2012 and 2011.

Redeemable Convertible Preferred Stock Warrant Liability—Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the condensed consolidated balance sheet at fair value. The Company estimated the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of the Company’s equity stock and related warrants. The assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants were highly judgmental. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the loss from the change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The liability was adjusted for changes in fair value until the conversion of the underlying redeemable convertible preferred stock into common stock and common stock warrants prior to the close of Company’s initial public offering in June 2011, at which time the redeemable convertible preferred stock warrants were reclassified to additional paid-in capital.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer

reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through March 31, 2012.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $13.6 million and $7.7 million for the three months ended March 31, 2012 and 2011, respectively, originated in the United States.

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

Product Revenue—Product revenue is recognized from the sale of Algenist™ products. Algenist™ products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist™ products have an approximate three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of March 31, 2012 the Company had a product revenue reserve of $0.8 million. Actual returns of Algenist™ products may differ from the estimates used by the Company to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $0.9 million and $0.2 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through March 31, 2012, if recognized, would affect the Company’s effective tax rate.

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

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(16,780)	$(7,325)

Denominator
Weighted-average number of common shares used in net loss per share calculation	60,188,428	12,454,315
Less: Weighted average shares subject to repurchase	(87,252)	(294,020)

Denominator: Basic and Diluted	60,101,176	12,160,295

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.28)	$(0.60)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	March 31,
	2012	2011
Options to purchase common stock	9,418,532	6,892,146
Common stock subject to repurchase	75,136	236,010
Restricted stock units	162,668	—
Warrants to purchase convertible preferred stock	—	386,012
Warrants to purchase common stock	1,000,000	5,000
Convertible preferred stock (on an as if converted basis)	—	34,534,125

Total	10,656,336	42,053,293

Recent Accounting Pronouncements— In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. Companies will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU No. 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company adopted this standard in the first quarter of 2012 by including a separate statement of comprehensive income to its condensed consolidated financial statements. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2012
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$73,629	$138	$—	$73,767
Government and agency securities	47,699		(32)	47,667
Asset-backed securities	38,581	58		38,639
Mortgage-backed securities	18,410	67		18,477
Commercial paper	14,183	1		14,184
Municipal bonds	6,545	13		6,558
Certificates of deposit	2,015	2		2,017
Floating rate notes	286		(1)	285
Collateralized mortgage obligations	151		(1)	150

	$201,499	$279	$(34)	$201,744

	December 31, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$68,196	$—	$(209)	$67,987
Government and agency securities	60,602		(64)	60,538
Asset-backed securities	37,130		(33)	37,097
Commercial paper	22,266	5		22,271
Mortgage-backed securities	17,448		(24)	17,424
Municipal bonds	7,200	14		7,214
Certificates of deposit	2,019		(3)	2,016
Floating rate notes	327		(2)	325
Collateralized mortgage obligations	72			72

	$215,260	$19	$(335)	$214,944

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$68,463	$68,492	$70,871	$70,794
Due in 1 — 2 years	63,537	63,649	64,902	64,754
Due in 2 — 3 years	32,492	32,536	37,493	37,500
Due in 3 — 4 years	10,740	10,723	14,459	14,387
Due in 4 — 9 years	10,465	10,482	12,759	12,748
Due in 9 — 20 years	2,986	3,000	2,957	2,958
Due in 20 — 32 years	12,816	12,862	11,819	11,803

	$201,499	$201,744	$215,260	$214,944

Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of March 31, 2012 was $68.3 million. Gross unrealized losses on available-for-sale securities as of March 31, 2012 were insignificant and the Company believes the unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for securities which had been in a continuous loss position for more than 12 months was $0.6 million and $2,000, respectively, as of March 31, 2012. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

Marketable securities classified as available-for-sale are carried at fair value as of March 31, 2012 and December 31, 2011.

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

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2012 by level within the fair value hierarchy (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$4,958	$6,598	$—	$11,556
Marketable securities — available-for-sale	5,009	196,735	—	201,744

Total	$9,967	$203,333	$—	$213,300

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$17,160	$6,145	$—	$23,305
Marketable securities — available-for-sale	7,023	207,921	—	214,944

Total	$24,183	$214,066	$—	$238,249

The Company had no transactions measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$905	$512
Work in process	2,927	2,439
Finished goods	249	178

Total inventories	$4,081	$3,129

6. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Plant equipment	$6,152	$4,439
Lab equipment	4,346	3,887
Leasehold improvements	2,487	2,332
Building	1,692	1,692
Computer equipment and software	1,609	1,425
Land	430	430
Furniture and fixtures	329	300
Automobiles	49	49
Construction in progress	14,848	14,207

	31,942	28,761
Less accumulated depreciation and amortization	(3,382)	(2,776)

Property, plant and equipment — net	$28,560	$25,985

Construction in progress as of March 31, 2012 related primarily to the remaining Peoria manufacturing facility and plant equipment not yet placed in service as of that date. Construction in progress as of December 31, 2011 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of that date.

Depreciation and amortization expense was $0.6 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued compensation and related liabilities	$3,814	$6,481
Accrued professional fees	1,546	1,864
Accrued contract manufacturing expense	320	162
Other accrued liabilities	545	781

Total accrued liabilities	$6,225	$9,288

8. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

Chevron —The Company entered into multiple research and development agreements with Chevron over the research funding period of January 2009 through June 2012 to conduct research, develop, manufacture and sell licensed products related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the current agreement, the Company may help commercialize the products in a number of different ways.

These agreements with Chevron contain multiple element arrangements and the Company evaluated and concluded that there were two deliverables, research and development activities and licenses, which are considered one unit of accounting. Revenues related to these services are recognized as research services are performed over the related performance period. The payments received are not refundable and are based on a contractual reimbursement of costs incurred.

Unilever —Effective November 2009, the Company entered into a collaborative research and development agreement with Conopco, Inc. (doing business as Unilever) to develop oil for use in soap and other products. The Company completed the research and development under this agreement in the year ended December 31, 2010. In the first quarter of 2011, the Company and Unilever agreed to extend their research and development agreement through March 31, 2011. The Company received an initial payment of $750,000 in March 2011 related to work performed on this contract. The second payment of $750,000, against the total contract extension of $1.5 million, was received from Unilever in July 2011.

In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever), which expands its current research and development efforts.

Department of Defense—In September 2010, the Company entered into an agreement with the DoD for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases, with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 of the contract was completed in September 2011 when 75,000 gallons (283,906 liters) of fuel was delivered. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel.

The Company evaluated the multiple elements of both DoD agreements (Phase 1 and Phase 2) and concluded that the two deliverables (research and development activities and fuel) were one unit of accounting. Revenues related to these services are recognized as research services that are performed over the related performance period for each phase of the contract. The payments received as installments are not refundable and are based on a contractual reimbursement of costs incurred.

With respect to Phase 1 of the current DoD contract, the Company recognized $0 and $0.2 million of revenues in the three months ended March 31, 2012 and 2011, respectively. Unbilled revenues were $0 as of March 31, 2012 and December 31, 2011. The Company had no deferred revenue balances related to Phase 1 of the agreement as of March 31, 2012 and December 31, 2011.

With respect to Phase 2 of the current DoD contract, the Company recognized $14,000 and $0 of revenues in the three months ended March 31, 2012 and 2011, respectively. Unbilled revenues were $0.5 million and $2.2 million as of March 31, 2012 and December 31, 2011, respectively. The Company had no deferred revenue balances related to Phase 2 of the agreement as of March 31, 2012 and December 31, 2011.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended March 31, 2012 and 2011, the Company recognized revenues of $2.0 million and $1.1 million, respectively. The Company had no deferred revenue balance related to this award as of March 31, 2012 and December 31, 2011. Unbilled revenues related to this award were $2.3 million and $1.7 million as of March 31, 2012 and December 31, 2011, respectively.

Dynamic Fuels—In November 2011, Dynamic Fuels, LLC (“Dynamic”) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 and HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-treated Renewable F-76 and HRD-76). The Company was named a subcontractor and entered into a subcontractor agreement effective as of January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. The Company delivered its commitment of algal oil pursuant to this subcontract in February 2012. The fuel will be used as part of the US Navy’s efforts to develop a Green Strike Group composed of vessels and ships powered by biofuels.

Sephora—The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist™ product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist™ product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist™ trademarks and logos to advertise and promote the product line.

Dow—In February 2011, the Company entered into a joint development agreement with The Dow Chemical Company (“Dow”) to jointly develop microalgae-based oils for use in dielectric insulating fluids. This initial research program was completed in September 30, 2011. In March 2012, the Company entered into a multi-year extension of this joint development agreement including accelerated commercialization time lines based on the Company’s progress in the production of tailored algal oils. The extended agreement enables additional application development work to be conducted by Dow, due to the Company’s accelerated ability to scale up its tailored algal oil feedstocks. In conjunction with entry into the expanded development agreement, the parties entered into a contingent offtake agreement in which Dow agreed to purchase from the Company all of its requirement of non-vegetable microbe-derived oils for use in dielectric fluid applications through 2015, contingent upon the Company’s ability to supply such oils within agreed specifications and certain terms and conditions of the sale. Provision of the Company’s algal oil feedstocks is expected to start in the second half of 2013. The offtake agreement contemplates that final pricing for the oil will be linked to certain items including the Company’s sugar-based feedstock costs.

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”), a global agribusiness and food company, that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term.

The Company also granted Bunge a warrant (“the Warrant”) to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. The Warrant vests upon the achievement of performance milestones. The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to capital structure and corporate transactions. The Warrant expires in May 2021.

In following the provisions of ASC 730-20, the Bunge JDA will be accounted for as an obligation to perform research and development services for others. The performance of research and development services is central to the Company’s principal ongoing operations, and therefore, the Company will record the funding for the performance of these services as revenue in its condensed consolidated statement of operations. The Company will recognize revenue using a proportionate performance based recognition model over the term of the JDA from May 2, 2011 to May 2, 2013. In applying a proportionate performance based recognition model, the Company will recognize revenue in proportion to the level of service provided on a systematic and rational basis. The cumulative amount of revenue recognized will be limited by the amounts the Company is contractually obligated to receive as cash reimbursements under the terms of the JDA. The revenue from this JDA may be affected by the accounting for the Warrant issued to Bunge as discussed below.

The Company will follow the provisions of ASC 505-50 to account for the Warrant. Under the provisions of ASC 505-50, the measurement date for an instrument is the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. Under the terms of the Warrant, the only disincentives to Bunge are the potential of not vesting in any of the shares underlying the Warrant should the formation of a joint venture not occur, and the potential of reductions in the number of shares exercisable if the other performance milestones are not met on a timely basis. As a result, the Company will give ASC 505-50 measurement date accounting recognition to the Warrant upon achievement of the various performance milestones that are required for the Warrant to vest. As of March 31, 2012, the Company had not entered into a definitive joint venture agreement with Bunge; therefore, the first performance milestone of the warrant agreement had not been met and thus a measurement date was not established as of March 31, 2012.

Prior to achievement of a measurement date, the Company will recognize the cost of the Warrant based on the “then-current lowest aggregate fair value”, as the quantity of shares that will ultimately vest depends on achievement of the various milestones. This value may be equal to zero and therefore there is no financial statement impact associated with the Warrant as of March 31, 2012. As discussed below, in April 2012, the Company entered into a joint venture agreement with Bunge; therefore, the first performance milestone was met and as a result, the first tranche of Warrant shares vested (25%), without downward adjustment, upon execution of the Joint Venture Agreement in April 2012 (as discussed below). The Company will recognize the cost associated with the Warrant first as an asset to the extent of the Company’s interest received in the joint venture, then as a reduction to any previously recognized revenue earned under the JDA, and then an expense to the extent of any excess. The impact on the Company’s future operating results as a result of the final measurement of the Warrant cannot be determined at this time as the ultimate recording will be impacted by the Company’s stock price. The Company’s future operating results could be negatively affected if the future valuation of the Warrant is materially greater than the valuation of the Company’s ownership in the joint venture to be formed.

In August 2011, the Company entered into a joint venture framework agreement with Bunge to accelerate entry into a joint venture with Bunge to construct a production facility and, pursuant to that agreement, jointly commenced, and funded, engineering on that facility.

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction on the facility is expected to commence in the first half of 2012, with a targeted start-up in the second half of 2013. The plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils for chemical applications. Engineering on the facility began in the fourth quarter of 2011 and is funded by both parties. The equity contributions for the project are being financed jointly by both parties, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. See further disclosure in Note 14.

9. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of March 31, 2012 and December 31, 2011, a principal amount of $166,000 and $179,000, respectively, was outstanding under this note agreement.

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

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company has begun initial fermentation operations in the facility and expects to begin integrated production of microbial oil in the first half of 2012. The principal is payable in two lump sum payments, the first of which was paid on March 1, 2012 and the second payment is due on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

The weighted average interest rate for total debt outstanding was 4.7% and 4.6% as of March 31, 2012 and December 31, 2011, respectively.

A summary of debt follows (in thousands):

	March 31, 2012	December 31, 2011
Peoria Facility note, due 2013	$3,520	$5,357
Equipment note, due 2015	166	179
Silicon Valley Bank note, due 2015	13,861	14,716

Subtotal	17,547	20,252
Less: current portion of debt	(7,100)	(5,289)

Total long-term debt	$10,447	$14,963

A summary of debt maturity follows (in thousands):

	March 31, 2012	December 31, 2011
Principal due in 2012	$2,670	$5,413
Principal due in 2013	7,350	7,350
Principal due in 2014	3,921	3,921
Principal due in 2015	3,711	3,711

Subtotal	17,652	20,395
Less: imputed interest discount	(105)	(143)

Total debt	$17,547	$20,252

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company records rent expense under its sublease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $495,000 and $488,000 as of March 31, 2012 and December 31, 2011, respectively.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, which commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. This cancelable lease is excluded from the future minimum lease payments table below. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real per month as a result of the annual inflation adjustment.

The Company entered into an auto lease agreement in the three months ended March 31, 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of March 31, 2012 was 450,000 Brazilian Real. This cancelable lease is excluded from the future minimum lease payments table below.

Future minimum lease payments under a noncancelable operating lease are as follows as of March 31, 2012 (in thousands):

Years Ending December 31,
2012	$1,896
2013	2,601
2014	2,681
2015	224
2016 and thereafter	—

Total minimum lease payments	$7,402

Rent expense was $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Contractual Obligations—As of March 31, 2012, the Company had non-cancelable purchase obligations of $0.4 million that consisted of equipment orders.

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

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of March 31, 2012, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

11. STOCK-BASED COMPENSATION

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP. The 2011 EIP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31, 2012, an additional 3,000,362 shares were reserved under the 2011 EIP as a result of this provision. As of March 31, 2012, there were 6,844,090 shares of common stock reserved for issuance under the 2011 EIP and no shares available for issuance under the 2004 EIP.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. The 2011 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31, 2012, an additional 600,072 shares were reserved under the 2011 ESPP as a result of this provision. As of March 31, 2012, there were 1,276,939 shares available for issuance under the 2011 ESPP.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 75,136 and 99,110 shares of common stock subject to repurchase as of March 31, 2012 and December 31, 2011, respectively. The Company’s liability related to common stock subject to repurchase was $81,000 and $99,000 as of March 31, 2012 and December 31, 2011, respectively, and was recorded in other liabilities.

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees were allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$925	$331
Sales, general and administrative	3,065	932

	$3,990	$1,263

The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.1 million and $0 for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock Awards—There were no restricted stock awards granted during the three months ended March 31, 2012 and 2011.

Restricted Stock Units—The Company awarded 140,000 restricted stock units to an employee in July 2011. The restricted stock units have a vesting term of 30 months. As of March 31, 2012 and December 31, 2011, 37,332 and 23,332 shares of these restricted stock units were vested. Stock-based compensation expense related to these restricted stock units was $0.3 million and $0 for the three months ended March 31, 2012 and 2011, respectively.

Performance-Based Restricted Stock Units— In July 2011, the Company granted 60,000 performance-based restricted stock units to an employee that vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. No performance-based restricted stock units were vested as of March 31, 2012 and December 31, 2011. Stock-based compensation expense of $0.3 million and $0 was recognized during the three months ended March 31, 2012 and 2011, respectively, for performance-based restricted stock units granted to employees.

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. Refer to Note 8 and Note 14 for a description of the vesting terms and a discussion of the accounting for the Bunge JDA, the Warrant and related subsequent events.

12. EMPLOYEE BENEFIT PLAN

In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan.

13. SOLAZYME ROQUETTE NUTRITIONALS, LLC

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

The Solazyme Roquette JV agreement contemplates three development stages. In Phase 1, Roquette built and owns a pilot plant with a capacity of approximately 300 MT/year for the dedicated use of Solazyme Roquette Nutritionals. In Phase 2, Roquette will build and own a commercial plant with a capacity of approximately 5,000 MT/year for the dedicated use of Solazyme Roquette Nutritionals. Solazyme Roquette Nutritionals will have the right, but not the obligation, to purchase and acquire the commercial plant built during Phase 2. Subject to the approval of the board of directors of Solazyme Roquette Nutritionals to enter into Phase 3, Roquette will provide debt and equity financing to build a commercial plant, expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year to be owned by Solazyme Roquette Nutritionals.

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

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing

(“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the Roquette loan as of March 31, 2012.

Both parent companies will be significantly involved in the operations and ultimate success of the Solazyme Roquette JV and thus have joint control over the Solazyme Roquette JV. The Company has identified the Solazyme Roquette JV as a variable interest entity (“VIE”) and has analyzed whether or not it is the primary beneficiary in the Solazyme Roquette JV under the provisions of FASB ASC 810, Consolidation of Variable Interest Entities. The Company has concluded that it is not at risk and thus is not the primary beneficiary in the Solazyme Roquette JV based on several factors, including but not limited to: the full return of all of its IP should the Solazyme Roquette JV dissolve, the financing of the Solazyme Roquette JV operations, the Company’s limited role in the oversight for building the pilot facility and no control on the board of directors. Under the provisions of ASC 810 upon conclusion that the party is not the primary beneficiary other US GAAP should be followed.

The Company has accounted for the Solazyme Roquette JV under the equity method of accounting as prescribed by FASB ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the Company measured its investment in the membership interests of the Solazyme Roquette JV at the Company’s carrying value of the IP initially licensed and contributed to the Solazyme Roquette JV which was $0 as all amounts related to this IP have previously been expensed as research and development by the Company. The Solazyme Roquette JV is 50% owned by the Company and 50% owned by Roquette, with equal voting rights. Under the agreement, in consideration for the Company’s IP contribution to the Solazyme Roquette JV and in order to apply an equal contribution value to both investors in the Solazyme Roquette JV, the Company received $5.0 million and $15.0 million relating to the license from the Solazyme Roquette JV in the years ended December 31, 2011 and December 31, 2010, respectively. The license fee payments from the Solazyme Roquette JV were recorded as license fee revenue in the 2011 and 2010 consolidated statement of operations. Under the equity method, the Company’s share of profits and losses are to be included in “Income (loss) from equity method investments, net” in the operating income section of the condensed consolidated statements of operations. During the three months ended March 31, 2012 and 2011, the Company recorded no amounts as its proportionate share of the Solazyme Roquette JV’s net loss as the Company’s carrying basis in the Solazyme Roquette JV is $0 and is not required to contribute further assets to the Solazyme Roquette JV.

In addition, the Company had a receivable due from the Solazyme Roquette JV totaling $0.4 million and $0.9 million as of March 31, 2012 and December 31, 2011, respectively, which represented Solazyme Roquette JV related expenses that were incurred by the Company, and reimbursable from the Solazyme Roquette JV. The reimbursements were offset against the Company’s related operating expense.

14. SUBSEQUENT EVENT

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction on the facility is expected to commence in the first half of 2012, with targeted start-up in the second half of 2013. The plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils for chemical applications.

The Solazyme Bunge JV will be managed by a management board consisting of four managing directors, two nominated by the Company and two nominated by Bunge.

The Company and Bunge have agreed to jointly capitalize the Solazyme Bunge JV up to $72.5 million each. Profits from the Solazyme Bunge JV will be split between the Company and Bunge in proportion to ownership up to a return hurdle, after which the Company will receive a higher profit payout for a period of time to reflect, in part, the Company’s initial technology contribution. Thereafter, all profits will be split in accordance with ownership. The Solazyme Bunge JV will also pay the Company a technology maintenance fee in recognition of the Company’s ongoing research investment in technology that would benefit the joint venture.

In conjunction with the execution of the joint venture agreements, the Company granted to the Solazyme Bunge JV a royalty-free, field-limited license to all of its technology that is necessary or useful for the manufacture of certain triglyceride oil products in Brazil for sale and use in Brazil. The Company also received a grant back license to the Solazyme Bunge JV’s technology that is useful for the production of triglyceride oils through microbe-based catalysis outside the specified joint venture field. Sugarcane feedstock will be provided by Bunge to the Solazyme Bunge JV from Bunge’s adjacent sugarcane processing mill. Bunge has also agreed to provide utility services to the production facility from its adjacent mill. Both parties will provide various administrative services to the joint venture and the Company has agreed to provide technical services to the joint venture to assist in the construction and operation of the production facility. Bunge will also provide working capital to the joint venture through a revolving loan facility. The Company also expects that the Solazyme Bunge JV will seek debt financing to fund a significant portion of the capital required to construct the production facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).

Overview

We make oil. Our proprietary technology transforms a range of low-cost, plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

We create oils that mirror or enhance the chemical composition of conventional oils used today. Until now, the physical and chemical characteristics of conventional oils have been dictated by oils found in nature or blends derived from them. We have created a new paradigm that enables us to design and produce novel tailored oils that cannot be achieved through the blending of existing oils alone. These tailored oils offer enhanced value as compared to conventional oils. For example, our tailored, renewable oils can enable our customers to enhance product performance, reduce processing costs and/or enhance their products’ sustainability profile. Our oils are drop-in replacements in that they are compatible with existing production, refining, finishing and distribution infrastructure in all of our target markets.

We have pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. Our technology allows us to optimize oil profiles with different carbon chain lengths, saturation levels and functional groups to modify important characteristics. We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant sugars to our proprietary oil-producing microalgae in dark fermentation tanks, we are in effect utilizing “indirect photosynthesis,” in contrast to traditional open-pond approaches. Our platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which we believe will represent an important alternative feedstock in the future. Furthermore, our platform allows us to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

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

Since 2007, we have been operating in commercially-sized standard industrial fermentation equipment (75,000-liter scale) with multiple contract manufacturing partners. In addition, in April 2012, we entered into a Joint Venture Agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate an oil production facility adjacent to Bunge’s sugarcane mill in Moema, Brazil, with an annual expected name plate capacity of 100,000 metric tons.

To date, we have generated revenues from research and development programs, license fees and product sales. Through March 31, 2012, our revenues were primarily generated from key agreements with government agencies and commercial partners. In 2010, we launched our first products, the Golden Chlorella® line of dietary supplements, as a market development initiative, with current sales of products incorporating Golden Chlorella® at retailers including Whole Foods Markets, Inc. (Whole Foods) and General Nutrition Centers, Inc. (GNC). In the first quarter of 2011, we commenced commercial sale of our skin and personal care products, which were launched internationally with Sephora S.A. (Sephora EMEA) and domestically with Sephora USA, Inc. (Sephora Americas).

As we scale up our manufacturing capacity, we expect a large portion of our sales to be from products sold into the chemicals and fuels markets. Our revenues have increased in each of the last three fiscal years, growing from $9.2 million in 2009, to $38.0 million in 2010 to $39.0 million in 2011. In the quarter ended March 31, 2012, our revenues increased $5.9 million to $13.6 million from $7.7 million in the first quarter of 2011. We incurred net losses attributable to our common stockholders of $13.8 million, $16.4 million and $54.0 million in 2009, 2010 and 2011, respectively, and our net loss was $16.8 million for the quarter ended March 31, 2012.

We anticipate that we will continue to incur net losses as we continue our scale-up activities at our development and commercial production facility located in Peoria, Illinois (Peoria Facility), expand our research and development activities and support commercialization activities for our products. In addition, as we enter into joint venture agreements with other companies to scale capacity, we will incur additional net losses associated with the build-out of those production facilities.

Through a combination of partnerships and internal development, we plan to scale rapidly. In 2012, we expect to utilize contract manufacturing to supplement our manufacturing capacity, which is comprised of the 2,000,000 liter annual capacity of our Peoria Facility that we acquired in May 2011, and the manufacturing capacity of Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV), one of our joint venture entities. We plan to launch a commercial chemicals and fuels production facility in 2013 in connection with the Solazyme Bunge JV and additional commercial capacity in 2014 and 2015. We are currently negotiating supply agreements with multiple potential feedstock partners in Latin America and the United States.

In May 2011, we entered into a Joint Development Agreement with Bunge. This Joint Development Agreement advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we granted to Bunge a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual oil production capacity coming online in 2013. In August 2011, we entered into a Joint Venture Framework Agreement with Bunge to accelerate entry into a joint venture with Bunge to construct this commercial production facility, and pursuant to that agreement jointly commenced engineering on the facility. In April 2012, we and Bunge entered into a definitive agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We expect this production facility to have annual production capacity of 100,000 metric tons of oil.

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

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge that extends through May 2013. Pursuant to the JDA, we and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The JDA also provides that Bunge will provide research funding to us through May 2013, payable quarterly in advance throughout the research term.

We also granted Bunge a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests as follows: (i) 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate (the Joint Venture Plant); (ii) 50% of the warrant shares vest on the earlier of the following: (a) execution of the engineering, procurement and construction contract covering the construction of the Joint Venture Plant and (b) execution of a contract for the purchase of a production fermentation vessel for the Joint Venture Plant; provided, however, that such date occurs on or prior to ten weeks after certain technical milestones set forth in the JDA are achieved; and (iii) 25% of the warrant shares vest on the date upon which aggregate output of triglyceride oil at the Joint Venture Plant reaches 1,000 metric tons. The number of warrant shares issuable upon exercise is subject to downward adjustment for failure to achieve the performance milestones on a timely basis as well as adjustments for certain changes to capital structure and corporate transactions. The first tranche of the Warrant shares (25%) vested, without downward adjustment, upon execution of the Joint Venture Agreement in April 2012 (see below). We expect the second tranche of the Warrant shares (50%) to vest, without downward adjustment, upon commencement of construction of the commercial facility in the first half of 2012. The Warrant expires in May 2021.

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

In August 2011, we entered into a joint venture framework agreement with Bunge related to the formation of a joint venture entity that would focus on the production of triglyceride oils in Brazil. Pursuant to this agreement, the parties commenced engineering on the construction of a commercial production facility with 100,000 metric tons of annual oil production capacity, which engineering work, together with other preliminary activities, was funded by both parties.

In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction on the facility is expected to commence in the first half of 2012, with a targeted start-up in the second half of 2013. The plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils for chemical applications. The facility, which will be jointly financed by us and Bunge, has been designed to integrate with a new cogeneration unit at Bunge’s Moema mill, and can be expanded for further production in line with market demand.

Refer to Note 8 and Note 14 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, the Warrant and Joint Venture Agreement.

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

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered into a subcontractor agreement with Dynamic effective January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel will be used as part of the US Navy’s efforts to develop a Green Strike Group composed of vessels and ships powered by biofuels.

Dow. In February 2011, we entered into a joint development agreement with Dow in connection with the development of microalgae-based oils for use in dielectric insulating fluids. This initial research program was completed in September 30, 2011. In March 2012, we entered into a multi-year extension of this joint development agreement, including accelerated commercialization time lines based on our progress in the production of tailored algal oils. The extended agreement enables additional application development work to be conducted by Dow, due to our accelerated ability to scale up our tailored algal oil feedstocks. In conjunction with entry into the expanded development agreement, the parties entered into a contingent offtake agreement in which Dow agreed to purchase from us all of its requirement of non-vegetable microbe-derived oils for use in dielectric fluid applications through 2015, contingent upon our ability to supply such oils within agreed specifications and certain terms and conditions of the sale. Provision of our algal oil feedstocks is expected to start in the second half of 2013. The offtake agreement contemplates that final pricing for the oil will be linked to certain items including our sugar-based feedstock costs.

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette Nutritionals joint venture (the Solazyme Roquette JV) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. Solazyme Roquette Nutritionals is 50% owned by us and 50% by Roquette. While the Solazyme Roquette JV will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement. Roquette has also agreed to provide (1) a full capital commitment for two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year, (2) subject to the approval of the board of directors of the Solazyme Roquette JV, debt and equity financing for a larger Solazyme Roquette JV-owned facility that is expected to have capacity of approximately 50,000 metric tons per year, and (3) working capital financing during various scale-up phases. In October 2011, the Solazyme Roquette JV determined that its first committed manufacturing facility would be located at Roquette’s commercial production plant in Lestrem, France, and production began on its microalgae-derived food ingredients in the first quarter of 2012. In addition we anticipate the Phase 2, 5,000 metric ton facility to be expanded from the Phase 1 facility in Lestrem in 2012. In November 2011, we and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee payment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses.

Sephora. In December 2010, we entered into an exclusive distribution contract with Sephora EMEA to distribute our Algenist™ product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist™ product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist™ product line at Sephora inside jcpenney stores in the United States.

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

Financial Operations Overview

Revenues

To date, we have focused on building our corporate infrastructure, developing our core technology and designing a manufacturing process to scale up our biotechnology platform to position us in our target markets. Prior to our agreement with Roquette, which generated license fees, our revenues were primarily from collaborative research and government grants. We expect to sell our products in the future into three target markets: chemicals and fuels; nutrition; and skin and personal care. The products that we sell and intend to sell into our target markets have significantly different selling prices, volumes and expected contribution margins. We expect our product revenues in the near term to be comprised almost entirely from the sale of products into the skin and personal care market. We expect that this market will provide us with the highest gross margin of our three target markets. Solazyme Roquette Nutritionals intends to continue to sell the Golden Chlorella® line of dietary supplements and we expect to broaden our range of commercial products sold into the nutrition market, which we believe also has attractive margins. In the longer term, we expect that a significant portion of our revenues will come from the chemicals and fuels markets, which have lower, but still attractive, margins and higher volumes.

To date our revenues have consisted of research and development program revenues and license fees, and beginning in the first quarter of 2011, included product revenues.

•	Research and Development Program Revenues

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 71% and 70% of our total revenues for the quarters ended March 31, 2012 and 2011, respectively. Revenues from government grants and agreements represented 59% and 26% of total R&D program revenues in the quarters ended March 31, 2012 and 2011, respectively. Revenues from commercial and strategic partner development agreements represented 41% and 74% of total R&D program revenues in the quarters ended March 31, 2012 and 2011, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the Solazyme Roquette JV. Net earnings (loss) of the Solazyme Roquette JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” To date, we have not recognized a proportionate share of the Solazyme Roquette JV’s net loss, as our carrying basis in the Solazyme Roquette JV is $0 and we are not required to contribute further assets to the Solazyme Roquette JV.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist™, which we distributed to the skin and personal care end market through arrangements with Sephora EMEA, Sephora Americas, QVC, The Shopping Channel, Space NK and Sephora inside jcpenney locations. We launched our Algenist™ product line in certain countries in Europe and the United States in the first quarter of 2011, through The Shopping Channel in Canada in the second quarter of 2011, and through Space NK in the United Kingdom and Sephora inside jcpenney locations in the third quarter of 2011. We may also launch the Algenist™ product line in additional geographies and/or through additional distribution channels. Product revenues represented 29% and 30% of our total revenues in the quarters ended March 31, 2012 and 2011, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of cost of product revenue, research and development expenses and sales, general and administrative expenses. Personnel-related expenses including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants and facility costs comprise the significant components of these expenses. We expect to continue to hire additional employees, primarily in research and development, manufacturing and commercialization as we scale our manufacturing capacity and commercialize our technology in target markets.

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

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. In the near term, we expect to hire additional employees, as well as incur contract-related expenses, until we fully transition capacity to our Peoria Facility and the manufacturing facilities of the Solazyme Roquette JV. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011. In 2012, we began commercial fermentation of our Alguronic Acid production at the Peoria Facility, and we are in the process of transferring all fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. In addition, we expect to continue to build out our Peoria Facility and expect to bring online the integrated biorefinery in the middle of 2012 under our DOE program. Accordingly, we expect that our research and development expenses will continue to increase in the near term until production at the Peoria Facility is fully implemented on a commercial basis. We intend to use our Peoria Facility for joint development activities as well as commercial production for certain high-value products. Any operating costs associated with commercial production will be charged to cost of product revenue or capitalized to inventory, if appropriate, when we begin commercialization of our tailored oils.

•	Sales, General and Administrative

Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales and marketing functions, professional and legal services, administrative and facility overhead expenses. These expenses also include costs related to our business development and sales functions, including marketing programs. Professional services consist primarily of consulting, external legal, accounting and temporary help. We expect sales, general and administrative expenses to increase as we incur additional costs related to commercializing our business, including our growth and expansion in Brazil, and operating as a publicly-traded company, including increased legal fees, accounting fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Other Income (Expense), Net

Interest and Other Income

Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.

Interest Expense

Interest expense consists primarily of interest related to our debt. As of March 31, 2012 and December 31, 2011, our outstanding debt was approximately $17.5 million and $20.3 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists primarily of the change in the fair value of our redeemable convertible preferred stock warrants prior to our initial public offering that closed in June 2011. Prior to the closing of our initial public offering, our outstanding redeemable convertible preferred warrants were classified as a liability and the change in the fair value of these warrants varied based on multiple factors, but generally increased as the fair value of the underlying stock increased. We recorded adjustments to the fair value of these warrants until the warrants were converted into common stock or common stock warrants upon the close of our initial public offering. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and will no longer be adjusted to fair value. For all periods prior to June 30, 2011, the warrants were remeasured at each balance sheet date and the change in the then-current aggregate fair value of the warrants was recorded as a loss in the change of fair value in the condensed consolidated statements of operations.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2011 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, convertible preferred stock warrants, stock-based compensation and income taxes. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2011 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months ended March 31,
	2012	2011	$ Change
	(In thousands)
Revenues:
R&D programs	$9,560	$5,399	$4,161
Net product revenue	3,996	2,343	1,653

Total revenues	$13,556	$7,742	$5,814

Our total revenues increased by $5.8 million in the first quarter of 2012 compared to the same period in 2011, due primarily to a $4.2 million increase in R&D program revenue and a $1.7 million increase in Algenist™ product revenue (which launched in March 2011). Net Algenist™ product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $4.2 million, primarily due to a $4.3 million increase in government program revenues. Our government program revenues increased in the first quarter of 2012 compared to the same period in 2011, primarily due to the delivery of our commitment of algal oil under the Dynamic subcontract in the first quarter of 2012 and the increase in construction activities associated with our DOE grant. The grant awarded by the DOE is funding 80% of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. Revenue from our DOE grant will be dependent on the timing of activities associated with the construction and operations of the integrated biorefinery. We expect the construction of the integrated biorefinery in our Peoria Facility to be online in the middle of 2012 and anticipate that the remaining objectives under the program will be completed by the end of the first quarter of 2014. We expect that our R&D program revenues will increase as we continue our work with our strategic partners in our existing R&D agreements and government programs and as we enter into new agreements.

Cost of Product Revenues

	Three Months ended March 31,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$1,246	$664	$582

Gross profit:
Product	$2,750	$1,679	$1,071

Product gross margin %	69%	72%

Cost of product revenue increased in the first quarter of 2012 compared to the same period in 2011 primarily due to increased sales of Algenist™ products, which launched in March 2011. Gross margins decreased in 2012 due primarily to customer sales mix in the first quarter of 2012 compared to the same period in 2011.

Operating Expenses

	Three Months ended March 31,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$15,361	$8,150	$7,211
Sales, general and administrative	14,056	6,109	7,947

Total operating expenses	$29,417	$14,259	$15,158

Research and Development Expenses

Our research and development expenses increased by $7.2 million in the first quarter of 2012 compared to the same period in 2011, due primarily to increased program and third-party contractor costs of approximately $4.2 million, and increased personnel-related and facilities-related costs of $2.3 million and $0.4 million, respectively. Program and third-party contractor costs increased primarily due to increased manufacturing costs related to our government contracts and increased costs related to the construction of the integrated biorefinery pursuant to the DOE grant. Personnel-related and facilities-related costs increased as a result of headcount growth to support growth in collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $0.9 million in the first quarter of 2012 compared to $0.3 million in the same period in 2011. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and build out the Peoria Facility to prepare for the expected integrated production of microbial oil by the middle of 2012.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $7.9 million in the first quarter of 2012 compared to the same period in 2011, primarily due to increased personnel-related and facilities-related costs of $4.0 million and $0.6 million, respectively, associated with headcount growth, increased marketing and promotional costs of $1.8 million related to our Algenist™ products and $1.4 million of increased consulting, legal and audit costs. Personnel-related cost includes non-cash stock-based compensation of $3.1 million in the first quarter of 2012 compared to $0.9 million in the same period in 2011. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil, as well as incur additional costs as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Three Months ended March 31,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$546	$390	$156
Interest expense	(219)	(15)	204
Loss from change in fair value of warrant liability	—	(483)	(483)

Total other income (expense), net	$327	$(108)	$435

Interest and Other Income

Interest and other income increased by $0.2 million in the first quarter of 2012 compared to the same period in 2011, primarily due to interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

Interest Expense

Interest expense increased by $0.2 million in the first quarter of 2012 compared to the same period in 2011, primarily due to interest expense recognized under our $15.0 million term loan outstanding with Silicon Valley Bank since May 2011. We expect interest expense to fluctuate with changes in our debt obligations.

Loss from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $0.5 million in the first quarter of 2012 compared to the same period in 2011, due to the fair value increase of warrants issued in connection with our redeemable convertible preferred stock in the first quarter of 2011. We recorded a non-cash loss from the change in fair value of the warrants as we remeasured the warrants through the closing date of our initial public offering. Upon close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock had been converted into shares of our common stock or common stock warrants, and are no longer remeasured to fair value.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$16,989	$28,780
Marketable securities	201,744	214,944

Cash, cash equivalents and marketable securities decreased by $25.0 million in the quarter ended March 31, 2012, primarily due to cash used in operating activities of $18.6 million, $4.8 million of property and equipment purchases and $2.7 million of repayments under loan agreements, partially offset by $1.4 million of proceeds received from the issuance of common stock pursuant to our equity plans.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(18,632)	$(12,888)
Net cash provided by investing activities	$8,243	$8,585
Net cash provided by (used in) financing activities	$(1,316)	$751

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of March 31, 2012, we had an accumulated deficit of $123.6 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build-out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of becoming a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and development funding and government program activities, licensing activities fees and other revenue arrangements to achieve profitability.

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

We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and expect to bring online our integrated biorefinery by the middle of 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. The promissory note is interest free with two lump sum payments, the first of which was paid in March 2012, and the second payment is due on March 1, 2013. The note is secured by the real and personal property acquired from the seller. The purchase agreement does not contain financial ratio covenants, nor any affirmative or negative financial covenants, other than a prohibition on creating any liens against the collateral as defined in the agreement.

In April 2012, we entered into the Solazyme Bunge JV, which will be jointly capitalized by us and Bunge to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. We expect our capital contribution to this project will not exceed $72.5 million. We expect the Solazyme Bunge JV will seek debt financing to fund a significant portion of the capital to construct a production facility, which would reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan) that was accessible in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon an event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility and in December 2011 we began to repay principal payments on this loan.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our manufacturing and research and development programs.

Cash Flows from Operating Activities

Cash used in operating activities of $18.6 million in the quarter ended March 31, 2012 reflect a loss of $16.8 million, and a net change of $7.3 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $5.4 million. Non-cash charges primarily included $4.0 million of stock-based compensation, $0.8 million of net amortization of premiums on marketable securities and $0.6 million of depreciation and amortization. The net change in our operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued liabilities of $5.3 million, a net increase in accounts receivable and unbilled revenue of $1.8 million, and an increase in inventories of $1.0 million, partially offset by a decrease in prepaid expenses and other current assets of $0.9 million. Accounts payable and accrued liabilities decreased primarily due to payments made to third-party contract manufacturers, employee bonus payments and employee purchases of our common stock pursuant to our employee stock purchase plan. Accounts receivable and unbilled revenue increased primarily due to billing related to the completion of the Dynamic subcontract and increased Algenist™ product sales. Inventories increased primarily to meet increased customer demand for Algenist™ products and expansion of the Algenist™ product line. Prepaid expenses and other current assets decreased primarily due to settlement of receivables due from our Solazyme Roquette JV.

Cash used in operating activities of $12.9 million in the quarter ended March 31, 2011 reflect a loss of $7.3 million, a net change of $7.9 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $2.3 million. The net change in our operating assets and liabilities was primarily a result of a $3.5 million increase in accounts receivable and unbilled revenues, a $1.0 million increase in inventories and decreases in accrued expenses and accounts payable of $1.7 million and $1.4 million, respectively. Non-cash charges primarily included $1.3 million of stock-based compensation, $0.5 million related to the change in fair value of our warrant liability and $0.3 million of depreciation and amortization. The increase in accounts receivable and unbilled revenues was due to sales of Algenist™ and revenues earned on research and development programs during the quarter ended March 31, 2011. The decrease in accrued liabilities and accounts payable was due to vendor and employee bonus payments, partially offset by deferred offering costs incurred during the quarter ended March 31, 2011. Inventories increased due to the production of inventory related to our launch of Algenist™ product in the first quarter of 2011.

Cash Flows from Investing Activities

In the quarter ended March 31, 2012, cash provided by investing activities was $8.2 million, primarily as a result of $13.0 million of net marketable securities maturities, partially offset by $4.8 million of capital expenditures related primarily to the construction of the Peoria Facility.

In the quarter ended March 31, 2011, cash provided by investing activities was $8.6 million, as a result of $11.1 million of net marketable securities maturities, partially offset by $2.5 million of capital expenditures.

Cash Flows from Financing Activities

In the quarter ended March 31, 2012, cash used in financing activities was $1.3 million, primarily due to $2.7 million of repayments under loan agreements, partially offset by proceeds of $1.4 million received from common stock issuances pursuant to our equity plans.

In the quarter ended March 31, 2011, cash provided by financing activities was $0.8 million, primarily as a result of $1.6 million received on promissory notes to stockholders, partially offset by $0.9 million of deferred offering costs.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2012:

	Total	2012	2013	2014	2015	2016 and beyond
	(In thousands)
Principal payments on long term debt	$17,652	$2,670	$7,350	$3,921	$3,711	$—
Interest payments on long-term debt, fixed rate	1,382	495	493	299	95	—
Operating leases	7,402	1,896	2,601	2,681	224	—
Purchase obligations	378	378	—	—	—	—

Total	$26,814	$5,439	$10,444	$6,901	$4,030	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur, up to $2.0 million from April 2012 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed and (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses. We have the right to be reimbursed for up to $33.6 million of a total of up to $49.2 million of aggregate expenses for research activities that we undertake in connection with our government programs. The total amount of actual program expenses and timing were not estimable as of March 31, 2012.

We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2012. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2012, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, commercial paper and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of March 31, 2012. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of March 31, 2012 consists of fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular through our Solazyme Roquette JV with Roquette, into Europe. We also launched the Algenist™ product line in Europe in March 2011 and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro-denominated product sales to European distributors, will result in our use of currencies other than the US dollar. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

Item 4.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $16.8 million during the three months ended March 31, 2012. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build out our product pipeline. As of March 31, 2012, we had an accumulated deficit of $123.6 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below) and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

We, along with our development and commercialization partners, will need to develop products successfully, produce them in large quantities cost effectively, and market and sell them profitably. If our products do not achieve market acceptance, we will not become profitable on a quarterly or annual basis. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

A critical component of the production of our oils and bioproducts is access to feedstock in sufficient quantities and at an acceptable price to enable commercial production and sale. Currently we purchase feedstock (other than as described below), such as sugarcane-based sucrose and corn-based dextrose, for the production of our products at prevailing market prices. We are currently in discussions with multiple potential feedstock partners.

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette) and to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to joint venture arrangements, we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of quality feedstock at reasonable costs or at all. If we cannot access feedstock in the quantities and at prices we need, we may not be able to successfully commercialize our chemicals and fuels products and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships with feedstock providers to supply the feedstock necessary to produce our products, such as the Solazyme Bunge JV, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply it in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand resulting from population growth and changes in standards of living, rising commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature that vary. Weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

In the near term we believe Brazilian sugarcane-based sucrose will be an important feedstock for us. Along with the risks described above, Brazilian sugarcane prices may also increase due to, among other things, changes in the criteria set by the Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), known as Consecana. Consecana is an industry association of producers of sugarcane, sugar and ethanol that sets market terms and prices for general supply, lease and partnership agreements and may change such prices and terms from time to time. Moreover, Brazil has a developed industry for producing ethanol from sugarcane, and if we have manufacturing operations in Brazil that do not have a partner providing the sugarcane feedstock, such as Bunge as part of the Solazyme Bunge JV, we will need to compete for sugarcane feedstock with ethanol producers. Such changes and competition could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products, which could adversely affect our business and results of operations.

We have entered into, and plan to enter into other, arrangements with feedstock producers to co-locate oil production at their existing mills, and if we are not able to complete and execute on these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming Solazyme Bunge Produtos Renováveis Ltda., a Brazilian company doing business as Solazyme Bunge Renewable Oils (SB Oils). The Solazyme Bunge JV intends to produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV production facility will be located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. Construction of the Solazyme Bunge JV’s production facility is anticipated to begin in the first half of 2012 and is expected to be completed in 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we entered a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility with 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States. In addition, we have signed a development agreement with Ecopetrol, the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock.

There can be no assurance that a sufficient number of other sugar or other feedstock mill owners will accept the opportunity to partner with us for the production of our oils. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or their belief that greater economic benefits can be achieved from partnering with others. Mill owners may also be reluctant or unable to obtain needed capital; alternatively, if mill owners are able to obtain debt financing, we may be required to provide a guarantee. Limitations in the credit markets, such as those experienced in the recent economic downturn or historically in Brazil or other developing nations as a result of government monetary policies designed in response to very high rates of inflation, would impede or prevent this kind of financing and could adversely affect our ability to develop the production capacity needed to allow us to grow our business. Mill owners may also be limited by existing contractual obligations with other third parties, liability, health and safety concerns and additional maintenance, training, operating and other ongoing expenses.

Even if additional feedstock partners are willing to co-locate our oil production at their mills, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with mill owners, our cost of securing additional manufacturing capacity may be higher than anticipated in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the manufacturing capacity that we need to grow our business.

The successful development of our business depends on our ability to efficiently and cost-effectively produce microalgae-based oils.

Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. Productivity is principally a function of the amount of oil that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to maintain our current production cost profile as we bring large commercial manufacturing capacity online. If we cannot do so, our business would be materially and adversely affected.

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 128,000 liters, but will need to reproduce our commercial productivity and yields using fermenters with a capacity of approximately 625,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production of our products. To date, we have entered two manufacturing arrangements: the manufacture of nutrition products for Solazyme Roquette Nutritionals by our partner, Roquette, and the future manufacture of certain triglyceride oil products by the Solazyme Bunge JV, in each case pursuant to joint venture arrangements. Our current and anticipated future dependence upon others for the production and processing of our products may adversely affect our ability to develop any products on a timely and competitive basis. The failure of any of these third parties to continue to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production of our products.

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

In addition, if a facility or the equipment in a facility that produces our products is significantly damaged, destroyed or otherwise becomes unavailable, we or our partners may be unable to replace the manufacturing capacity quickly or inexpensively. The inability to obtain manufacturing agreements, the damage or destruction of a facility upon which we or our partners rely for manufacturing or any other delays in obtaining supply would delay or prevent us and/or our partners from further developing and commercializing our products.

We may experience significant delays in financing, designing and constructing large commercial manufacturing facilities, which could result in harm to our business and prospects.

Our business plan contemplates bringing significant commercial manufacturing capacity online over the next several years. The Solazyme Bunge JV intends to construct and operate an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We currently anticipate that the Solazyme Bunge JV will commence construction for the production facility in the first half of 2012, with construction completion expected in 2013. The initial production facility is expected to have a name plate capacity of 100,000 MT/year of oil. We expect our Solazyme Roquette Nutritionals joint venture will have access to commercial plants that Roquette has agreed to construct. We will need to construct, or otherwise secure access to, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products.

We aim to commence production of oils for the chemicals and fuels markets at the Solazyme Bunge JV facility in 2013, and we expect to bring online additional facilities in 2014 and 2015. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility to meet a portion or all of these targets. If we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget.

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

Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently have joint venture agreements, research and development agreements, supply agreements and/or distribution agreements with various strategic partners. We currently rely on our partners for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

In the chemicals and fuels markets, we have entered into a joint venture arrangement with Bunge that will focus on the production of triglyceride oils in Brazil for sale in the Brazilian market, and development agreements with Bunge, Chevron U.S.A. Inc., through its division Chevron Technology Ventures (Chevron), Unilever and The Dow Chemical Company (Dow). We have entered into a joint venture with Roquette in connection with our nutrition business. In the skin and personal care market, we have entered into arrangements with Sephora S.A. (Sephora EMEA), Sephora USA, Inc. (Sephora Americas), Sephora Canada, QVC, Inc. (QVC), J.C. Penney Corporation, Inc., The Shopping Channel and Space NK. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora EMEA, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. The exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

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

Additionally, our business could be negatively impacted if any of our partners undergoes a change of control or were to otherwise assign the rights or obligations under any of our agreements to a competitor of ours or to a third party who is not willing to work with us on the same terms or commit the same resources as the current partner.

Our relationship with our strategic partner Bunge may not prove successful.

We have entered into a joint venture with Bunge that will focus on the production of certain triglyceride oils in Brazil for sale into Brazilian markets. In connection with the establishment of the Solazyme Bunge JV, we have entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV.

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the construction of the Solazyme Bunge JV production facility, which would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

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

Our ability to generate value from the Solazyme Roquette JV will depend, among other things, on our ability to work cooperatively with Roquette and Solazyme Roquette Nutritionals for the commercialization of Solazyme Roquette JV’s products. We may not be able to do so. For example, under the joint venture, Roquette personnel and facilities will be used to produce nutrition products using our licensed technology. Roquette does not have previous experience working with our technology, and we cannot be sure that the Solazyme Roquette JV will be successful in commercializing its products. In addition, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Roquette that could delay the development and commercialization of the Solazyme Roquette JV’s products or cause the dissolution of the Solazyme Roquette JV. For example, the joint venture agreement contemplates that Roquette will construct and own two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has committed to fund a Solazyme Roquette JV-owned facility in Phase 3 that is expected to have capacity of approximately 50,000 metric tons per year. However, because the four-person board of directors of the Solazyme Roquette JV includes two Roquette designees, the decision to proceed with Phase 3 will functionally require Roquette’s approval. If we are unable to obtain the approval of the board of directors of the Solazyme Roquette JV, our ability to commercialize the Solazyme Roquette JV’s nutrition products and the financial performance of the Solazyme Roquette JV will suffer.

We cannot be sure that our products will meet necessary standards or be approved or accepted by customers in our target markets.

If we are unable to convince our potential customers or end users of our products that we are a reliable supplier, that our products are comparable or superior to the products that they currently use, or that the use of our products is otherwise beneficial to them, we will not be successful in entering our target markets and our business will be adversely affected.

In the chemicals market, the potential customers for our or the Solazyme Bunge JV’s oils are generally companies that have well-developed manufacturing processes and arrangements with suppliers for the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years.

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

In the nutrition market, our Solazyme Roquette JV’s products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based products as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (CPG) companies do not accept the Solazyme Roquette JV’s products as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using the Solazyme Roquette JV’s oils or bioproducts, the Solazyme Roquette JV will not be successful in competing in the nutrition market and our business will be adversely affected.

In the skin and personal care market, we sell branded products directly to potential customers but cannot be sure that consumers will continue to be attracted to our brand, or purchase our products on an ongoing basis. As a result, our distribution partners may decide to discontinue marketing our products.

We have entered into contingent offtake agreements and non-binding letters of intent with third parties regarding purchase of our products, but these agreements do not unconditionally obligate the other party to purchase any quantities of any products at this time. There can be no assurance that our contingent offtake agreements and non-binding letters of intent will lead to unconditional definitive agreements to purchase our products.

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

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers.

Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it might exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

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

We currently incur some costs and expenses in Euros and Brazilian Reais and expect in the future to incur additional expenses in these and other foreign currencies, and derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the US dollar and other foreign currencies. For example, the Real appreciated 8% and 17% against the US dollar in 2006, and 2007, respectively. By comparison, the Euro appreciated 11% and 10% against the US dollar in 2006 and 2007, respectively. As a result of the global financial crisis in mid-2008, the Real depreciated 31% against the US dollar. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the Real once again appreciated 25% against the US dollar. In 2010, the Real appreciated 5% against the US dollar, and in 2011, the Real depreciated 11% against the US dollar. As a result of the European sovereign debt crisis, the Euro depreciated 7% against the US dollar in 2010 and 3% against the US dollar in 2011. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the US dollar in the future.

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

The sale of diesel and jet fuels produced from our oils is subject to regulation by various government agencies, including the Environmental Protection Agency (EPA) and the California Air Resources Board in the United States. To date, we have not registered any fuels made from our oils in the United States or elsewhere. We or our refining or commercialization partners or customers may be required to register our fuel in the United States, with the European Commission and elsewhere before selling our products.

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice process to manufacture and distribute products made from our microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice must be filed with the EPA for a review period of up to 90 days including extensions. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

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

We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products, and we cannot be sure that we will be able to obtain necessary approvals in a timely manner or at all. If our microalgae-based oils and bioproducts do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products will continue to apply following initial approval for sale. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements will be time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our oils and bioproducts, and our business may be harmed.

We may incur significant costs complying with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to, these materials both in the United States and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

Although we have implemented safety procedures for handling and disposing of these materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will be compliant or capable of eliminating the risk of injury or contamination from the generation, manufacturing, use, storage, transportation, handling, disposal of, and human exposure to, hazardous materials. Failure to comply with environmental, health and safety laws could subject us to liability and resulting damages. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act in the United States, can impose liability for the full amount of damages, without regard to comparative fault for the investigation and cleanup of contamination and impacts to human health and for damages to natural resources. Contamination at properties we will own and operate, and at properties to which we send hazardous materials, may result in liability for us under environmental laws and regulations.

Our business and operations will be affected by other new environmental, health and safety laws and regulations, which may affect our research and development programs, and environmental laws could become more stringent over time, requiring us to change our operations, or resulting in greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. The costs of complying with environmental, health and safety laws and regulations, and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on demand for our oils, business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. The elimination of, or any reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, the US Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009, and its extension was not approved until March 2010. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the United States and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

Conversely, government programs could increase investment and competition in the markets for our oils. For example, various governments have announced a number of spending programs focused on the development of clean technology, including alternatives to petroleum-based fuels and the reduction of greenhouse gas (GHG) emissions, which could lead to increased funding for us or our competitors, or the rapid increase in the number of competitors within our markets.

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

Future government policies may adversely affect the supply of sugarcane, corn or cellulosic sugars, restricting our ability to use these feedstocks to produce our oils, and negatively impact our revenues and results of operations.

We may face risks relating to the use of our targeted recombinant microalgae strains, and if we are not able to secure regulatory approval for the use of these strains or if we face material ethical, legal and social concerns about our use of targeted recombinant technology, our business could be adversely affected.

The use of microorganisms designed using targeted recombinant technology, such as some of our microalgae strains, is subject to laws and regulations in many states and countries, some of which are new and still evolving and interpreted by fact specific application. In the United States, the EPA regulates the commercial use of microorganisms designed using targeted recombinant technology as well as potential products derived from them.

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the United States, when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and are preparing to file a Microbial Commercial Activity Notice for the strain of optimized microalgae that we use for our chemicals and fuels businesses. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. We will need to submit an application for approval from CTNBio to use microalgae designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

The subject of organisms designed using targeted recombinant technology has received negative publicity, which has aroused public debate. Public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and microorganisms designed using targeted recombinant technology could influence public acceptance of our technology and products. In addition, shifting public attitudes regarding, and potential changes to laws governing, ownership of genetic material could harm our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing, or commercializing our products, processes and technologies. Governmental reaction to negative publicity concerning organisms designed using targeted recombinant technology could result in greater government regulation of or trade restrictions on imports of genetic research and derivative products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to the use of targeted recombinant technology, our products and processes may not be accepted or we could face increased expenses, delays or other impediments to their commercialization.

We expect to face competition for our oils in the chemicals and fuels markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products, we may not be successful in bringing our products to market or further growing our business.

We expect that our oils will compete with petroleum, plant oils and animal fats currently used in production of conventional chemical and fuel products. Our oils may also compete with materials produced by other companies producing advanced biofuels and from producers of other renewable oils such as jatropha, camelina, and other algal oils.

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

In the transportation fuels market, we expect to compete with independent and integrated oil refiners, large oil and gas companies and, in certain fuels markets, with other companies producing advanced biofuels. The refiners compete with us by selling conventional fuel products, and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as production using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific engineered enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars and ultimately, renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

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

In the skin and personal care market, we expect to compete with established companies and brands with loyal customer followings. The market for skin and personal care products is characterized by strong established brands, loyal brand following and heavy brand marketing. We will compete with companies with well-known brands such as Kinerase®, Perricone MD®, and StriVectin®. These companies have greater sales and marketing resources. We will also compete in the mass consumer market. Some of our competitors in this market have well-known brands such as Meaningful Beauty® and Principal Secret® and have substantially greater sales and marketing resources. We have limited experience in the skin and personal care market. We will need to continue to devote substantial resources to the marketing of our products and there can be no assurance that we will be successful.

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

Important documents and records, such as hard copies of our laboratory books and records for our products and some of our manufacturing operations, are located in our corporate headquarters in South San Francisco, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, we do not maintain earthquake or flood coverage.

Risks Related to Our Intellectual Property

Our competitive position depends on our ability to effectively obtain and enforce patents related to our products, manufacturing components and manufacturing processes. If we or our licensors fail to adequately protect this intellectual property, our ability and/or our partners’ ability to commercialize products could suffer.

Our success depends in part on our ability to obtain and maintain patent protection sufficient to prevent others from utilizing our manufacturing components, manufacturing processes or marketing our products, as well as to successfully defend and enforce our patents against infringement by others. In order to protect our products, manufacturing components and manufacturing processes from unauthorized use by third parties, we must hold patent rights that cover our products, manufacturing components and manufacturing processes.

The patent position of biotechnology and bio-industrial companies can be highly uncertain because obtaining and determining the scope of patent rights involves complex legal and factual questions. The standards applied by the US Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. There is no uniform worldwide policy regarding patentable subject matter, the scope of claims allowable in biotechnology and bio-industrial patents, or the formal requirements to obtain such patents. Consequently, patents may not issue from our pending patent applications. Furthermore, in the process of seeking patent protection or even after a patent is granted, we could become subject to expensive and protracted proceedings, including patent interference, opposition and re-examination proceedings, which could invalidate or narrow the scope of our patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that we might obtain on our products and technology.

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

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes. Furthermore, in patent litigation in the United States, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse effect on our business.

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

Third parties (including joint venture, development and feedstock partners, contract manufacturers, and other contractors and shipping agents) often have custody or control of our proprietary microbe strains. If our proprietary microbe strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use our strains for their own commercial gain. It is difficult to prevent misappropriation and subsequent reverse engineering. In the event that our proprietary microbe strains are misappropriated, it could be difficult for us to challenge the misappropriation and prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of proprietary information and trade secrets.

In addition to patents, we rely on confidentiality agreements to protect our technical know-how and other proprietary information. Confidentiality agreements are used, for example, when we talk to potential strategic partners. In addition, each of our employees signed a confidentiality agreement upon joining our company. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

We also keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

Claims that our products or manufacturing processes infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, whether or not we are successful, and an unfavorable outcome in these proceedings would have a material adverse effect on our business.

Our ability to commercialize our technology depends on our ability to develop, manufacture, market and sell our products without infringing the proprietary rights of third parties. An issued patent does not guarantee us the right to practice or utilize the patented inventions or commercialize the patented product. Third parties may have blocking patents that may prevent us from commercializing our patented products and utilizing our patented manufacturing components and manufacturing processes. In the event that we are made aware of blocking third party patents, we cannot be sure that licenses to the blocking third-party patents would be available or obtainable on terms favorable to us or at all.

Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including oils and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.

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

If a third party successfully asserts a patent or other intellectual property rights against us, we might be barred from using certain of our manufacturing processes or manufacturing components, or from developing and commercializing related products. Injunctions against using specified processes or components, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a third party. In addition, we may be required to pay substantial damage awards to the third party, including treble or enhanced damages if we are found to have willfully infringed the third party’s intellectual property rights. We may also be required to obtain a license from the third party in order to continue manufacturing and/or marketing the products that were found to infringe. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our ability to competitively commercialize some or all of our products.

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

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development or commercialization activities.

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity securities, government grants and funding from strategic partners. In May 2011, we entered into a loan and security agreement with Silicon Valley Bank that provided for a $20.0 million credit facility consisting of (i) a $15.0 million term loan and (ii) a $5.0 million revolving facility. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and, in the event we are an accelerated filer, our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from NASDAQ and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Risks Relating to Securities Markets and Investment in Our Stock

The price of our common stock may be volatile.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies, particularly small technology companies, can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the risk factors described in this Quarterly Report on Form 10-Q.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.

As of March 31, 2012 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 44.3% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Provisions of Delaware law (where we are incorporated), our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the NASDAQ Global Select Market, create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K/A	001-35189	April 27, 2012	3.1

3.2	Amended and Restated Bylaws	10-K/A	001-35189	April 27, 2012	3.2

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income and (v) Notes to the Condensed Consolidated Financial Statements					X

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/S/ TYLER W. PAINTER
Tyler W. Painter Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2012