Form 10-Q
period 2012-06-30
SOLAZYME INC
filed 2012-08-09
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.001 par value per share	60,622,906 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,456	$28,780
Marketable securities	178,023	214,944
Accounts receivable	7,714	4,029
Unbilled revenues	3,244	3,889
Inventories	5,057	3,129
Prepaid expenses and other current assets	3,374	4,122

Total current assets	214,868	258,893
Property, plant and equipment — net	30,447	25,985
Investment in unconsolidated joint venture	9,851	—
Other assets	336	346

Total assets	$255,502	$285,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,256	$11,525
Accrued liabilities	6,202	9,288
Current portion of long-term debt	7,184	5,289
Deferred revenue	—	3,014
Other current liabilities	124	96

Total current liabilities	21,766	29,212
Other liabilities	413	491
Warrant liability	2,267	—
Long-term debt	9,518	14,963

Total liabilities	33,964	44,666

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 — 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 — 150,000,000 shares authorized at June 30, 2012 and December 31, 2011; 60,545,556 and 59,908,138 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	61	60
Additional paid-in capital	364,950	348,083
Accumulated other comprehensive loss	(658)	(789)
Accumulated deficit	(142,815)	(106,796)

Total stockholders’ equity	221,538	240,558

Total liabilities and stockholders’ equity	$255,502	$285,224

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Research and development programs	$9,468	$6,092	$19,028	$11,491
Product revenue	4,077	1,306	8,073	3,649

Total revenues	13,545	7,398	27,101	15,140

Costs and operating expenses
Cost of product revenue	1,330	374	2,576	1,038
Research and development	18,381	9,676	33,742	17,826
Sales, general and administrative	13,723	10,955	27,779	17,064

Total costs and operating expenses	33,434	21,005	64,097	35,928

Loss from operations	(19,889)	(13,607)	(36,996)	(20,788)
Other income (expense)
Interest and other income	556	(52)	1,102	338
Interest expense	(247)	(132)	(466)	(147)
Loss on equity method investment	(510)	—	(510)	—
Gain (loss) from change in fair value of warrant liability	851	(3,154)	851	(3,637)

Total other income (expense)	650	(3,338)	977	(3,446)

Net loss	(19,239)	(16,945)	(36,019)	(24,234)
Accretion of redeemable convertible preferred stock	—	(24)	—	(60)

Net loss attributable to Solazyme, Inc. common stockholders	$(19,239)	$(16,969)	$(36,019)	$(24,294)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.32)	$(0.61)	$(0.60)	$(1.22)

Weighted-average number of common shares used in loss per share computation, basic and diluted	60,377,611	27,673,231	60,239,394	19,959,863

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In Thousands

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(19,239)	$(16,945)	$(36,019)	$(24,234)
Other comprehensive income (loss):
Change in unrealized gain/loss on available-for-sale securities	(72)	149	489	(43)
Foreign currency translation adjustment	(303)	65	(358)	63

Other comprehensive income (loss)	(375)	214	131	20

Total comprehensive loss	$(19,614)	$(16,731)	$(35,888)	$(24,214)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

Unaudited

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(36,019)	$(24,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,460	673
Loss on disposal of property and equipment	—	5
Accretion (amortization) of premium/discount on marketable securities	1,455	471
Amortization of debt discount	76	24
Amortization of loan fees	—	3
Noncash interest expense (income) — net	—	(4)
Issuance of common stock in connection with professional services rendered	—	16
Stock-based compensation expense	7,815	5,022
Loss on equity method investment	510	—
Revaluation of warrant liability	(851)	3,637
Changes in operating assets and liabilities:
Accounts receivable	(3,685)	(1,134)
Unbilled revenue	645	279
Inventories	(1,928)	(2,402)
Prepaid expenses and other current assets	711	(2,287)
Other assets	—	69
Accounts payable	(1,253)	(1,754)
Accrued liabilities	(2,894)	1,375
Deferred revenue	(3,014)	(170)
Other current and long-term liabilities	(15)	(16)

Net cash used in operating activities	(36,987)	(20,427)

Investing activities:
Purchases of property, plant and equipment	(8,159)	(10,135)
Proceeds received from sale of equipment	—	290
Purchases of marketable securities	(58,498)	(54,995)
Proceeds from sales of marketable securities	20,047	220
Maturities of marketable securities	73,756	34,797
Restricted cash	—	(50)

Net cash provided by (used in) investing activities	27,146	(29,873)

Financing activities:
Repayments under loan agreements	(3,617)	(25)
Proceeds from the issuance of common stock, net of repurchases	1,111	344
Proceeds from issuance of common stock pursuant to ESPP	699	—
Early exercise of stock options subject to repurchase	(34)	(39)
Payments received on promissory notes to stockholders	—	1,601
Proceeds from borrowings under loan agreements	—	15,000
Deferred loan costs/fees	—	(90)
Proceeds from exercise of common and preferred stock warrants	—	37
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	201,236
Offering costs	—	(2,917)

Net cash provided by (used in) financing activities	(1,841)	215,147

Effect of exchange rates on cash and cash equivalents	358	63

Net increase (decrease) in cash and cash equivalents	(11,324)	164,910
Cash and cash equivalents — beginning of period	28,780	32,497

Cash and cash equivalents — end of period	$17,456	$197,407

Supplemental disclosures of cash flow information:
Interest paid in cash	$363	$15

	Six Months Ended June 30,
	2012	2011
Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$60

Capital assets in accounts payable and accrued liabilities	$1,005	$806

Accrued offering costs	$—	$1,263

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$128,373

Reclassification of warrant liability to additional paid-in capital	$4,586	$6,598

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$4,180

Addition of land, building and equipment under notes payable	$—	$5,248

Change in unrealized gain (loss) on marketable securities	$489	$(43)

Warrant issued for investment in unconsolidated joint venture	$10,361	$—

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

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it is not required to consolidate the 50.1% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 13 to the condensed consolidated financial statements).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for other interim periods or future years.

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

Use of Estimates—Financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Foreign Currency Translation—The assets and liabilities of our foreign subsidiary, where the local currency is the functional currency, is translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds and commercial paper.

Marketable Securities—Investments with original maturities greater than three months that mature less than one year from the condensed consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in corporate bonds, United States Government and Agency securities, asset-backed securities, mortgage-backed securities, commercial paper, municipal bonds, certificates of deposit and floating rate notes. The Company classifies its marketable securities as available-for-sale. Marketable securities classified as available-for-sale are recorded at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Marketable securities classified as available-for-sale are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $0.3 million, classified in other long-term assets as of June 30, 2012 and December 31, 2011. These certificates of deposits were pledged as collateral for a $0.3 million letter of credit related to the Company’s facility lease.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of June 30, 2012 and December 31, 2011, as the Company expected full collection of its accounts receivable balances. The Company’s customer payment terms related to sales of Algenist® products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pounds. The Company reserves for estimated product returns as reductions of accounts receivable and product revenues. As of June 30, 2012, the reserve for product returns was $0.6 million. The Company monitors actual return history and reassesses its return reserve as return experience develops.

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value. The fair value of the debt obligations was determined using unobservable inputs (Level 3 inputs), as defined in ASC 820 (see Note 3).

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

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the condensed consolidated balance sheet, statements of operations and cash flows. The Company had nine customers accounting for 99 % of the receivable balance as of June 30, 2012. The Company had eight customers accounting for 97% of the receivable balance as of December 31, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of June 30, 2012, $2.9 million of the Company’s gross accounts receivable balance related to product sales.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of Algenist® products, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated ranges of useful lives:

Asset classification	Estimated useful life
Plant equipment	5 – 20 years
Lab equipment	3 – 7 years
Leasehold improvements	Shorter of useful life or life of lease
Building and improvements	7 – 20 years
Computer equipment and software	3 – 7 years
Furniture and fixtures	5 – 7 years
Automobiles	5 years

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the three and six months ended June 30, 2012 and 2011.

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

In May 2011, the Company granted to Bunge Limited a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share (see Note 13). The warrant vests in three separate tranches, based upon Bunge Limited achieving three specific performance milestones. The first tranche of shares vested on the measurement date, April 2, 2012, and was recorded as an investment in the unconsolidated joint venture and additional paid-in capital, based on the fair value of the first tranche of warrants that vested upon the measurement date. The remaining unvested second and third tranches of the warrant (on the measurement date) were classified as a liability on the condensed consolidated balance sheet at fair value on the measurement date, due to performance-based vesting terms. The initial liability for the second vesting tranche was adjusted for changes in fair value until the performance-based milestones were met and the tranche vested on June 20, 2012, at which time the fair value of the second vested tranche was reclassified to additional paid-in-capital. The initial liability recorded for the third tranche as of the measurement date was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the gain (loss) from the change in fair value of warrant liability in the accompanying condensed consolidated statement of operations.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer

reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through June 30, 2012.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $13.5 million and $7.4 million for the three months ended June 30, 2012 and 2011, respectively, originated in the United States. Total revenues of $27.1 million and $15.1 million for the six months ended June 30, 2012 and 2011, respectively, originated in the United States.

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

Product Revenue—Product revenue is recognized from the sale of Algenist® products. Algenist® products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist® products have an approximate three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of June 30, 2012 the Company had a product revenue reserve of $0.6 million. Actual returns of Algenist® products may differ from the estimates used by the Company to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $0.4 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through June 30, 2012, if recognized, would affect the Company’s effective tax rate.

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

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(19,239)	$(16,969)	$(36,019)	$(24,294)

Denominator
Weighted-average number of common shares outstanding	60,444,733	27,833,578	60,316,581	20,186,430
Less: Weighted average shares subject to repurchase	(67,122)	(160,347)	(77,187)	(226,567)

Denominator: Basic and diluted	60,377,611	27,673,231	60,239,394	19,959,863

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.32)	$(0.61)	$(0.60)	$(1.22)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	June 30,
	2012	2011
Options to purchase common stock	9,273,839	7,065,098
Common stock subject to repurchase	59,283	163,943
Restricted stock units	123,668	—
Warrants to purchase common stock	1,000,000	1,000,000

Total	10,456,790	8,229,041

Recent Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

3. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2012
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$69,784	$110	$—	$69,894
Government and agency securities	33,626		(66)	33,560
Asset-backed securities	35,802	68		35,870
Mortgage-backed securities	17,802	41		17,843
Commercial paper	10,688	1		10,689
Municipal bonds	6,783	14		6,797
Certificates of deposit	2,011	1		2,012
Floating rate notes	1,354	4		1,358

	$177,850	$239	$(66)	$178,023

	December 31, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$68,196	$—	$(209)	$67,987
Government and agency securities	60,602		(64)	60,538
Asset-backed securities	37,130		(33)	37,097
Commercial paper	22,266	5		22,271
Mortgage-backed securities	17,448		(24)	17,424
Municipal bonds	7,200	14		7,214
Certificates of deposit	2,019		(3)	2,016
Floating rate notes	327		(2)	325
Collateralized mortgage obligations	72			72

	$215,260	$19	$(335)	$214,944

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$60,614	$60,646	$70,871	$70,794
Due in 1—2 years	7,913	7,919	64,902	64,754
Due in 2—3 years	80,689	80,765	37,493	37,500
Due in 3—4 years	4,793	4,798	14,459	14,387
Due in 4—9 years	8,630	8,640	12,759	12,748
Due in 9—20 years	2,410	2,424	2,957	2,958
Due in 20—32 years	12,801	12,831	11,819	11,803

	$177,850	$178,023	$215,260	$214,944

Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of June 30, 2012 was $54.8 million. Gross unrealized losses on available-for-sale securities as of June 30, 2012 were insignificant and the Company believes the unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for securities which had been in a continuous loss position for more than 12 months was $1.0 million and $4,000, respectively, as of June 30, 2012. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

Marketable securities classified as available-for-sale are carried at fair value as of June 30, 2012 and December 31, 2011.

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

Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and six months ended June 30, 2012 and 2011, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2012 by level within the fair value hierarchy (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$4,629	$4,949	$—	$9,578
Marketable securities—available-for-sale	2,994	175,029	—	178,023

Total	$7,623	$179,978	$—	$187,601

Financial Liability
Warrant liability	$—	$—	$2,267	$2,267

The change in the value of the warrant liability is summarized below (in thousands):

Fair value at December 31, 2011	$—
Fair value of warrant on measurement date	7,704
Change in fair value recorded as a gain from change in fair value of warrant liability	(851)
Reclassification to additional paid-in capital upon vesting of warrants	(4,586)

Fair value at June 30, 2012	$2,267

The valuation of the warrant liability above is discussed in Note 13.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$17,160	$6,145	$—	$23,305
Marketable securities—available-for-sale	7,023	207,921	—	214,944

Total	$24,183	$214,066	$—	$238,249

The Company had no transactions measured at fair value on a nonrecurring basis as of December 31, 2011.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$963	$512
Work in process	3,664	2,439
Finished goods	430	178

Total inventories	$5,057	$3,129

6. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Plant equipment	$14,623	$4,439
Building and improvements	5,091	1,692
Lab equipment	4,574	3,887
Leasehold improvements	2,403	2,332
Computer equipment and software	2,362	1,425
Furniture and fixtures	464	300
Land	430	430
Automobiles	49	49
Construction in progress	4,666	14,207

	34,662	28,761
Less accumulated depreciation and amortization	(4,215)	(2,776)

Property, plant and equipment—net	$30,447	$25,985

Construction in progress as of June 30, 2012 and December 31, 2011 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of those dates.

Depreciation and amortization expense was $0.8 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense was $1.5 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation and related liabilities	$4,941	$6,481
Accrued professional fees	773	1,864
Accrued contract manufacturing expense	—	162
Other accrued liabilities	488	781

Total accrued liabilities	$6,202	$9,288

8. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

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

Unilever—Effective November 2009, the Company entered into a collaborative research and development agreement with Conopco, Inc. (doing business as Unilever) to develop oil for use in soap and other products. The Company completed the research and development under this agreement in the year ended December 31, 2010. In the first quarter of 2011, the Company and Unilever agreed to extend their research and development agreement through June 30, 2011. The Company received an initial payment of $750,000 in March 2011 related to work performed on this contract. The second payment of $750,000, against the total contract extension of $1.5 million, was received from Unilever in July 2011.

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

With respect to Phase 1 of the current DoD contract, the Company recognized $0 and $0.9 million of revenues in the three months ended June 30, 2012 and 2011, respectively, and $0 and $1.1 million of revenues in the six months ended June 30, 2012 and 2011, respectively. The Company had no unbilled revenue or deferred revenue balances related to Phase 1 of the agreement as of June 30, 2012 and December 31, 2011.

With respect to Phase 2 of the current DoD contract, the Company recognized $0.7 million and $0 of revenues in the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0 of revenues in the six months ended June 30, 2012 and 2011, respectively. Unbilled revenues were $0 million and $2.2 million as of June 30, 2012 and December 31, 2011, respectively. The Company had no deferred revenue balances related to Phase 2 of the agreement as of June 30, 2012 and December 31, 2011.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended June 30, 2012 and 2011, the Company recognized revenues of $4.0 million and $1.8 million, respectively. During the six months ended June 30, 2012 and 2011, the Company recognized revenues of $5.9 million and $3.0 million, respectively. The Company had no deferred revenue balance related to this award as of June 30, 2012 and December 31, 2011. Unbilled revenues related to this award were $3.2 million and $1.7 million as of June 30, 2012 and December 31, 2011, respectively.

Dynamic Fuels—In November 2011, Dynamic Fuels, LLC (“Dynamic”) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 and HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-treated Renewable F-76 and HRD-76). The Company was named a subcontractor and entered into a subcontractor agreement effective as of January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. The Company delivered its commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used by the US Navy in July 2012, as part of its efforts to demonstrate a Green Strike Group composed of vessels and ships powered by biofuels.

Sephora—The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line.

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

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term. The Company accounts for the JDA as an obligation to perform research and development services for others in accordance with ASC 730-20 and records the payments for the performance of these services as revenue in its condensed consolidated statement of operations. The Company recognizes revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort to be incurred. The cumulative amount of revenue recognized under the JDA is limited by the amounts the Company is contractually obligated to receive as cash reimbursements.

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 13).

9. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of June 30, 2012 and December 31, 2011, a principal amount of $157,000 and $179,000, respectively, was outstanding under this note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. On May 11, 2011, the Company borrowed $15.0 million under the facility. As of June 30, 2012 and December 31, 2011, $13.0 million and $14.7 million, respectively, were outstanding under this facility.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid on March 1, 2012 and the second payment is due on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

The weighted average interest rate for total debt outstanding was 4.7% and 4.6% as of June 30, 2012 and December 31, 2011, respectively.

A summary of debt follows (in thousands):

	June 30, 2012	December 31, 2011
Peoria Facility note, due 2013	$3,548	$5,357
Equipment note, due 2015	157	179
Silicon Valley Bank note, due 2015	12,997	14,716

Subtotal	16,702	20,252
Less: current portion of debt	(7,184)	(5,289)

Total long-term debt	$9,518	$14,963

A summary of debt maturity follows (in thousands):

	June 30, 2012	December 31, 2011
Principal due in 2012	$1,797	$5,413
Principal due in 2013	7,350	7,350
Principal due in 2014	3,921	3,921
Principal due in 2015	3,711	3,711

Subtotal	16,779	20,395
Less: imputed interest discount	(77)	(143)

Total debt	$16,702	$20,252

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company records rent expense under its sublease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $473,000 and $488,000 as of June 30, 2012 and December 31, 2011, respectively.

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

The Company entered into an auto lease agreement in the six months ended June 30, 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of June 30, 2012 was 450,000 Brazilian Real. This cancelable lease is excluded from the future minimum lease payments table below.

Future minimum lease payments under a noncancelable operating lease are as follows as of June 30, 2012 (in thousands):

Years Ending December 31,
Remainder of 2012	$1,264
2013	2,601
2014	2,681
2015	224
2016 and thereafter	—

Total minimum lease payments	$6,770

Rent expense was $0.7 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

Contractual Obligations—As of June 30, 2012, the Company had non-cancelable purchase obligations of $65,000.

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

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of June 30, 2012, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

11. STOCK-BASED COMPENSATION PLANS

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP. The 2011 EIP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 3,000,362 shares were reserved under the 2011 EIP as a result of this provision. As of June 30, 2012, there were 6,590,827 shares of common stock reserved for issuance under the 2011 EIP and no shares available for issuance under the 2004 EIP.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. The 2011 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 600,072 shares were reserved under the 2011 ESPP as a result of this provision. As of June 30, 2012, there were 1,276,939 shares available for issuance under the 2011 ESPP.

The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.1 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 59,283 and 99,110 shares of common stock subject to repurchase as of June 30, 2012 and December 31, 2011, respectively. The Company’s liability related to common stock subject to repurchase was $64,000 and $99,000 as of June 30, 2012 and December 31, 2011, respectively, and was recorded in other liabilities.

Restricted Stock Awards—The Company issued 0 and 32,000 restricted stock awards during the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock Units—The Company awarded 140,000 restricted stock units to an employee in July 2011. The restricted stock units have a vesting term of 30 months. As of June 30, 2012 and December 31, 2011, 51,332 and 23,332 shares, respectively, of these restricted stock units were vested. Stock-based compensation expense related to these restricted stock units was $0.3 million and $0 for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0 for the six months ended June 30, 2012 and 2011, respectively.

Performance-Based Restricted Stock Units—In July 2011, the Company granted 60,000 performance-based restricted stock units to an employee that vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. As of June 30, 2012 and December 31, 2011, 25,000 and 0 shares, respectively, of these restricted stock units were vested. Stock-based compensation expense related to performance-based restricted stock units was $0.2 million and $0 during the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. During the three months ended June 30, 2012, 750,000 of the warrant shares had vested. Refer to Note 8 and Note 13 for a description of the vesting terms and a discussion of the accounting for the warrant.

Stock-based Compensation Expense

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees was allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,013	$705	$1,938	$1,036
Sales, general and administrative	2,812	3,071	5,877	4,003

	$3,825	$3,776	$7,815	$5,039

12. EMPLOYEE BENEFIT PLAN

In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan.

13. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (“the Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012, with a targeted start-up in the fourth quarter of 2013. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of $36.3 million in fiscal 2012 and, additional capital contributions of up to $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. As of June 30, 2012, the Company had not made any cash contribution to Solazyme Bunge JV. In July 2012, the Company contributed capital of $10.0 million to the Solazyme Bunge JV.

The Company has determined that Solazyme Bunge JV is a VIE based on the sufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of Solazyme Bunge JV. However, the Company determined that it is not the primary beneficiary of Solazyme Bunge JV and therefore will not consolidate the financial results of Solazyme Bunge JV. The Company accounts for its interests in Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of Solazyme Bunge JV. During the three and six months ended June 30, 2012, the Company recognized $0.5 million of losses on its equity method investment in Solazyme Bunge JV.

In anticipation of Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (“the Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility; (ii) 50% upon the commencement of construction of the Plant; and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Plant reaches 1,000 metric tons. The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Warrant expires in May 2021.

The Company accounts for the Warrant pursuant to ASC 505-50, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. The measurement date of the Warrant was April 2, 2012, the formation date of Solazyme Bunge JV, as it was determined that the future performance to earn the Warrant shares was probable.

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Warrant, and recorded a corresponding $2.6 million of additional paid-in-capital for the vested Warrant shares and $7.7 million of warrant liability for the unvested Warrant shares as of that date. The fair value of the Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $2.3 million warrant liability associated with the unvested Warrant shares as of June 30, 2012. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 70%, risk-free interest rate of 1.45%, exercise price of $13.50 and an expected life of 8.8 years. In both the three and six months ended June 30, 2012, the Company recorded an unrealized gain of $0.9 million related to the change in the fair value of the warrant liability. As of June 30, 2012, 750,000 of the Warrant shares were vested.

In addition to forming the Solazyme Bunge JV in April 2012, the Company entered into a Development Agreement with Solazyme Bunge JV to continue to conduct research and development activities that are intended to benefit Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that Solazyme Bunge JV will pay the Company a technology maintenance fee in recognition of the Company’s ongoing research investment in technology that would benefit Solazyme Bunge JV. The Company also entered into a Technology Service Agreement with the Solazyme Bunge JV under which Solazyme Bunge JV will pay the Company for technical services related to the operations of the production facility.

Solazyme Roquette Joint Venture

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

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing (“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the loan as of June 30, 2012.

Related Party Transactions

During the three and six months ended June 30, 2012, the Company recognized revenue of $0.6 million and $0.6 million, respectively, related to its research and development arrangements with its joint venture companies. At June 30, 2012 and December 31, 2012, the Company had receivables of $1.6 million and $0.9 million, respectively, due from the joint venture companies.

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

To date, we have generated revenues from research and development programs, license fees and product sales. Through June 30, 2012, our revenues were primarily generated from key agreements with government agencies and commercial partners. In 2010, we launched our first products, the Golden Chlorella® line of dietary supplements, as a market development initiative, with current sales of products incorporating Golden Chlorella® at retailers including Whole Foods Markets, Inc. (Whole Foods) and General Nutrition Centers, Inc. (GNC). In the first quarter of 2011, we commenced commercial sale of our skin and personal care products, which were launched internationally with Sephora S.A. (Sephora EMEA) and domestically with Sephora USA, Inc. (Sephora Americas).

As we scale up our manufacturing capacity, we expect a large portion of our sales to be from products sold into the chemicals and fuels markets. Our revenues have increased in each of the last three fiscal years, growing from $9.2 million in 2009, to $38.0 million in 2010 to $39.0 million in 2011. In the six months ended June 30, 2012, our revenues increased $12.0 million to $27.1 million from $15.1 million in the first half of 2011. We incurred net losses attributable to our common stockholders of $13.8 million, $16.4 million and $54.0 million in 2009, 2010 and 2011, respectively, and our net loss was $36.0 million for the six months ended June 30, 2012.

We anticipate that we will continue to incur net losses as we continue our scale-up activities at our market development and commercial production facility located in Peoria, Illinois (Peoria Facility), expand our research and development activities and support commercialization activities for our products. In addition, as we enter into agreements with other companies to scale capacity, we will incur additional net losses associated with the build-out of those production facilities.

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

In May 2011, we entered into a Joint Development Agreement with Bunge. This Joint Development Agreement advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we granted to Bunge Limited a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. Pursuant to the terms of the warrant, the warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual oil production capacity. In August 2011, we entered into a Joint Venture Framework Agreement with Bunge to accelerate entry into a joint venture with Bunge to construct this commercial production facility, and pursuant to that agreement jointly commenced engineering on the facility. In April 2012, we and Bunge entered into a definitive agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. In the second quarter of 2012, 750,000 of the warrant shares had vested.

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

Bunge. In May 2011, we entered into a Joint Development Agreement (the “JDA”) with Bunge that extends through May 2013. Pursuant to the JDA, we and Bunge are jointly developing microbe-derived oils, and exploring the production of such oils from Brazilian sugarcane feedstock. The JDA also provides that Bunge will provide research funding to us through May 2013, payable quarterly in advance throughout the research term.

In April 2012, we and Bunge formed a joint venture (the Solazyme Bunge JV) to build, own and operate a commercial-scale renewable tailored oils production facility (the Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils primarily for chemical applications. In addition, the Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant, which will be jointly financed by us and Bunge, commenced in the second quarter of 2012, and is targeted for start-up in the fourth quarter of 2013.

In addition to forming the Solazyme Bunge JV in April 2012, we entered into a Development Agreement with Solazyme Bunge JV to continue to conduct research and development activities that are intended to benefit Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that Solazyme Bunge JV will pay us a technology maintenance fee in recognition of our ongoing research investment in technology that would benefit Solazyme Bunge JV. We also entered into a Technology Service Agreement with the Solazyme Bunge JV under which Solazyme Bunge JV will pay us for technical services related to the operations of the Plant, including, but not limited to, engineering support for Plant operations, operation procedure consultation, product analysis and Microbe performance monitoring and assessment.

In anticipation of Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (“the Warrant”) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests as follows: (i) 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate (the Joint Venture Plant); (ii) 50% of the warrant shares vest on the earlier of the following: (a) execution of the engineering, procurement and construction contract covering the construction of the Joint Venture Plant and (b) execution of a contract for the purchase of a production fermentation vessel for the Joint Venture Plant; provided, however, that such date occurs on or prior to ten weeks after certain technical milestones set forth in the JDA are achieved; and (iii) 25% of the warrant shares vest on the date upon which aggregate output of triglyceride oil at the Joint Venture Plant reaches 1,000 metric tons. The number of warrant shares issuable upon exercise is subject to downward adjustment for failure to achieve the performance milestones on a timely basis as well as adjustments for certain changes to capital structure and corporate transactions. The first tranche of the Warrant shares (25%) vested in April 2012 (see below). The second tranche of the Warrant shares (50%) vested in June 2012. The Warrant expires in May 2021.

Refer to Note 8 and Note 13 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

Chevron. We have entered into multiple research and development agreements with Chevron to conduct research related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the terms of the most recent agreement, Chevron provided research funding through June 30, 2012, subject to specified maximum amounts to be allocated to particular activities. The agreement contemplates that the parties may consider commercializing licensed products in a number of different ways.

US Navy. In September 2010, we entered into a firm fixed price research and development contract with the Department of Defense (DoD), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 567,812 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. This contract is the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. We completed the first phase of our 567,812 liter contract in July 2011, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy for their testing and certification program. In August 2011, the DoD exercised its option to pursue the second phase of the current DoD contract, which calls for the delivery of the remainder of the 283,906 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. We completed the second phase of our contract in June 2012, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy.

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered into a subcontractor agreement with Dynamic effective January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used by the US Navy in July 2012, as part of its efforts to demonstrate a Green Strike Group composed of vessels and ships powered by biofuels.

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

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette Nutritionals joint venture (the Solazyme Roquette JV) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. Solazyme Roquette Nutritionals is 50% owned by us and 50% by Roquette. While the Solazyme Roquette JV will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement. Roquette has also agreed to provide (1) a full capital commitment for two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year, (2) subject to the approval of the board of directors of the Solazyme Roquette JV, debt and equity financing for a larger Solazyme Roquette JV-owned facility that is expected to have capacity of approximately 50,000 metric tons per year, and (3) working capital financing during various scale-up phases. In October 2011, the Solazyme Roquette JV determined that its first committed manufacturing facility would be located at Roquette’s commercial production plant in Lestrem, France, and production began on its microalgae-derived food ingredients in the first quarter of 2012. In addition, we anticipate the Phase 2, 5,000 metric ton facility to be expanded from the Phase 1 facility in Lestrem in 2012. In November 2011, we and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee payment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the additional Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses.

Sephora. In December 2010, we entered into an exclusive distribution contract with Sephora EMEA to distribute our Algenist® product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist® product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist® product line at Sephora inside jcpenney stores in the United States.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 70% and 70% of our total revenues for the three and six months ended June 30, 2012, respectively, as compared to 82% and 76% of our total revenues for the three and six months ended June 30, 2011, respectively. Revenues from government grants and agreements represented 51% and 55% of total R&D program revenues in the three and six months ended June 30, 2012, respectively, as compared to 47% and 37% of total R&D program revenues in the three and six months ended June 30, 2011, respectively. Revenues from commercial and strategic partner development agreements represented 49% and 45% of total R&D program revenues in the three and six months ended June 30, 2012, respectively, and 53% and 63% of total R&D program revenues in the three and six months ended June 30, 2011, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora EMEA, Sephora Americas, QVC, The Shopping Channel, Space NK and Sephora inside jcpenney locations. We launched our Algenist® product line in certain countries in Europe and the United States in the first quarter of 2011, through The Shopping Channel in Canada in the second quarter of 2011, and through Space NK in the United Kingdom and Sephora inside jcpenney locations in the third quarter of 2011. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 30% and 30% of our total revenues in the three and six months ended June 30, 2012, respectively. Product revenues represented 18% and 24% of our total revenues in the three and six months ended June 30, 2011, respectively.

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

In the first quarter of 2011, we launched our first commercial product line, Algenist®. Cost of product revenue consists primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient used in our Algenist® product line, as well as shipping costs. We expect our third-party contractor costs related to the distribution and production of Algenist®, as well as our other costs of product revenue, to increase as the demand for our Algenist® product line grows.

•	Research and Development

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011. In 2012, we began commercial fermentation of our Alguronic Acid production at the Peoria Facility. In addition, we successfully commissioned our first integrated biorefinery in June 2012 under our DOE program. Accordingly, we expect that our research and development expenses will continue to increase in the near term until production at the Peoria Facility is fully implemented on a commercial basis. We intend to use our Peoria Facility for joint development activities as well as commercial production for certain high-value products. Any operating costs associated with commercial production will be charged to cost of product revenue or capitalized to inventory, if appropriate, when we begin commercialization of our tailored oils.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of June 30, 2012 and December 31, 2011, our outstanding debt was approximately $16.7 million and $20.3 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss in the change in the fair value in the condensed consolidated statement of operations. The warrant liability is reclassified to additional-paid in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value.

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

Income (loss) from the equity method investment in Solazyme Bunge JV is recorded in our income statement as “Income(Loss) from Equity Method Investments, Net”.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

	Three Months ended June 30,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$9,468	$6,092	$3,376
Net product revenue	4,077	1,306	2,771

Total revenues	$13,545	$7,398	$6,147

Our total revenues increased by $6.1 million in the second quarter of 2012 compared to the same period in 2011, due primarily to a $3.4 million increase in R&D program revenue and a $2.8 million increase in Algenist® product revenue (which launched in March 2011). Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $3.4 million, due to a $2.0 million increase in government program revenues and a $1.4 million increase in revenues from development agreements with strategic partners. Our government program revenues increased in the second quarter of 2012 compared to the same period in 2011, primarily due to increased construction activities associated with our DOE grant. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. Revenue from our DOE grant will be dependent on the timing of activities associated with the construction and operations of the integrated biorefinery. We successfully commissioned the integrated biorefinery in our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program. Our revenues from development agreements with strategic partners increased due to timing of agreements entered into with Unilever and Bunge in November 2011 and May 2011, respectively. We also successfully completed the second phase of our 2011 DoD fuels testing and certification contract in June 2012, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. In the near term, we expect government programs to decrease substantially. As we enter into new agreements with strategic partners or government programs, we expect the quarterly trends may fluctuate based on the timing of program activities.

Cost of Product Revenues

	Three Months ended June 30,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$1,330	$374	$956

Gross profit:
Product	$2,747	$932	$1,815

Product gross margin %	67%	71%

Cost of product revenue increased in the second quarter of 2012 compared to the same period in 2011 primarily due to increased sales of Algenist® products, which launched in March 2011. Gross margins decreased in 2012 due primarily to customer sales mix in the second quarter of 2012 compared to the same period in 2011.

Operating Expenses

	Three Months Ended June 30,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$18,381	$9,676	$8,705
Sales, general and administrative	13,723	10,955	2,768

Total operating expenses	$32,104	$20,631	$11,473

Research and Development Expenses

Our research and development expenses increased by $8.7 million in the second quarter of 2012 compared to the same period in 2011, due primarily to increased program and third-party contractor costs of approximately $4.8 million, and increased personnel-related and facilities-related costs of $2.7 million and $1.1 million, respectively. Program and third-party contractor costs increased primarily due increased costs related to the construction of the integrated biorefinery pursuant to the DOE grant and retrofitting costs related to the Peoria Facility. Personnel-related and facilities-related costs increased as a result of headcount growth to support growth in collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.0 million in the second quarter of 2012 compared to $0.7 million in the same period in 2011. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility and other manufacturing facilities.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $2.8 million in the second quarter of 2012 compared to the same period in 2011, primarily due to $1.9 million of increased marketing and promotional costs and $0.8 million of increased personnel-related costs associated with headcount growth. Personnel-related cost includes non-cash stock-based compensation of $2.8 million in the second quarter of 2012 compared to $3.1 million in the same period in 2011. We expect our sales, general and administrative expenses to increase as we add personnel to support the anticipated growth of our business domestically and in Brazil, as well as incur additional costs related to our operation as a publicly-traded company.

Other Income (Expense), Net

	Three Months Ended June 30,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$556	$(52)	$608
Interest expense	(247)	(132)	115
Loss on equity method investment	(510)	—	$510
Gain (loss) from change in fair value of warrant liabilities	851	(3,154)	$(4,005)

Total other income (expense), net	$650	$(3,338)	$(3,988)

Interest and Other Income

Interest and other income increased by $0.6 million in the second quarter of 2012 compared to the same period in 2011, primarily due to interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

Interest Expense

Interest expense increased by $0.1 million in the first half of 2012 compared to the same period in 2011, primarily due to interest expense recognized under our $15.0 million term loan outstanding with Silicon Valley Bank since May 2011. We expect interest expense to fluctuate with changes in our debt obligations.

Loss on Equity Method Investment

Loss on equity method investment increased by $0.5 million, primarily consisting of our proportionate share of the net loss from Solazyme Bunge JV.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $4.0 million in the second quarter of 2012 compared to the same period in 2011 primary due to the conversion of warrants to purchase shares of our redeemable convertible preferred stock. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock were converted into shares of our common stock or common stock warrants. We recorded a non-cash loss in the second quarter of 2011 (as of the closing date of our initial public offering), resulting from the change in fair value of the warrants. In the second quarter of 2011, we granted Bunge Limited a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet, remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested, and we recorded an unrealized gain of $0.9 million related to the change in the fair value of the warrant liability. We expect that the gain (loss) from the change in the fair value of the warrant liability will fluctuate with the change in our stock price.

Results of Operations

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

	Six Months ended June 30,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$19,028	$11,491	$7,537
Net product revenue	8,073	3,649	4,424

Total revenues	$27,101	$15,140	$11,961

Our total revenues increased by $12.0 million in the first half of 2012 compared to the same period in 2011, due primarily to a $7.5 million increase in R&D program revenue and a $4.4 million increase in Algenist® product revenue (which launched in March 2011). Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $7.5 million, primarily due to a $6.2 million increase in government program revenues, and a $1.3 million increase in revenues from development agreements with strategic partners. Our government program revenues increased in the first half of 2012 compared to the same period in 2011, primarily due to the delivery of our commitment of algal oil under the Dynamic subcontract in the first quarter of 2012, the delivery of 283,906 liters of HRF-76 marine diesel under the second phase of the DOD contract in June 2012 and increased construction activities associated with our DOE grant and California Energy Commission (CEC) funding. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. Revenue from our DOE grant will be dependent on the timing of activities associated with the construction and operations of the integrated biorefinery. In October 2011, the CEC agreed to fund up to $1.5 million for continuing research and development at our South San Francisco pilot plant facility through early 2015. The integrated biorefinery in our Peoria Facility came on-line in June of 2012 with the production of crude oil, and we anticipate that the remaining objectives under the program will be completed as outlined in the program. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enable important market development activities. In the near term, we expect government programs to decrease substantially. As we enter into new agreements with strategic partners or government programs, we expect the year-to-date trends may fluctuate based on the timing of program activities.

Cost of Product Revenues

	Six Months ended June 30,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$2,576	$1,038	$1,538

Gross profit:
Product	$5,497	$2,611	$2,886

Product gross margin %	68%	72%

Cost of product revenue increased in the first half of 2012 compared to the same period in 2011 primarily due to increased sales of Algenist® products, which launched in March 2011. Gross margins decreased in 2012 due primarily to customer sales mix in the first half of 2012 compared to the same period in 2011.

Operating Expenses

	Six Months Ended June 30,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$33,742	$17,826	$15,916
Sales, general and administrative	27,779	17,064	10,715

Total operating expenses	$61,521	$34,890	$26,631

Research and Development Expenses

Our research and development expenses increased by $15.9 million in the first half of 2012 compared to the same period in 2011, due primarily to increased program and third-party contractor costs of approximately $9.0 million, and increased personnel-related and facilities-related costs of $5.0 million and $1.6 million, respectively. Program and third-party contractor costs increased primarily due to increased manufacturing costs related to our government contracts, increased costs related to the construction of the integrated biorefinery pursuant to the DOE grant and retrofitting costs related to the Peoria Facility. Personnel-related and facilities-related costs increased as a result of headcount growth to support growth in collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.9 million in the first half of 2012 compared to $1.0 million in the same period in 2011. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and continue maximize production efficiencies at our Peoria Facility and other manufacturing facilities.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $10.7 million in the first half of 2012 compared to the same period in 2011, primarily due to increased personnel-related and facilities-related costs of $4.8 million and $0.6 million, respectively, associated with headcount growth, increased marketing and promotional costs of $3.7 million and $1.4 million of increased consulting, legal and audit costs. Personnel-related cost includes non-cash stock-based compensation of $5.9 million in the first half of 2012 compared to $4.0 million in the same period in 2011. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil, as well as incur additional costs as a result of becoming a publicly-traded company.

Other Income (Expense), Net

	Six Months Ended June 30,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income	$1,102	$338	$764
Interest expense	(466)	(147)	319
Loss on equity method investment	(510)	—	$510
Gain (loss) from change in fair value of warrant liabilities	851	(3,637)	$(4,488)

Total other income (expense), net	$977	$(3,446)	$(4,423)

Interest and Other Income

Interest and other income increased by $0.8 million in the first half of 2012 compared to the same period in 2011, primarily due to interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

Interest Expense

Interest expense increased by $0.3 million in the first half of 2012 compared to the same period in 2011, primarily due to interest expense recognized under our $15.0 million term loan outstanding with Silicon Valley Bank since May 2011. We expect interest expense to fluctuate with changes in our debt obligations.

Loss on Equity Method Investment

Loss on equity method investment increased by $0.5 million the first half of 2012, primarily consisting of our proportionate share of the net loss from Solazyme Bunge JV.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $4.5 million in the first half of 2012 compared to the same period in 2011 primary due to the conversion of warrants to purchase shares of our redeemable convertible preferred stock. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock were converted into shares of our common stock or common stock warrants. We recorded a non-cash loss in the first half of 2011 (as of the closing date of our initial public offering), resulting from the change in fair value of the warrants. In the second quarter of 2011, we granted Bunge Limited a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet, remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the first half of 2012, 750,000 warrant shares vested, and we recorded an unrealized gain of $0.9 million related to the change in the fair value of the warrant liability. We expect that gain (loss) from the change in fair value of the warrent liability will fluctuate with the change in our stock price.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$17,456	$28,780
Marketable securities	$178,023	$214,944

Cash, cash equivalents and marketable securities decreased by $48.2 million in the six months ended June 30, 2012, primarily due to cash used in operating activities of $37.0 million, $8.2 million of property and equipment purchases and $3.6 million of repayments under loan agreements, partially offset by $1.8 million of proceeds received from the issuance of common stock pursuant to our equity plans.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(36,987)	$(20,427)
Net cash provided by (used in) investing activities	$27,146	$(29,873)
Net cash provided by (used in) financing activities	$(1,841)	$215,147

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of June 30, 2012, we had an accumulated deficit of $142.8 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build-out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and development funding and government program activities, licensing activities fees and other revenue arrangements to achieve profitability.

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

We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and successfully commissioned our integrated biorefinery in June 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. The promissory note is interest free with two lump sum payments, the first of which was paid in March 2012, and the second payment is due on March 1, 2013. The note is secured by the real and personal property acquired from the seller. The purchase agreement does not contain financial ratio covenants, nor any affirmative or negative financial covenants, other than a prohibition on creating any liens against the collateral as defined in the agreement.

In April 2012, we entered into the Solazyme Bunge JV, which will be jointly capitalized by us and Bunge to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. In July 2012, we contributed $10.0 million in capital to the Solazyme Bunge JV, and we expect our total capital contributions to this project will not exceed $72.5 million. We expect the Solazyme Bunge JV will seek debt financing to fund a significant portion of the capital to construct a production facility, which would reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

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

We believe that our current cash, cash equivalents, marketable securities and revenue from product sales will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.

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

Cash Flows from Operating Activities

Cash used in operating activities of $37.0 million in the six months ended June 30, 2012 reflect a loss of $36.0 million, and a net change of $11.4 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $10.5 million. Non-cash charges primarily included $7.8 million of stock-based compensation, $1.5 million of net amortization of premiums on marketable securities and $1.5 million of depreciation and amortization. The net change used in our operating assets and liabilities was primarily a result of increases in our net accounts receivables and unbilled revenue of $3.0 million, increases in inventories of $1.9 million, decreased deferred revenue of $3.0 million and decreases in accounts payable and accrued liabilities of $4.1 million, partially offset by decreases in prepaid expenses and other current assets of $0.7 million. Accounts receivables and unbilled revenues increased primarily due to increased sales of Algenist® product and increased R&D program revenues. Inventories increased due to increased production of Algenist® product to meet higher customer demand. Deferred revenue decreased primarily due to timing of payments received on R&D programs. Accounts payable and accrued liabilities decreased primarily to payments made to third-party contract manufacturers and employee bonus payments. Prepaid expense and other current assets decreased due primarily due to settlement of receivables from our Solazyme Roquette JV and decreased interest receivable on a lower average cash, cash equivalents and marketable securities balances.

Cash used in operating activities of $20.4 million in the six months ended June 30, 2011 reflect a loss of $24.2 million, a net change of $6.0 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $9.8 million. The net change used in our operating assets and liabilities was primarily a result of increases in our inventories of $2.4 million primarily due to production of Algenist® product and increases in our prepaid and other assets of $2.3 million primarily from our receivable from our JV. Accounts receivable increased by $1.1 million due to revenues earned from research and development programs and sales of Algenist® products while our accounts payable balance decreased by $1.8 million as we paid some third party contractors in the six months ended June 30, 2011. These changes were partially offset by increases in accrued expenses of $1.4 million related to suppliers and contractors. Non-cash charges primarily included $5.0 million of stock-based compensation, $3.6 million related to the change in fair value of our warrant liability and $0.7 million of depreciation and amortization.

Cash Flows from Investing Activities

In the six months ended June, 2012, cash provided by investing activities was $27.1 million, primarily as a result of $35.3 million of net marketable securities maturities, partially offset by $8.2 million of capital expenditures related primarily to the construction of the Peoria Facility.

In the six months ended June 30, 2011, cash used in investing activities was $29.9 million, as a result of $20.0 million of net marketable securities purchases, and $10.1 million of capital expenditures related primarily to the purchase of the Peoria Facility.

Cash Flows from Financing Activities

In the six months ended June 30, 2012, cash used in financing activities was $1.8 million, primarily due to $3.6 million of repayments under loan agreements, partially offset by proceeds of $1.8 million received from common stock issuances pursuant to our equity plans.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2012:

	Total	2012	2013	2014	2015	2016 and beyond
	(In thousands)
Principal payments on long term debt	$16,779	$1,797	$7,350	$3,921	$3,711	$—
Interest payments on long-term debt, fixed rate	1,207	320	493	299	95	—
Operating leases	6,770	1,264	2,601	2,681	224	—
Purchase obligations	65	65	—	—	—	—

Total	$24,821	$3,446	$10,444	$6,901	$4,030	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur, up to $1.0 million from April 2012 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed and (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2012. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2012, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, commercial paper and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of June 30, 2012. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of June 30, 2012 consists of fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular through our Solazyme Roquette JV with Roquette, into Europe. We also launched the Algenist® product line in Europe in March 2011 and conduct operations in Brazil through our wholly-owned subsidiary and our ownership in the Solazyme Bunge JV. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro-denominated product sales to European distributors, will result in our use of currencies other than the US dollar. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described below before investing in our publicly-traded securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our condensed consolidated financial statements and related notes.

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

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $36.0 million during the six months ended June 30, 2012. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build out our product pipeline. As of June 30, 2012, we had an accumulated deficit of $142.8 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below) and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

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

We have had only limited product sales to date. If we are not successful in further advancing our existing commercial arrangements with strategic partners, developing new arrangements, or otherwise increasing our manufacturing capacity and securing access to sufficient volumes of low-cost, reliable feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial scale production of our products on a cost effective basis and in a timely manner;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to establish and maintain successful relationships with feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and diversion of resources from food production.

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

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette) and to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to joint venture arrangements, we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. If we cannot access feedstock in the quantities and at prices we need, we may not be able to successfully commercialize our chemicals and fuels products and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships, such as the Solazyme Bunge JV, with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply it in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand resulting from population growth and changes in standards of living, rising or falling commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature. Variable weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content of feedstock and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming Solazyme Bunge Produtos Renováveis Ltda., a Brazilian company doing business as Solazyme Bunge Renewable Oils (the Solazyme Bunge JV). The Solazyme Bunge JV intends to produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV production facility will be located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. Construction of the Solazyme Bunge JV’s production facility began in June 2012 and is expected to be completed in 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. In May

2011, we entered a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility with 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States. In addition, we have signed a development agreement with Ecopetrol, the largest company in Colombia and one of the four major oil companies in Latin America, to evaluate manufacturing options based on Colombian sugarcane feedstock.

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

Our pursuit of new product opportunities may not be technically feasible or cost effective, which would limit our ability to expand our product line and sources of revenues.

We intend to commit substantial resources, alone or with collaboration partners, to the development and analysis of new tailored oils by applying recombinant technology to our microalgae strains. There is no guarantee that we will be successful in creating new tailored oil profiles that we, our partners or our customers desire. There are significant technological hurdles in successfully applying recombinant technology to microalgae, and if we are unsuccessful at engineering microalgae strains that produce desirable tailored oils, the number and size of the markets we will be able to address will be limited, our expected profit margins could be reduced and the potential profitability of our business could be compromised.

The successful development of our business depends on our ability to efficiently and cost-effectively produce microalgae-based oils at large commercial scale.

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

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We do not have experience constructing or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 128,000 liters, but will need to reproduce our commercial productivity and yields using fermenters with a capacity of approximately 625,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. To date, we have entered two manufacturing arrangements: the manufacture of nutrition products for Solazyme

Roquette Nutritionals by our partner, Roquette, and the future manufacture of certain triglyceride oil products by the Solazyme Bunge JV, in each case pursuant to joint venture arrangements. Our current and anticipated future dependence upon others for the production and processing of our products may adversely affect our ability to develop any products on a timely and competitive basis. The failure of any of these third parties to continue to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.

To date, our products have been produced and processed in quantities sufficient for our development work. For example, we delivered more than 400,000 liters (373 metric tons) of microalgae-derived military marine diesel and jet fuel to the US Navy in 2011. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce and process our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production and/or processing capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production and/or processing services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.

In addition, if a facility or the equipment in a facility that produces and/or processes our products is significantly damaged, destroyed or otherwise becomes unavailable, we or our partners may be unable to replace the manufacturing capacity quickly or inexpensively. The inability to obtain manufacturing agreements, the damage or destruction of a facility upon which we or our partners rely for manufacturing or any other delays in obtaining supply would delay or prevent us and/or our partners from further developing and commercializing our products.

We may experience significant delays in financing, designing and constructing large commercial manufacturing facilities, which could result in harm to our business and prospects.

Our business plan contemplates bringing significant commercial manufacturing capacity online over the next several years. The Solazyme Bunge JV is currently constructing and intends to operate an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We expect construction to be complete in 2013. The initial production facility is expected to have a name plate capacity of 100,000 MT/year of oil. We expect our Solazyme Roquette Nutritionals joint venture will have access to commercial plants that Roquette has agreed to construct. We will need to construct, or otherwise secure access to, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products.

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

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, a portion of the repayment for start-up expenses will be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the construction of the Solazyme Bunge JV production facility, which would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

Our relationship with our strategic partner Roquette may not prove successful.

We have entered into a 50/50 joint venture with Roquette, one of the world’s largest starch and starch-derivatives companies. As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, through which both we and Roquette will conduct a substantial portion of our business in connection with microalgae-based oils and bioproducts for the food, nutraceuticals and animal feed markets. In connection with the establishment of the Solazyme Roquette JV, we have entered into services, manufacturing and license agreements with Roquette and Solazyme Roquette Nutritionals.

Our ability to generate value from the Solazyme Roquette JV will depend on, among other things, our ability to work cooperatively with Roquette and Solazyme Roquette Nutritionals for the commercialization of the Solazyme Roquette JV’s products. We may not be able to do so. For example, under the joint venture, Roquette personnel and facilities will be used to produce nutrition products using our licensed technology. Roquette does not have previous experience working with our technology, and we cannot be sure that the Solazyme Roquette JV will be successful in commercializing its products. In addition, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Roquette that could delay the development and commercialization of the Solazyme Roquette JV’s products or cause the dissolution of the Solazyme Roquette JV. For example, the joint venture agreement contemplates that Roquette will construct and own two Solazyme Roquette JV-dedicated facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has committed to fund a Solazyme Roquette JV-owned facility in Phase 3 that is expected to have capacity of approximately 50,000 metric tons per year. However, because the four-person board of directors of the Solazyme Roquette JV includes two Roquette designees, the decision to proceed with Phase 3 will functionally require Roquette’s approval. If we are unable to obtain the approval of the board of directors of the Solazyme Roquette JV, our ability to commercialize the Solazyme Roquette JV’s nutrition products and the financial performance of the Solazyme Roquette JV will suffer.

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

In the skin and personal care market, our branded products are marketed directly to potential consumers but we cannot be sure that consumers will continue to be attracted to our brand, or purchase our products on an ongoing basis. As a result, our distribution partners may decide to discontinue marketing our products.

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

The design, development, production and sale of our oils and bioproducts involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to our oils, bioproducts or the ultimate products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

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

We currently incur some costs and expenses in Euros and Brazilian Reais and expect in the future to incur additional expenses in these and other foreign currencies, and also derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the US dollar and other foreign currencies. As a result of the global financial crisis in mid-2008, the Real depreciated 31% against the US dollar. In 2009, due in part to the recovery of the Brazilian economy at a faster rate than the global economy, the Real appreciated 25% against the US dollar. In 2010, the Real appreciated 5% against the US dollar, and in 2011, the Real depreciated 11% against the US dollar. As a result of the European sovereign debt crisis, the Euro depreciated 7% against the US dollar in 2010 and 3% against the US dollar in 2011. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the US dollar in the future.

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

The sale and/or use of diesel and jet fuels produced from our oils are subject to regulation by various government agencies, including the Environmental Protection Agency (EPA) and the California Air Resources Board in the United States. To date, we have registered only our SoladieselRD® fuel in the United States. We or our refining or commercialization partners or customers may be required to register our fuel in the United States, with the European Commission and elsewhere before selling our products.

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our microalgae strains. To date, we have filed an MCAN for one of our microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days including extensions. We filed a PMN for oil derived from one of our microalgae strains, the review of which was completed by the EPA in July 2012. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

Our nutrition products are subject to regulation by various government agencies, including the US Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. Food ingredients and ingredients used in animal feed are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. We have submitted to the FDA our GRAS Notice of Determination for algal oil and received notification from the FDA in June 2012 that it had no further questions. Our GRAS Notice of Determination for algal flour has been submitted to the FDA. We do not expect any objections upon their review. However, there can be no assurance that we will not receive any objections from the FDA to our Notices of Determination. If the FDA were to disagree with our determination, they could ask us to voluntarily withdraw the products from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. Our skin and personal care products are also subject to regulation by various government agencies both within and outside the United States. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our skin and personal care products.

Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

As of June 30, 2012 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 45.2% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

On June 2, 2011, we closed our initial public offering. We sold 12,621,250 shares of common stock at a price to the public of $18.00 per share, which included 600,000 shares offered by selling stockholders and 1,646,250 shares that the underwriters had the option to purchase to cover over-allotments. This offer and sale of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-172790), which was declared effective by the SEC on May 26, 2011. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description		Previously Filed
		Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1*	Joint Venture Agreement entered into as of March 30, 2012 by and among Bunge Global Innovation, LLC, Solazyme, Inc. and certain other parties					X

10.2*	Solazyme Development Agreement entered into as of March 30, 2012 by and among Solazyme Bunge Renováveis Ltda., Solazyme, Inc. and certain other parties					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to the Condensed Consolidated Financial Statements					X

*	Confidential treatment has been granted or requested with respect to portions of the exhibit. A complete copy of the agreement, including the redacted items, has been filed with the SEC.
§	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2012