Form 10-Q
period 2012-09-30
SOLAZYME INC
filed 2012-11-14
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value per share	60,885,415 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,920	$28,780
Marketable securities	142,181	214,944
Accounts receivable	5,618	4,029
Unbilled revenues	3,028	3,889
Inventories	6,441	3,129
Prepaid expenses and other current assets	3,266	4,122

Total current assets	185,454	258,893
Property, plant and equipment — net	32,269	25,985
Investment in unconsolidated joint ventures	19,679	—
Other assets	331	346

Total assets	$237,733	$285,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,700	$11,525
Accrued liabilities	8,050	9,288
Current portion of long-term debt	7,255	5,289
Deferred revenue	—	3,014
Other current liabilities	144	96

Total current liabilities	23,149	29,212
Other liabilities	354	491
Warrant liability	1,582	—
Long-term debt	8,587	14,963

Total liabilities	33,672	44,666

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 — 5,000,000 shares authorized at September 30, 2012 and December 31, 2011; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001 — 150,000,000 shares authorized at September 30, 2012 and December 31, 2011; 60,811,326 and 59,908,138 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	61	60
Additional paid-in capital	369,592	348,083
Accumulated other comprehensive loss	(274)	(789)
Accumulated deficit	(165,318)	(106,796)

Total stockholders’ equity	204,061	240,558

Total liabilities and stockholders’ equity	$237,733	$285,224

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
Research and development programs	$4,810	$7,051	$23,838	$18,542
Product revenue	3,773	1,886	11,846	5,535

Total revenues	8,583	8,937	35,684	24,077

Costs and operating expenses
Cost of product revenue	1,331	554	3,907	1,592
Research and development	16,534	10,866	50,276	28,692
Sales, general and administrative	13,849	11,527	41,628	28,591

Total costs and operating expenses	31,714	22,947	95,811	58,875

Loss from operations	(23,131)	(14,010)	(60,127)	(34,798)
Other income (expense)
Interest and other income (expense), net	626	(76)	1,262	115
Loss on equity method investment	(683)	—	(1,193)	—
Gain (loss) from change in fair value of warrant liability	685	—	1,536	(3,637)

Total other income (expense)	628	(76)	1,605	(3,522)

Net loss	(22,503)	(14,086)	(58,522)	(38,320)
Accretion of redeemable convertible preferred stock	—	—	—	(60)

Net loss attributable to Solazyme, Inc. common stockholders	$(22,503)	$(14,086)	$(58,522)	$(38,380)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.37)	$(0.24)	$(0.97)	$(1.15)

Weighted-average number of common shares used in loss per share computation, basic and diluted	60,678,491	59,508,371	60,386,828	33,271,816

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In Thousands

Unaudited

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net loss	$(22,503)	$(14,086)	$(58,522)	$(38,320)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	204	(300)	693	(343)
Foreign currency translation adjustment	180	(446)	(178)	(383)

Other comprehensive income (loss)	384	(746)	515	(726)

Total comprehensive loss	$(22,119)	$(14,832)	$(58,007)	$(39,046)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

Unaudited

	Nine months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(58,522)	$(38,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,482	1,142
Loss on disposal of property and equipment	—	6
Net amortization of premiums on marketable securities	2,063	1,025
Amortization of debt discount	110	66
Amortization of loan fees	—	8
Noncash interest expense (income) — net	—	(4)
Issuance of common stock in connection with professional services rendered	—	16
Stock-based compensation expense	11,558	7,575
Loss on equity method investment	1,193	—
Revaluation of warrant liability	(1,536)	3,637
Changes in operating assets and liabilities:
Accounts receivable	(1,589)	(486)
Unbilled revenue	862	(1,697)
Inventories	(3,312)	(3,194)
Prepaid expenses and other current assets	306	(2,566)
Other assets	—	69
Accounts payable	(1,646)	(956)
Accrued liabilities	(1,183)	3,093
Deferred revenue	(3,014)	(449)
Other current and long-term liabilities	(38)	(26)

Net cash used in operating activities	(52,266)	(31,061)

Investing activities:
Purchases of property, plant and equipment	(11,029)	(13,241)
Proceeds received from sale of equipment	—	290
Purchases of marketable securities	(58,326)	(137,992)
Proceeds from sales of marketable securities	26,119	3,118
Maturities of marketable securities	103,335	45,707
Capital contribution in unconsolidated joint venture	(10,000)	—
Restricted cash	—	(50)

Net cash provided by (used in) investing activities	50,099	(102,168)

Financing activities:
Repayments under loan agreements	(4,506)	(34)
Proceeds from the issuance of common stock, net of repurchases	1,549	409
Proceeds from issuance of common stock pursuant to ESPP	1,161	—
Early exercise of stock options subject to repurchase	(50)	(61)
Payments received on promissory notes to stockholders	—	1,601
Proceeds from borrowings under loan agreements	—	15,000
Deferred loan costs/fees	—	(90)
Proceeds from exercise of common and preferred stock warrants	—	37
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	201,236

	Nine months Ended September 30,
	2012	2011
Offering costs	—	(3,852)

Net cash provided by (used in) financing activities	(1,846)	214,246

Effect of exchange rates on cash and cash equivalents	153	(314)

Net increase (decrease) in cash and cash equivalents	(3,860)	80,703
Cash and cash equivalents — beginning of period	28,780	32,497

Cash and cash equivalents — end of period	$24,920	$113,200

Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$260	$254

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$60

Capital assets in accounts payable and accrued liabilities	$937	$1,002

Accrued offering costs	$—	$356

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$128,374

Reclassification of warrant liability to additional paid-in capital	$4,586	$6,598

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$4,180

Addition of land, building and equipment under notes payable	$—	$5,248

Change in unrealized gain (loss) on marketable securities	$693	$343

Warrant issued for investment in unconsolidated joint venture	$10,361	$—

Capital contribution to unconsolidated joint venture settled with reduction of receivable from unconsolidated joint venture	$511	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The unaudited accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s unaudited condensed consolidated financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), which had operations beginning in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (Note 6) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The Company’s joint venture with Roquette (“Solazyme Roquette JV”) is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 13 in the notes to the unaudited condensed consolidated financial statements).

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it is not required to consolidate the 50.1% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 13 to the unaudited condensed consolidated financial statements).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for other interim periods or future years.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.

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

Foreign Currency Translation—The assets and liabilities of our foreign subsidiary, where the local currency is the functional currency, are translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive loss. Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds and commercial paper.

Marketable Securities—Investments with original maturities greater than three months that mature less than one year from the unaudited condensed consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in corporate bonds, United States Government and Agency securities, asset-backed securities, mortgage-backed securities, commercial paper, municipal bonds, certificates of deposit and floating rate notes. The Company classifies its marketable securities as available-for-sale. Marketable securities classified as available-for-sale are recorded at estimated fair value in the unaudited condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive loss. Marketable securities classified as available-for-sale are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest and other income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $0.3 million, classified in other long-term assets as of September 30, 2012 and December 31, 2011. These certificates of deposits were pledged as collateral for a $0.3 million letter of credit related to the Company’s facility lease.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of September 30, 2012 and December 31, 2011, as the Company expected full collection of its accounts receivable balances. The Company’s customer payment terms related to sales of Algenist® products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pounds. The Company reserves for estimated product returns as reductions of accounts receivable and product revenues. As of September 30, 2012, the reserve for product returns was $0.7 million. The Company monitors actual return history and reassesses its return reserve as return experience develops.

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value as of September 30, 2012 and December 31, 2011. The fair value of the debt obligations was determined using unobservable inputs (Level 3 inputs), as defined in ASC 820 (see Note 4).

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

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the unaudited condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the unaudited condensed consolidated balance sheet, statements of operations and cash flows. The Company had nine customers accounting for 99% of the gross accounts receivable balance as of September 30, 2012. The Company had eight customers accounting for 97% of the gross accounts receivable balance as of December 31, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of September 30, 2012, $2.2 million of the Company’s gross accounts receivable balance related to product sales.

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

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the three and nine months ended September 30, 2012 and 2011.

Warrant Liability—Prior to the Company’s initial public offering, outstanding warrants to purchase shares of the Company’s Series A and Series B redeemable convertible preferred stock were freestanding warrants that were exercisable into convertible preferred stock that was subject to redemption and were therefore classified as liabilities on the unaudited condensed consolidated balance sheet at fair value. The Company estimated the fair value of these warrants at the respective balance sheet dates utilizing an option-based model to allocate an estimated business enterprise value to the various classes of the Company’s equity stock and related warrants. The assumptions used to estimate the business enterprise value and allocation of value to the classes of equity stock and related warrants were highly judgmental. The initial liability recorded was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the loss from the change in fair value of warrant liability in the accompanying unaudited condensed consolidated statements of operations. The liability was adjusted for changes in fair value until the conversion of the underlying redeemable convertible preferred stock into common stock and common stock warrants prior to the close of Company’s initial public offering in June 2011, at which time the redeemable convertible preferred stock warrants were reclassified to additional paid-in capital.

In May 2011, the Company granted to Bunge Limited a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share (see Note 13). The warrant vests in three separate tranches, based upon Bunge Limited achieving three specific performance milestones. The first tranche of shares vested on the measurement date, April 2, 2012, and was recorded as an investment in the unconsolidated joint venture and additional paid-in capital, based on the fair value of the first tranche of warrants that vested upon the measurement date. The remaining unvested second and third tranches of the warrant (on the measurement date) were classified as a liability on the unaudited condensed consolidated balance sheet at fair value on the measurement date, due to performance-based vesting terms. The initial liability for the second vesting tranche was adjusted for changes in fair value until the performance-based milestones were met and the tranche vested on June 20, 2012, at which time the fair value of the second vested tranche was reclassified to additional paid-in-capital. The initial liability recorded for the third tranche as of the measurement date was adjusted for changes in fair value at each reporting date with an offsetting entry recorded for the gain (loss) from the change in fair value of warrant liability in the accompanying unaudited condensed consolidated statement of operations.

Segment Reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through September 30, 2012.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $8.6 million and $8.9 million for the three months ended September 30, 2012 and 2011, respectively, originated in the United States. Total revenues of $35.7 million and $24.1 million for the nine months ended September 30, 2012 and 2011, respectively, originated in the United States.

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

Product Revenue—Product revenue is recognized from the sale of Algenist® products. Algenist® products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist® products have an approximate three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of September 30, 2012 the Company had a product revenue reserve of $0.7 million. Actual returns of Algenist® products may differ from the estimates used by the Company to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.0 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through September 30, 2012, if recognized, would affect the Company’s effective tax rate.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The Company accounts for restricted stock awards issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s unaudited condensed consolidated statements of operations during the period the related services are rendered.

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

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Actual
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(22,503)	$(14,086)	$(58,522)	$(38,380)

Denominator
Weighted-average number of common shares outstanding	60,731,271	59,671,948	60,455,820	33,497,444
Less: Weighted average shares subject to repurchase	(52,780)	(163,577)	(68,992)	(225,628)

Denominator: Basic and diluted	60,678,491	59,508,371	60,386,828	33,271,816

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(0.37)	$(0.24)	$(0.97)	$(1.15)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	9,279,985	7,508,555	9,279,985	7,508,555
Common stock subject to repurchase	46,277	103,169	46,277	103,169
Restricted stock units	126,168	200,000	126,168	200,000
Warrants to purchase common stock	1,000,000	1,000,000	1,000,000	1,000,000

Total	10,452,430	8,811,724	10,452,430	8,811,724

Recent Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. Companies will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU No. 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company adopted this standard in the first quarter of 2012 by including a separate statement of comprehensive income to its unaudited condensed consolidated financial statements. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

3. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2012
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$60,161	$239	$—	$60,400
Government and agency securities	27,386		(54)	27,332
Asset-backed securities	26,853	103		26,956
Mortgage-backed securities	14,413	63		14,476
Commercial paper	3,897	1		3,898
Municipal bonds	6,778	19		6,797
Certificates of deposit	1,007	1		1,008
Floating rate notes	1,310	4		1,314

	$141,805	$430	$(54)	$142,181

	December 31, 2011
Available-for-sale securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$68,196	$—	$(209)	$67,987
Government and agency securities	60,602		(64)	60,538
Asset-backed securities	37,130		(33)	37,097
Commercial paper	22,266	5		22,271
Mortgage-backed securities	17,448		(24)	17,424
Municipal bonds	7,200	14		7,214
Certificates of deposit	2,019		(3)	2,016
Floating rate notes	327		(2)	325
Collateralized mortgage obligations	72			72

	$215,260	$19	$(335)	$214,944

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity (in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$51,433	$51,489	$70,871	$70,794
Due in 1 — 2 years	38,631	38,836	64,902	64,754
Due in 2 — 3 years	32,390	32,421	37,493	37,500
Due in 3 — 4 years	1,589	1,592	14,459	14,387
Due in 4 — 9 years	5,793	5,821	12,759	12,748
Due in 9 — 20 years	1,694	1,707	2,957	2,958
Due in 20 — 32 years	10,275	10,315	11,819	11,803

	$141,805	$142,181	$215,260	$214,944

Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of September 30, 2012 was $17.3 million. Gross unrealized losses on available-for-sale securities as of September 30, 2012 were insignificant and the Company believes the unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $4.7 million and $72,000, respectively, as of September 30, 2012. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

Marketable securities classified as available-for-sale are carried at fair value as of September 30, 2012 and December 31, 2011.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value in the unaudited condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and nine months ended September 30, 2012 and 2011, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2012 by level within the fair value hierarchy (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$16,603	$1,151	$—	$17,754
Marketable securities — available-for-sale	1,995	140,186	—	142,181

Total	$18,598	$141,337	$—	$159,935

Financial Liability
Warrant liability	$—	$—	$1,582	$1,582

The change in the value of the warrant liability is summarized below (in thousands):

Fair value at December 31, 2011	$—
Fair value of warrant on measurement date	7,704
Change in fair value recorded as a gain from change in fair value of warrant liability	(1,536)
Reclassification to additional paid-in capital upon vesting of warrants	(4,586)

Fair value at September 30, 2012	$1,582

The valuation of the warrant liability above is discussed in Note 13.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$17,160	$6,145	$—	$23,305
Marketable securities — available-for-sale	7,023	207,921	—	214,944

Total	$24,183	$214,066	$—	$238,249

The change in the value of the warrant liability is summarized below (in thousands):

Fair value at December 31, 2010	$2,961
Change in fair value recorded as a loss from change in fair value of warrant liabilities	3,637
Conversion of preferred stock warrants to common stock or common stock warrants	(6,598)

Fair value at September 30, 2011	$—

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$838	$512
Work in process	4,876	2,439
Finished goods	727	178

Total inventories	$6,441	$3,129

6. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Plant equipment	$16,169	$4,439
Building and improvements	5,387	1,692
Lab equipment	5,143	3,887
Leasehold improvements	2,590	2,332
Computer equipment and software	2,602	1,425
Furniture and fixtures	586	300
Land	430	430
Automobiles	49	49
Construction in progress	4,553	14,207

	37,509	28,761
Less accumulated depreciation and amortization	(5,240)	(2,776)

Property, plant and equipment — net	$32,269	$25,985

Construction in progress as of September 30, 2012 and December 31, 2011 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of those dates.

The Company capitalized $0.3 million of interest costs associated with plant equipment at its Peoria manufacturing facility for the three and nine months ended September 30, 2012. The Company did not capitalize any interest costs for the three and nine months ended September 30, 2011.

Depreciation and amortization expense was $1.0 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense was $2.5 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation and related liabilities	$5,661	$6,481
Accrued professional fees	721	1,864
Accrued contract manufacturing expense	—	162
Other accrued liabilities	1,668	781

Total accrued liabilities	$8,050	$9,288

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

With respect to Phase 1 of the current DoD contract, the Company recognized $0 and $10,000 of revenues in the three months ended September 30, 2012 and 2011, respectively, and $0 and $ 1.1 million of revenues in the nine months ended September 30, 2012 and 2011, respectively. The Company had no unbilled revenue or deferred revenue balances related to Phase 1 of the agreement as of September 30, 2012 and December 31, 2011.

With respect to Phase 2 of the current DoD contract, the Company recognized $0 and $1.7 million of revenues in the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $1.7 million of revenues in the nine months ended September 30, 2012 and 2011, respectively. Unbilled revenues were $0 and $2.2 million as of September 30, 2012 and December 31, 2011, respectively. The Company had no deferred revenue balances related to Phase 2 of the agreement as of September 30, 2012 and December 31, 2011.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended September 30, 2012 and 2011, the Company recognized revenues of $2.4 million and $1.8 million, respectively. During the nine months ended September 30, 2012 and 2011, the

Company recognized revenues of $8.3 million and $4.7 million, respectively. The Company had no deferred revenue balance related to this award as of September 30, 2012 and December 31, 2011. Unbilled revenues related to this award were $2.2 million and $1.7 million as of September 30, 2012 and December 31, 2011, respectively.

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

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term. The Company accounts for the JDA as an obligation to perform research and development services for others in accordance with ASC 730-20 and records the payments for the performance of these services as revenue in its unaudited condensed consolidated statement of operations. The Company recognizes revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort to be incurred. The cumulative amount of revenue recognized under the JDA is limited by the amounts the Company is contractually obligated to receive as cash reimbursements.

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 13).

9. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of September 30, 2012 and December 31, 2011, a principal amount of $143,000 and $179,000, respectively, was outstanding under this note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the unaudited condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. The Company was in compliance with its loan covenants under the facility as of September 30, 2012 and December 31, 2011. On May 11, 2011, the Company borrowed $15.0 million under the facility. As of September 30, 2012 and December 31, 2011, $12.1 million and $14.7 million, respectively, were outstanding under this facility.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid on March 1, 2012 and the second payment is due on March 1, 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

The weighted average interest rate for total debt outstanding was 4.6% as of September 30, 2012 and December 31, 2011.

A summary of debt follows (in thousands):

	September 30, 2012	December 31, 2011
Peoria Facility note, due 2013	$3,577	$5,357
Equipment note, due 2015	143	179
Silicon Valley Bank note, due 2015	12,122	14,716

Subtotal	15,842	20,252
Less: current portion of debt	(7,255)	(5,289)

Total long-term debt	$8,587	$14,963

A summary of debt maturity follows (in thousands):

	September 30, 2012	December 31, 2011
Principal due in 2012	$903	$5,413
Principal due in 2013	7,350	7,350
Principal due in 2014	3,921	3,921
Principal due in 2015	3,716	3,711

Subtotal	15,890	20,395
Less: imputed interest discount	(48)	(143)

Total debt	$15,842	$20,252

Total interest costs on the Company’s total debt was $0.2 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company records rent expense under its sublease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $0.5 million as of September 30, 2012 and December 31, 2011.

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

The Company entered into an auto lease agreement in the nine months ended September 30, 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of September 30, 2012 was 380,000 Brazilian Real. This cancelable lease is excluded from the future minimum lease payments table below.

Future minimum lease payments under a noncancelable operating lease are as follows as of September 30, 2012 (in thousands):

Years Ending December 31,
Remainder of 2012	$632
2013	2,601
2014	2,681
2015	224
2016 and thereafter	—

Total minimum lease payments	$6,138

Rent expense was $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Contractual Obligations—As of September 30, 2012, the Company had no non-cancelable purchase obligations.

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

Guarantees and Indemnifications—The Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover all or a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the accompanying unaudited condensed consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of September 30, 2012, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP. The 2011 EIP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 3,000,362 shares were reserved under the 2011 EIP as a result of this provision. As of September 30, 2012, there were 6,372,264 shares of common stock reserved for issuance under the 2011 EIP and no shares available for issuance under the 2004 EIP.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. The 2011 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 600,072 shares were reserved under the 2011 ESPP as a result of this provision. As of September 30, 2012, there were 1,234,092 shares available for issuance under the 2011 ESPP.

The Company recognized stock-based compensation expense related to its 2011 ESPP of $8,000 and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 46,277 and 99,110 shares of common stock subject to repurchase as of September 30, 2012 and December 31, 2011, respectively. The Company’s liability related to common stock subject to repurchase was $48,000 and $99,000 as of September 30, 2012 and December 31, 2011, respectively, and was recorded in other liabilities.

Restricted Stock Awards—The Company issued 0 and 32,000 restricted stock awards during the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock Units—The Company awarded 19,000 and 140,000 restricted stock units to employees in the nine months ended September 30, 2012 and 2011, respectively. The restricted stock units vest over terms ranging from 4-48 months. As of September 30, 2012 and December 31, 2011, 67,832 and 23,332 shares, respectively, of these restricted stock units were vested. Stock-based compensation expense related to these restricted stock units was $0.4 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Performance-Based Restricted Stock Units—In July 2011, the Company granted 60,000 performance-based restricted stock units to an employee that vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. As of September 30, 2012 and December 31, 2011, 25,000 and 0 shares, respectively, of these restricted stock units were vested. Stock-based compensation expense related to performance-based restricted stock units was $0.1 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.2 for the nine months ended September 30, 2012 and 2011, respectively.

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. During the nine months ended September 30, 2012, 750,000 of the warrant shares had vested. Refer to Note 8 and Note 13 for a description of the vesting terms and a discussion of the accounting for the warrant.

Stock-based Compensation Expense

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees was allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Research and development	$1,001	$534	$2,939	$1,567
Sales, general and administrative	2,742	2,018	8,619	6,008

	$3,743	$2,552	$11,558	$7,575

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

13. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (“the Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012, with a targeted start-up in the fourth quarter of 2013. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. In July 2012, the Company contributed $10.0 million in capital to the Solazyme Bunge JV, which was recorded as a $10.0 million increase to investment in unconsolidated joint ventures, and a corresponding decrease to cash and cash equivalents.

The Company has determined that Solazyme Bunge JV is a VIE based on the sufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of Solazyme Bunge JV. However, the Company determined that it is not the primary beneficiary of Solazyme Bunge JV and therefore will not consolidate the financial results of Solazyme Bunge JV. The Company accounts for its interests in Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of Solazyme Bunge JV. During the three and nine months ended September 30, 2012, the Company recognized $0.7 million and $1.2 million, respectively, related to losses on its equity method investment in Solazyme Bunge JV.

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

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Warrant, and recorded a corresponding $2.6 million of additional paid-in-capital for the vested Warrant shares and $7.7 million of warrant liability for the unvested Warrant shares as of that date. The fair value of the Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $1.6 million warrant liability associated with the unvested Warrant shares as of September 30, 2012. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 60%, risk-free interest rate of 1.35%, exercise price of $13.50 and an expected life of 8.6 years. During the three and nine months ended September 30, 2012, the Company recorded an unrealized gain of $0.7 million and $1.5 million, respectively, related to the change in the fair value of the warrant liability As of September 30, 2012, 750,000 of the Warrant shares were vested.

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

The Company’s initial contribution is the licensing of certain intellectual property (the “IP”) to the Solazyme Roquette JV. In September 2012, the Company contributed approximately $0.5 million to the Solazyme Roquette JV and correspondingly, reduced the Company’s receivable due from Solazyme Roquette JV by approximately $0.5 million. Roquette is required to provide funds to Solazyme Roquette Nutritionals for working capital, lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 1 and Phase 2 and lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 3. Roquette has also agreed to provide funds to Solazyme Roquette Nutritionals to be used as equity in construction of the Phase 3 facility and to provide debt financing to Solazyme Roquette Nutritionals for construction of the Phase 3 facility, subject to the approval to proceed with construction.

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing (“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the loan as of September 30, 2012.

Related Party Transactions

During the three and nine months ended September 30, 2012, the Company recognized revenue of $0.8 million and $1.4 million, respectively, related to its research and development arrangements with its joint venture companies. At September 30, 2012 and December 31, 2011, the Company had receivables of $1.3 million and $0.9 million, respectively, due from the joint venture companies. At September 30, 2012 and December 31, 2011, the Company had unbilled revenues of $0.8 million and $0, respectively, related to the joint venture companies.

14. SUBSEQUENT EVENT

In November 2012, the Company and Archer-Daniels-Midland Company (“ADM”) entered into a Strategic Collaboration Agreement (the “Collaboration Agreement”), establishing a collaboration for the production of tailored triglyceride oil products at the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”). The Clinton Facility will produce tailored triglyceride oil products using the Company’s proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in Company common stock. In addition, the Company will grant to ADM a warrant covering 500,000 shares of Company common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. The Company currently anticipates that commercial production at the Clinton Facility will begin in early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons/year of tailored triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 metric tons/year with the goal to further expand production to 100,000 metric tons/year. The parties will also work together to develop markets for the products produced at the Clinton Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).

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

To date, we have generated revenues from research and development programs, license fees and product sales. Through September 30, 2012, our revenues were primarily generated from key agreements with government agencies and commercial partners. In 2010, we launched our first products, the Golden Chlorella® line of dietary supplements, as a market development initiative, with current sales of products incorporating Golden Chlorella® at retailers including Whole Foods

Markets, Inc. (Whole Foods) and General Nutrition Centers, Inc. (GNC). In the first quarter of 2011, we commenced commercial sale of our skin and personal care products, which were launched internationally with Sephora S.A. (Sephora EMEA) and domestically with Sephora USA, Inc. (Sephora Americas).

As we scale up our manufacturing capacity, we expect a large portion of our sales to be from products sold into the chemicals and fuels markets. Our revenues have increased in each of the last three fiscal years, growing from $9.2 million in 2009, to $38.0 million in 2010 to $39.0 million in 2011. In the nine months ended September 30, 2012, our revenues increased $11.6 million to $35.7 million from $24.1 million in the nine months ended September 30, 2011. We incurred net losses attributable to our common stockholders of $13.8 million, $16.4 million and $54.0 million in 2009, 2010 and 2011, respectively, and our net loss was $58.5 million for the nine months ended September 30, 2012.

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

In May 2011, we entered into a Joint Development Agreement with Bunge. This Joint Development Agreement advances our work on Brazilian sugarcane feedstocks and extends through May 2013. Also in May 2011, we granted to Bunge Limited a performance-based warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. Pursuant to the terms of the warrant, the warrant shares vest upon the successful completion of milestones that ultimately target the construction of a commercial facility with 100,000 metric tons of annual oil production capacity. In August 2011, we entered into a Joint Venture Framework Agreement with Bunge to accelerate entry into a joint venture with Bunge to construct this commercial production facility, and pursuant to that agreement jointly commenced engineering on the facility. In April 2012, we and Bunge entered into a definitive agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. As of September 30, 2012, 750,000 of the warrant shares had vested.

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

Refer to Note 8 and Note 13 in the accompanying notes to our unaudited condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 56% and 67% of our total revenues for the three and nine months ended September 30, 2012, respectively, as compared to 79% and 77% of our total revenues for the three and nine months ended September 30, 2011, respectively. Revenues from government grants and agreements represented 54% and 55% of total R&D program revenues in the three and nine months ended September 30, 2012, respectively, as compared to 50% and 42% of total R&D program revenues in the three and nine months ended September 30, 2011, respectively. Revenues from commercial and strategic partner development agreements represented 46% and 45% of total R&D program revenues in the three and nine months ended September 30, 2012, respectively, and 50% and 58% of total R&D program revenues in the three and nine months ended September 30, 2011, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora EMEA, Sephora Americas, QVC, The Shopping Channel, Space NK and Sephora inside jcpenney locations. We launched our Algenist® product line in certain countries in Europe and the United States in the first quarter of 2011, through The Shopping Channel in Canada in the second quarter of 2011, and through Space NK in the United Kingdom and Sephora inside jcpenney locations in the third quarter of 2011. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 44% and 33% of our total revenues in the three and nine months ended September 30, 2012, respectively. Product revenues represented 21% and 23% of our total revenues in the three and nine months ended September 30, 2011, respectively.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of September 30, 2012 and December 31, 2011, our outstanding debt was approximately $15.8 million and $20.3 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss in the change in the fair value in the unaudited condensed consolidated statement of operations. The warrant liability is reclassified to additional-paid in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of September 30, 2012, and will be remeasured to fair value at each balance sheet date until the warrant shares have vested.

Income (Loss) from Equity Method Investments, Net

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the Solazyme Roquette JV, while income (loss) from the equity method investment in the Solazyme Roquette JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” We will not record any Solazyme Roquette JV income (loss) until the Solazyme Roquette JV generates positive net income.

Income (loss) from the equity method investment in Solazyme Bunge JV is recorded in our income statement as “Income (Loss) from Equity Method Investments, Net”.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

	Three Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$4,810	$7,051	$(2,241)
Net product revenue	3,773	1,886	1,887

Total revenues	$8,583	$8,937	$(354)

Our total revenues decreased by $0.4 million in the third quarter of 2012 compared to the same period in 2011, due primarily to a $2.2 million decrease in R&D program revenue, partially offset by a $1.9 million increase in Algenist® product revenue (which launched in March 2011). Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues decreased by $2.2 million, due to a $0.9 million decrease in government program revenues and a $1.3 million decrease in revenues from development agreements with strategic partners.

Our government program revenues decreased in the third quarter of 2012 compared to the same period in 2011, primarily due to the successful completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012, partially offset by increased construction activities associated with our DOE and CEC grants. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery in our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. Revenue from our DOE grant will be dependent on the timing of activities associated with the remaining production activities. In October 2011, the CEC agreed to fund up to $1.5 million for continuing research and development at our South San Francisco pilot plant facility through early 2015.

Our revenues from development agreements with strategic partners decreased due to timing of agreements that ended and new agreements entered into since the third quarter of 2011. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities.

As we enter into new agreements with strategic partners or government programs, we expect the quarterly trends may fluctuate based on the timing of program activities. In the near term, we expect government program revenues to decrease substantially.

Cost of Product Revenues

	Three Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$1,331	$554	$777

Gross profit:
Product	$2,442	$1,332	$1,110

Product gross margin %	65%	71%

Cost of product revenue increased in the third quarter of 2012 compared to the same period in 2011 primarily due to increased sales of Algenist® products, which launched in March 2011. Gross margins decreased in 2012 due primarily to customer sales mix in the third quarter of 2012 compared to the same period in 2011.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$16,534	$10,866	$5,668
Sales, general and administrative	13,849	11,527	2,322

Total operating expenses	$30,383	$22,393	$7,990

Research and Development Expenses

Our research and development expenses increased by $5.7 million in the third quarter of 2012 compared to the same period in 2011, due primarily to increased personnel-related and facilities-related costs of $2.4 million and $1.1 million, respectively, and increased third-party contractor and program costs of approximately $1.8 million. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.0 million in the third quarter of 2012 compared to $0.5 million in the same period in 2011. Third-party contractor and program costs increased primarily due to increased costs incurred on R&D programs, costs to complete the construction of the integrated biorefinery pursuant to the DOE grant and operating costs related to the Peoria Facility. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility and other manufacturing facilities.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $2.3 million in the third quarter of 2012 compared to the same period in 2011, primarily due to $1.6 million of increased personnel-related costs associated with headcount growth and $0.4 million of increased marketing and promotional costs. Personnel-related cost includes non-cash stock-based compensation of $2.7 million in the third quarter of 2012 compared to $2.0 million in the same period in 2011. We expect our sales, general and administrative expenses to increase as we add personnel to support the anticipated growth of our business domestically and in Brazil, as well as incur additional costs related to our operation as a publicly-traded company.

Other Income (Expense), Net

	Three Months Ended September 30,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income (expense), net	$626	$(76)	$(702)
Loss on equity method investment	(683)	—	$683
Gain (loss) from change in fair value of warrant liabilities	685	—	$685

Total other income (expense), net	$628	$(76)	$(704)

Interest and Other Income (Expense), Net

Interest and other income (expense), net increased by $0.7 million in the third quarter of 2012 compared to the same period in 2011, primarily due to a $0.4 million decrease in interest expense as a result of interest capitalized to plant equipment associated with our Peoria manufacturing facility in the third quarter of 2012 and $0.2 million of increased interest income earned on the mix of cash, cash equivalents and marketable securities balances during the third quarter of 2012 compared to the same period in 2011.

Loss on Equity Method Investment

Loss on equity method investment increased by $0.7 million, which consisted primarily of our proportionate share of the net loss from Solazyme Bunge JV.

Gain (Loss) from Change in Fair Value of Warrant Liability

Gain from the change in fair value of warrant liability increased by $0.7 million in the third quarter of 2012 compared to the same period in 2011, primarily due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. The value of the remaining unvested warrant shares decreased during the third quarter of 2012, resulting in a $0.7 million non-cash gain related to the change in the fair value of the warrant liability. We expect that the gain (loss) from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Results of Operations

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

	Nine Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$23,838	$18,542	$5,296
Net product revenue	11,846	5,535	6,311

Total revenues	$35,684	$24,077	$11,607

Our total revenues increased by $11.6 million in the nine months ended September 30, 2012 compared to the same period in 2011, due primarily to a $5.3 million increase in R&D program revenue and a $6.3 million increase in Algenist® product revenue (which launched in March 2011). Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $5.3 million, primarily due to an increase in government program revenues. Our government program revenues increased in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to increased construction activities associated with our DOE grant and California Energy Commission (CEC) funding, the delivery of our commitment of algal oil under the Dynamic subcontract in the first quarter of 2012 and the delivery of 283,906 liters of HRF-76 marine diesel under the second phase of the DOD contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery in our Peoria facility in the second quarter of 2012, and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. Revenue from our DOE grant will be dependent on the timing of activities associated with the remaining production activities. In October 2011, the CEC agreed to fund up to $1.5 million for continuing research and development at our South San Francisco pilot plant facility through early 2015.

In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. As we enter into new agreements with strategic partners or government programs, we expect the year-to-date trends may fluctuate based on the timing of program activities. In the near term, we expect government program revenues to decrease substantially.

Cost of Product Revenues

	Nine Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$3,907	$1,592	$2,315

Gross profit:
Product	$7,939	$3,943	$3,996

Product gross margin %	67%	71%

Cost of product revenue increased in the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increased sales of Algenist® products, which launched in March 2011. Gross margins decreased in 2012 due primarily to customer sales mix in the nine months ended September 30, 2012 compared to the same period in 2011.

Operating Expenses

	Nine Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$50,276	$28,692	$21,584
Sales, general and administrative	41,628	28,591	13,037

Total operating expenses	$91,904	$57,283	$34,621

Research and Development Expenses

Our research and development expenses increased by $21.6 million in the nine months ended September 30, 2012 compared to the same period in 2011, due primarily to increased program and third-party contractor costs of approximately $10.9 million, and increased personnel-related and facilities-related costs of $7.5 million and $2.8 million, respectively. Program and third-party contractor costs increased primarily due to increased manufacturing costs related to our government contracts, increased costs related to the construction of the integrated biorefinery pursuant to the DOE grant, increased costs related to R&D programs with our commercial partners and operating costs related to the Peoria Facility. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $2.9 million in the nine months ended

September 30, 2012 compared to $1.6 million in the same period in 2011. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, scale up our industrial fermentation manufacturing processes, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility and other manufacturing facilities.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $13.0 million in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to increased personnel-related and facilities-related costs of $6.3 million and $0.9 million, respectively, associated with headcount growth, increased marketing and promotional costs of $4.2 million and $1.6 million of increased consulting costs. Personnel-related cost includes non-cash stock-based compensation of $8.6 million in the nine months ended September 30, 2012 compared to $6.0 million in the same period in 2011. We expect our sales, general and administrative expenses to increase in the near future as we add personnel to support the anticipated growth of our business domestically and in Brazil, as well as incur additional costs related to our operation as a publicly-traded company.

Other Income (Expense), Net

	Nine Months ended September 30,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income (expense), net	$1,262	$115	$1,147
Loss on equity method investment	(1,193)	—	$1,193
Gain (loss) from change in fair value of warrant liabilities	1,536	(3,637)	$(5,173)

Total other income (expense), net	$1,605	$(3,522)	$(5,127)

Interest and Other Income (Expense), Net

Interest and other income (expense), net increased by $1.1 million in the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to $0.8 million of increased interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility, net of cash used for operations, and $0.2 million of increased gains on sales of marketable securities.

Loss on Equity Method Investment

Loss on equity method investment increased by $1.2 million the nine months ended September 30, 2012, which consisted primarily of our proportionate share of the net loss from Solazyme Bunge JV.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $5.2 million in the nine months ended September 30, 2012 compared to the same period in 2011. The $3.6 million loss from change in fair value of warrant liabilities in the nine months ended September 30, 2011 represents the non-cash loss from the change in fair value of warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock were converted into shares of our common stock or common stock warrants and are no longer measured to fair value. In the second quarter of 2011, we granted Bunge Limited a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the nine months ended September 30, 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. The value of the remaining unvested warrant shares decreased since the initial recording of the warrant liability in the second quarter of 2012, resulting in a $1.5 million non-cash gain related to the change in the fair value of the warrant liability. We expect that gain (loss) from the change in fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$24,920	$28,780
Marketable securities	$142,181	$214,944

Cash, cash equivalents and marketable securities decreased by $76.6 million in the nine months ended September 30, 2012, primarily due to cash used in operating activities of $52.5 million, $10.8 million of property and equipment purchases, $10.0 million of capital contributed to the Solazyme Bunge JV and $4.5 million of repayments under loan agreements, partially offset by $2.7 million of proceeds received from the issuance of common stock pursuant to our equity plans.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(52,266)	$(31,061)
Net cash provided by (used in) investing activities	$50,099	$(102,168)
Net cash provided by (used in) financing activities	$(1,846)	$214,246

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of September 30, 2012, we had an accumulated deficit of $165.3 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build-out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and development funding and government program activities, licensing activities fees and other revenue arrangements to achieve profitability.

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated US-based production capabilities for renewable fuels derived from microalgae at the Peoria Facility. Under the terms of the grant, we are responsible for funding an additional $8.7 million.

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

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. In July 2012, we contributed $10.0 million in capital to the Solazyme Bunge JV, and we expect our total capital contributions to this project will not exceed $72.5 million. We expect the Solazyme Bunge JV will seek debt financing to fund a significant portion of the capital to construct the production facility, which would reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan) that was accessible in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the unaudited condensed consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon an event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. We were in compliance with our loan covenants under this facility as of September 30, 2012 and December 31, 2011. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility and in December 2011 we began to repay principal payments on this loan.

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

Cash Flows from Operating Activities

Cash used in operating activities of $52.3 million in the nine months ended September 30, 2012 reflect a loss of $58.5 million, and a net change of $9.6 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $15.9 million. Non-cash charges primarily included $11.6 million of stock-based compensation, $2.1 million of net amortization of premiums on marketable securities, $2.5 million of depreciation and amortization, $1.5 million gain on revaluation of warrant liability and $1.2 million loss on an equity method investment. The net change used in our operating assets and liabilities was primarily a result of increases in inventories of $3.3 million, decreased deferred revenue of $3.0 million and decreases in accounts payable and accrued liabilities of $2.8 million. Inventories increased due to increased production of Algenist® product to meet higher customer demand. Deferred revenue decreased primarily due to timing of payments received on R&D programs. Accounts payable and accrued liabilities decreased primarily to payments made to third-party contract manufacturers and employee bonus payments.

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

Cash Flows from Investing Activities

In the nine months ended September 30, 2012, cash provided by investing activities was $50.1 million, primarily as a result of $71.1 million of net marketable securities maturities, partially offset by $10.0 million of capital contributed to the Solazyme Bunge JV and $11.0 million of capital expenditures related primarily to the construction of the Peoria Facility.

In the nine months ended September 30, 2011, cash used in investing activities was $102.2 million, as a result of $89.2 million of net marketable securities purchases, and $13.2 million of capital expenditures related primarily to the purchase of the Peoria Facility and other capital expenditures.

Cash Flows from Financing Activities

In the nine months ended September 30, 2012, cash used in financing activities was $1.8 million, primarily due to $4.5 million of repayments under loan agreements, partially offset by proceeds of $2.7 million received from common stock issuances pursuant to our equity plans.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2012:

	Total	Remainder of 2012	2013	2014	2015	2016 and beyond
	(In thousands)
Principal payments on long term debt	$15,890	$903	$7,350	$3,921	$3,716	$—
Interest payments on long-term debt, fixed rate	1,040	152	494	299	95	—
Operating leases	6,138	632	2,601	2,681	224	—
Purchase obligations	—	—	—	—	—	—

Total	$23,068	$1,687	$10,445	$6,901	$4,035	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur, up to $2.9 million from October 2012 through 2013, in connection with research activities under the DOE program for which we will not be reimbursed and (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses.

We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2012. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2012, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, commercial paper and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised of fixed-term securities as of September 30, 2012. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our unaudited condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of September 30, 2012 consists of fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described below before investing in our publicly-traded securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our unaudited condensed consolidated financial statements and related notes.

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

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $58.5 million during the nine months ended September 30, 2012. We expect these losses to continue for at least the next few years as we expand our manufacturing capacity and build out our product pipeline. As of September 30, 2012, we had an accumulated deficit of $165.3 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting of the Clinton Facility (described below) and other commercial facilities. As a result, our annual operating losses will likely continue to increase in the short term.

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

We have had only limited product sales to date. If we are not successful in further advancing our existing commercial arrangements with strategic partners, developing new arrangements, or otherwise increasing our manufacturing capacity and securing reliable access to sufficient volumes of low-cost, feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost effective basis and in a timely manner;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to establish and maintain successful relationships with feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and diversion of resources from food production.

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

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to joint venture arrangements, and to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM fermentation facility in Clinton, Iowa (Clinton Facility), we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility will be provided from ADM’s adjacent wet mill. Corn is traded as a commodity and is subject to price volatility. While we will seek to manage our exposure to fluctuations in the price of corn-based dextrose by entering into hedging transactions, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our chemicals and fuels products, and our business will suffer. We are currently negotiating with multiple potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts, successfully hedge against our exposure to fluctuations in the price of feedstock or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships, such as the Solazyme Bunge JV and the Solazyme/ADM Collaboration, with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply such feedstock in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand resulting from population growth and changes in standards of living, rising or falling commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature. Variable weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content of feedstock and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming Solazyme Bunge Produtos Renováveis Ltda., a Brazilian company doing business as Solazyme Bunge Renewable Oils (the Solazyme Bunge JV). The Solazyme Bunge JV intends to produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV production facility will be located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV is in process and the construction of the Solazyme Bunge JV’s production facility began in June 2012 and construction is expected to be completed in 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility with 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States.

In November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing the Solazyme/ADM Collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we will grant to ADM a warrant covering 500,000 shares of our common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. We currently anticipate that commercial production at the Clinton Facility will begin in early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons/year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons/year with the goal to further expand production to 100,000 metric tons/year. The parties will also work together to develop markets for the products produced at the Clinton Facility.

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

Our pursuit of new product opportunities may not be technologically feasible or cost effective, which would limit our ability to expand our product line and sources of revenues.

We intend to commit substantial resources, alone or with collaboration partners, to the development and analysis of new tailored oils by applying recombinant technology to our microalgae strains. There is no guarantee that we will be successful in creating new tailored oil profiles that we, our partners or their customers desire. There are significant technological hurdles in successfully applying recombinant technology to microalgae, and if we are unsuccessful at engineering microalgae strains that produce desirable tailored oils, the number and size of the markets we will be able to address will be limited, our expected profit margins could be reduced and the potential profitability of our business could be compromised.

The successful development of our business depends on our ability to efficiently and cost-effectively produce microalgae-based oils at large commercial scale.

Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. Productivity is principally a function of the amount of oil that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to meet our currently expected production cost profile as we bring large commercial manufacturing capacity online. If we cannot do so, our business would be materially and adversely affected.

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

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. To date, we have entered into three manufacturing arrangements for industrial fermentation: the manufacture of nutrition products for Solazyme Roquette Nutritionals by our partner, Roquette, the future manufacture of certain triglyceride oil products by the Solazyme Bunge JV, in each case pursuant to joint venture arrangements and the future manufacture of tailored triglyceride oil products at the Clinton Facility. We also have manufacturing agreements relating to other aspects of our production process. Our current and anticipated future dependence upon our partners and contract manufacturers for the production and processing of our products may adversely affect our ability to develop products on a timely and competitive basis. The failure of any of our counterparties to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.

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

In addition, if a facility or the equipment in a facility that produces and/or processes our products is significantly damaged, destroyed or otherwise becomes unavailable, we or our partners may be unable to replace the manufacturing capacity quickly or cost effectively. The inability to obtain manufacturing agreements, the damage or destruction of a facility upon which we or our partners rely for manufacturing or any other delays in obtaining supply would delay or prevent us and/or our partners from further developing and commercializing our products.

We may experience significant delays in financing, designing and constructing large commercial manufacturing facilities, which could result in harm to our business and prospects.

Our business plan contemplates bringing significant commercial manufacturing capacity online over the next several years. The Solazyme Bunge JV is currently constructing, and intends to operate, an oil production facility adjacent to

Bunge’s Moema sugarcane mill in Brazil. We expect the construction of the facility to be complete in 2013 and the acquisition of the facility site is in process. The initial production facility is expected to have a name plate capacity of 100,000 MT/year of oil. We expect our Solazyme Roquette Nutritionals joint venture will have access to commercial plants that Roquette has agreed to construct. We will need to construct, or otherwise secure access to, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products.

We aim to commence production of oils for the chemicals and fuels markets at the Solazyme Bunge JV facility in 2013, we anticipate commercial production at the Clinton Facility to begin in early 2014, and we expect to bring online additional facilities in 2015. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget.

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

Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently have joint venture agreements, collaboration agreements, research and development agreements, supply agreements and/or distribution agreements with various strategic partners. We currently rely on our partners for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

In the chemicals and fuels markets, we have entered into a joint venture arrangement with Bunge that will focus on the production of triglyceride oils in Brazil for sale in the Brazilian market, and development agreements with Bunge, Unilever and The Dow Chemical Company (Dow). We have entered into a joint venture with Roquette in connection with our nutrition business. In addition, we have entered into a strategic collaboration with ADM for the production of tailored triglyceride oil products to be sold primarily to the industrial and nutritionals markets in North America. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (Sephora), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. The exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

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

Moreover, disagreements with a partner could develop, and any conflict with a partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occur, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations.

Additionally, our business could be negatively impacted if any of our partners undergoes a change of control or were to otherwise assign the rights or obligations under any of our agreements to a competitor of ours or to a third party who is not willing to work with us on the same terms or commit the same resources as the current partner.

Our relationship with our strategic partner ADM may not prove successful.

We have entered into the Solazyme/ADM Collaboration, which will focus on the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in Company common stock.

Our ability to generate value from the Solazyme/ADM Collaboration will depend, among other things, on our ability to work cooperatively with ADM for the production of tailored triglyceride oil products at the Clinton Facility. We may not be able to do so. For example, under the Solazyme/ADM Collaboration, ADM has agreed to provide feedstock as well as utility services to the Clinton Facility. In addition, ADM does not have previous experience working with our technology, and we cannot be sure that ADM will be successful in producing our tailored triglyceride oil products in amounts we may require, at a satisfactory quality and/or in a cost-effective manner. Subject to limited exceptions and adjustments, we will be responsible for annual fees regardless of ADM’s success in producing our tailored triglyceride oil products in acceptable quantities, at satisfactory quality and at acceptable costs. In addition, there may be delays related to the retrofitting and permitting of the Clinton Facility, which would delay the production and commercialization of our tailored triglyceride oil products. Furthermore, the agreements governing our Solazyme/ADM Collaboration are complex and cover a range of future activities, and disputes may arise between us and ADM that could delay the production and commercialization of our tailored triglyceride oil products or cause the termination of the Solazyme/ADM Collaboration.

Our relationship with our strategic partner Bunge may not prove successful.

We have entered into a joint venture with Bunge that will focus on the production of certain triglyceride oils in Brazil for sale into Brazilian markets. In connection with the establishment of the Solazyme Bunge JV, we have entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV.

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, with a portion of the repayment for start-up expenses to be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the acquisition of the facility site and construction of the Solazyme Bunge JV production facility, which would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

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

In the skin and personal care market, our branded products are marketed directly to potential consumers, but we cannot be sure that consumers will continue to be attracted to our brand or purchase our products on an ongoing basis. As a result, our distribution partners may decide to discontinue marketing our products.

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

In addition, in Brazil, where the Solazyme Bunge JV is located, there are restrictions on the foreign ownership of land. As a result, the process for the acquisition by the Solazyme Bunge JV of the facility site may be long, complicated and is subject to government approvals.

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

•	inflation, changing interest rates and exchange controls;

•	tax burden and policies;

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our microalgae strains to produce products;

•	the imposition of limitations on products or processes and the production or sale of those products or processes;

•	uncertainties relating to foreign laws, including labor laws, regulations and restrictions, and legal proceedings;

•	foreign ownership rules and changes in regard thereto;

•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

•	successful compliance with US and foreign laws that regulate the conduct of business abroad, including the Foreign Corrupt Practices Act;

•	insufficient investment in developing countries in public infrastructure, including transportation infrastructure, and disruption of transportation and logistics services; and

•	difficulties and costs of staffing and managing foreign operations.

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

Our ability to effectively manage our operations, growth and various projects across our target markets will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. We may be unable to successfully manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter.

In addition, we may not be able to improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. To date, we have filed an MCAN for one of our recombinant microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We filed a PMN for oil derived from one of our recombinant microalgae strains, the review of which was completed by the EPA in July 2012. A PMN was filed for oil derived from one of our non-recombinant microalgae strains, which is currently in review. An MCAN is not required for non-recombinant microalgal strains. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

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

We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum and certain plant oils. We anticipate that most of our oils, and in particular those used to produce fuels, will be marketed as alternatives to corresponding products based on petroleum and plant oils. If the price of any of these oils falls, we may be unable to produce tailored oils that are cost-effective alternatives to their petroleum or plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our oils. During sustained periods of lower oil prices we may be unable to sell our oils, which could materially and adversely affect our operating results.

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

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes or a patented process is performed by multiple parties. Furthermore, in patent litigation in the United States, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse effect on our business. Defendant counterclaims of antitrust or other anti-competitive conduct are also commonplace.

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

Third parties may misappropriate our proprietary strains, information, or trade secrets despite a contractual obligation not to do so.

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

In addition to patents, we rely on confidentiality agreements to protect our technical know-how and other proprietary information. Confidentiality agreements are used, for example, when we talk to potential strategic partners. In addition, each of our employees signed a confidentiality agreement upon joining our company. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure or use of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

We also keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors or otherwise use misappropriated trade secrets to compete with us. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

Claims by patent holders that our products or manufacturing processes infringe their patent rights could result in costly litigation or could require substantial time and money to resolve, whether or not we are successful, and an unfavorable outcome in these proceedings would have a material adverse effect on our business.

Our ability to commercialize our technology depends on our ability to develop, manufacture, market and sell our products without infringing the proprietary rights of patent holders or their authorized agents. An issued patent does not guarantee us the right to practice or utilize the patented inventions or commercialize the patented product. Third parties may have blocking patents that may prevent us from commercializing our patented products and utilizing our patented manufacturing components and manufacturing processes. In the event that we are made aware of blocking third party patents, we cannot be sure that licenses to the blocking third-party patents would be available or obtainable on terms favorable to us or at all.

Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including oils, chemicals and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. There could also be existing invalid or unenforceable patents which could nevertheless be asserted against us and would require expenditure of resources to defend. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.

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

If a party successfully asserts a patent or other intellectual property rights against us, we might be barred from using certain of our manufacturing processes or manufacturing components, or from developing and commercializing related products. Injunctions against using specified processes or components, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a third party. In addition, we may be required to pay substantial damage awards to the third party, including treble or enhanced damages if we are found to have willfully infringed the third party’s intellectual property rights. We may also be required to obtain a license from the third party in order to continue manufacturing and/or marketing the products that were found to infringe. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our ability to competitively commercialize some or all of our products.

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

We have been awarded an approximately $21.8 million “Integrated Bio-Refinery” grant from the US Department of Energy (DOE). The terms of this grant make the funds available to us to develop US-based production capabilities for renewable fuels derived from microalgae to be sited at the Peoria Facility. Government grant agreements generally have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. We are in the process of obtaining reimbursement under the grant for funds spent by us in connection with the Integrated Bio-Refinery. If we were unable to obtain reimbursement under the grant, our financial results would be negatively impacted.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us and, in the event we are an accelerated filer, our independent registered public accounting firm to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from NASDAQ and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

As of September 30, 2012 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 43.1% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

(a) In June 2011, the Financial Accounting Standards Board issued accounting guidance that requires presentation of net income and total comprehensive income, together with their components, either in a single continuous statement or two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The Company adopted this amendment in the first quarter of 2012 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements. The financial information presented in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q presents condensed consolidated statements of operations and condensed consolidated statements of comprehensive income in two separate and consecutive statements for the three and nine months ended September 30, 2012 and 2011. The table below presents consolidated comprehensive income information for the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010 and 2009.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

	Year Ended December 31,
	2011	2010	2009
Net loss	$(53,901)	$(16,280)	$(13,670)
Other comprehensive loss, net:
Change in unrealized gain/loss on available-for-sale securities	(276)	(40)	—
Foreign currency translation adjustment	(473)	—	—

Other comprehensive loss	(749)	(40)	—

Total comprehensive loss	$(54,650)	$(16,320)	$(13,670)

Item 6.	Exhibits.

Exhibit Number	Description		Previously Filed
		Form	File No.	Filing Date	Exhibit	Filed Herewith

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to the Condensed Consolidated Financial Statements					X

§	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/S/ TYLER W. PAINTER
Tyler W. Painter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2012