Form 10-K
period 2012-12-31
SOLAZYME INC
filed 2013-03-13
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2012, the last business day of our second fiscal quarter, was approximately $506.0 million based on the closing sale price as reported on the Nasdaq Global Select Market.

As of February 28, 2013, there were 61,758,684 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Solazyme, Inc.

Annual Report on Form 10-K

For The Year Ended December 31, 2012

Our registered trademarks include Solazyme®, Soladiesel®, Algenist®, Alguronic Acid® and Golden Chlorella®. This Annual Report on Form 10-K also contains trademarks, service marks and trade names owned by us as well as others.

The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels, future manufacturing capacity, addressable market size, target average selling prices and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).

PART I

Item 1. Business.

Our Company

We make oils. Our proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants, and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

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

We expect our products to generate attractive margins in our target markets. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value of our tailored oils. Based on the technology milestones we have demonstrated, we believe the conversion cost profile we have achieved to date will, when implemented at scale, enable us to profitably engage in our target markets. For example, our lead microalgae strains producing oil for the chemicals and fuels markets have achieved key performance metrics that we believe would allow us to generate attractive margins on the manufacture of oils today assuming the use of a larger-scale, built-for-purpose commercial plant (inclusive of the anticipated cost of financing and facility depreciation). The following table depicts our target markets, our expected average selling prices and our target margins for oils and specialty bioproducts in those markets when our plants reach full name-plate capacity.

We anticipate scaling up our manufacturing capacity to sell our oils and specialty bioproducts in the following three target markets:

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

Nutrition. We have developed microalgae-based food ingredients including oils and powders that enhance the nutritional profile and functionality of food products while reducing costs for consumer packaged goods (CPG) companies. Solazyme Roquette Nutritionals, our joint venture with Roquette Frères, S.A. (Roquette), is working to commercialize these food products in conjunction with major CPG companies. In addition to greater health benefits, including reduced calories, saturated fat and cholesterol, these nutrition products offer a variety of functional benefits such as enhanced taste and texture for low-fat formulations and lower cost handling and processing requirements as a result of being shelf-stable powdered alternatives to traditional liquid or refrigerated ingredients. We are also pursuing markets for a range of tailored food oils (Solazyme Specialty Food Ingredients) that have the potential to increase availability or improve upon conventionally utilized specialty fats and oils.

Skin and Personal Care. We have developed a portfolio of innovative and branded microalgae-based products. Our first major ingredient is Alguronic Acid®, which we have formulated into a full range of skin care products with significant anti-aging benefits. For example, since March of 2011, we have commercialized our brand Algenist®, which is an anti-aging skincare line and available at Sephora S.A. and its affiliates (Sephora), QVC and SpaceNK. We are also developing algal oils as replacements for the essential oils currently used in skin and personal care products

The Need for Oil Alternatives

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

Price increases and volatility in the markets for petroleum and other conventional oils create significant economic risk to global business and trade. According to the US Energy Information Administration (EIA), worldwide petroleum prices have fluctuated substantially and have risen more than 200% over the past decade. In 2012, Brent crude averaged $112 per barrel and ended the year at $111 per barrel. The price of Brent crude peaked at $145 per barrel in July 2008. The US Energy Information Administration (EIA) forecasts the price of Brent oil could reach $237 per barrel by 2040.

Government mandates around the world increasingly require the blending of biofuels into transportation fuels. For example, in the US, legislation such as the renewable fuel standards (RFS2) under the Energy Independence and Security Act of 2007 requires the use of 36 billion gallons of renewable transportation fuel by 2022, which includes 21 billion gallons of advanced biofuels. Similarly, in the European Union, policies such as the Fuel Quality Directive require greenhouse gas (GHG) reductions for all transportation fuels of 6% by 2020.

Companies are aggressively seeking new sources of oils that have greater price stability than petroleum and other conventional oils. Companies are also looking for new sources of oils with improved characteristics versus conventional oils. Finally, initiatives focused on fulfillment of corporate sustainability objectives and government mandates support an increased use of renewable oils.

Our Solution

Our solution combines a highly efficient and productive oil-producing organism, microalgae, for the creation of oils with scalable and cost-effective standard industrial fermentation processes in order to deliver high value, low-cost, tailored oils. We use microalgae as a biocatalyst to produce oil from a wide variety of low-cost plant-based sugar feedstocks—such as cane-based sucrose or corn-based dextrose (which are the lowest cost and most widely available today) as well as sugar from other sustainable biomass sources, including cellulosics. Our microalgae are grown in the dark and use “indirect photosynthesis,” receiving their energy from the photosynthetically grown plant sugars fed to them in large steel tanks. The controlled environment of the standard industrial fermentation tanks minimizes contamination and allows us to tightly regulate acidity, temperature and other key parameters. Our core competency is the ability to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives, and (2) tailor the oil outputs to meet specific market needs. Our technology offers a renewable alternative source of oil that is environmentally sustainable. Life Cycle Associates (an independent GHG measurement firm) determined that when used for transportation, our biofuels reduce lifecycle GHG emissions by 66-93% compared to conventional petroleum based fuels, depending on the plant sugar source, type of fuel and regional measurement methodology.

We believe that the following advantages of our platform allow us to offer a new source of renewable oils to address the major markets served by conventional oils:

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

Our Competitive Strengths

We harness the power of microalgae to yield substantial volumes of oil and specialty bioproducts. Our key competitive advantages are:

•

Premium pricing for tailored oils. While our cost structure allows us to access existing markets at prevailing prices, we also believe that the enhanced value of our tailored oils as compared to conventional oils should garner premium pricing. In 2012, we unveiled new oils including our high myristic acid level oil with more than 3 times the level found in conventional oils like coconut or palm kernel oil. High purity myristic is used primarily in the personal care industry. 2012 global average selling prices for myristic fatty acids was greater than $3,700/ MT. We also developed an algal oil alternative to cocoa butter. Global 5 year average ASP’s for cocoa butter are greater than $4,350/MT. In 2012, we also announced a new oil that maximizes oleic level and minimizes polyunsaturated level. In industrial applications, this tailored oil provides unique lubricity, viscosity, pour point, and oxidative stability performance. Our oil has more than 3 times the oxidative stability of high oleic sunflower oil without antioxidant packages. In food applications the low level of polyunsaturates provides improved shelf and frying life. The ASPs for oleic oils range from $1,800 to $3,000 / MT. The table below provides examples of the market opportunity that we believe exists for some of our oils.

	Target ASP Range ($/MT)	Market Size (MT)	End Markets
Oleic Platform	$1,800-$3,000	>1M	Lubricants Functional fluids Oleochemicals Food Services Retail food oils
Lauric Platform	$1,500-$2,500	>3M	Surfactants Oleochemicals Personal Care
Myristic	$3,000+	>150k	Surfactants Oleochemicals Personal Care

•

Technology proven at scale. In 2012, we completed multiple initial fermentations at Archer-Daniels-Midland Company’s (ADM) Clinton, Iowa facility. In these runs, we exhibited linear scalability of our process from laboratory scale, and demonstrated the ability to run at this scale without contamination. The fermentations were conducted in approximately 500,000-liter vessels, which are about four times the size of the vessels in our Peoria facility and comparable to the fermentation equipment currently under construction at the Solazyme Bunge Renewable Oils facility in Brazil.

•

Capital efficient access to manufacturing capacity. In structuring our capacity and feedstock partnerships, we have deployed a capital efficient strategy to source low-cost financing with our partners. For example, for our joint venture with Bunge in Brazil, over 80% of capital expenditure related to investments for the 100,000 MT Solazyme Bunge Renewable Oils facility has been approved for financing through an 8-year loan from the Brazilian Development Bank (BNDES) at an interest rate of approximately 4% per annum. As a condition of the Solazyme Bunge JV drawing funds under the BNDES loan, we will be required to guarantee a portion of the loan. The capital expenditures of our nutritionals joint venture with Roquette (Solazyme Roquette Nutritionals) are being financed by Roquette. Finally, with respect to our strategic collaboration with ADM, we will utilize ADM’s existing manufacturing facility in Clinton, Iowa and therefore avoid significant capital expenditures associated with purchasing and installing commercial scale fermentation capacity.

•

Commercial products today. In 2010, we launched our first product, the Golden Chlorella® line of dietary supplements, as a market development initiative. Since then we have launched our Algenist® brand for the luxury skin care market. Solazyme Roquette Nutritionals’ Phase 2 facility is on track to begin commissioning in the second quarter of 2013. We received a GRAS “no questions” notification from the US Food and Drug Administration (FDA) for nutritional algal oil, and multiple customer evaluations are underway. Algenist® continues to show strong growth as 2012 sales were more than twice those of 2011. The Algenist® brand now has 18 SKUs, and has been featured in healthy lifestyle publications such as “Prevention” and “The Oprah Magazine.”

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

•

Proprietary and innovative technology. Our technology platform creates a new paradigm that enables us to produce novel tailored oils that cannot be achieved through blending of existing oils alone. We have made significant investments to protect the intellectual property and know-how related to our technology platform, including targeted recombinant strain optimization, product development and manufacturing capabilities.

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

•

Execute on our capital efficient strategy to access feedstock and manufacturing capacity. We expect to further scale up in a capital efficient manner by signing agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while providing access to feedstock. By working with us, we expect that partners can improve the return they realize on their feedstock and diversify their business beyond their current product portfolios, enabling potentially higher margins and reduced price volatility. In addition to our current work with joint venture partners, we are actively evaluating a range of geographies and feedstocks, such as sugarcane in Brazil, sugar beets and corn in the US and Europe, and cellulosic based feedstocks globally.

•

Prioritize market entry based on unit economics and capital requirements. Subsequent to our current commercialization efforts in the nutrition and skin and personal care markets, we plan to sell into the chemicals and fuels markets, which have higher capital requirements, higher volumes and attractive but lower ASPs.

•

Enter into sales agreements and additional partnership agreements to advance commercialization efforts. In addition to funding development work and performing application testing, we expect that our partners will enter into long-term purchase agreements with us. As discussed further below, we are currently engaged in development activities with multiple partners, including Bunge Limited (Bunge), The Dow Chemical Company (Dow), Mitsui & Co. and Conopco, Inc. d/b/a (Unilever); any of which could represent attractive future opportunities.

Existing Manufacturing Operations

Our process is compatible with commercial-scale and widely-available fermentation equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs, such as those we are using to supply large quantities of oil and fuel for our testing and certification programs with the US Department of Defense (DoD). This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (20,000 liter) and commercial (approximately 500,000 liter) fermenter scale. The commercial scale achieved at ADM’s Clinton facility is comparable to the fermentation equipment currently under construction at the Solazyme Bunge Renewable Oils facility in Brazil. The Solazyme Bunge Renewable Oils facility in Brazil has a 100,000 metric ton annual nameplate capacity facility and is on schedule to begin operations in the fourth quarter of 2013.

•

Our pilot plant in South San Francisco, California, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, enables us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•	Since 2007, we have operated in commercial-sized standard industrial fermentation equipment (75,000 liter) accessed through manufacturing partners.

•

Since 2009, we have also operated downstream processing equipment at facilities in Iowa and Kentucky where we use commercially-sized, standard plant oil recovery equipment to recover the oil at low cost and high volume.

•

In 2012, we announced successful commissioning of our first fully integrated bio-refinery (IBR) in Peoria, Illinois, to produce algal oil. The IBR was partially funded with a federal grant that Solazyme received from the US Department of Energy (DOE) in December 2009 to demonstrate integrated commercial-scale production of renewable algal-based fuels. The plant has a nameplate capacity of two million liters of oil annually and will provide an important platform for continued work on feedstock flexibility and scaling of new tailored oils into the marketplace.

Manufacturing Capacity Scale Up

Solazyme Roquette Nutritionals’ products Almagine® HL, Almagine® HP, and Golden Chlorella® are produced at the flagship manufacturing location of our partner Roquette, in Lestrem, France. Solazyme Roquette Nutritionals has been producing microalgae-derived food ingredients from the Phase 1 facility. In addition, the Phase 2 facility, which is being built by our partner Roquette, is under construction and is also located in Lestrem.

We also utilize contract manufacturing to assist in the production of our products, including 18 consumer products made with Alguronic Acid® for skin and personal care applications. We closely monitor and advise these contract manufacturers to ensure that our products meet stringent quality standards. The Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011. In 2012 we began commercial fermentation of our Alguronic Acid production at the Peoria Facility, and have now transferred most fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. We have contracted with third parties to formulate and manufacture our branded skin care products using our oils and specialty bioproducts and to ship these finished products directly to our distribution partners.

We are pursuing capital efficient access to manufacturing capacity and have formulated specific production and feedstock strategies for each of our target markets as follows:

•

Chemicals and Fuels. In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, a Brazilian company doing business as Solazyme Bunge Renewable Oils. The Solazyme Bunge JV intends to produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV production facility will be located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The construction of the Solazyme Bunge JV’s production facility began in June 2012 and we are targeting start-up of the facility in the fourth quarter of 2013.

In addition, in November 2012, we entered a joint venture expansion framework agreement for Solazyme Bunge Renewable Oils. The agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity at Solazyme Bunge Renewable Oils from the current 100,000 metric tons under construction in Brazil to 300,000 metric tons by 2016 at select Bunge owned and operated processing facilities worldwide. Also, we and Bunge intend to expand the portfolio of oils to be produced out of the Solazyme Bunge JV facility in Brazil. The expanded field and portfolio of oils would include certain tailored food oils for sale in Brazil, where Bunge is the largest supplier of edible oils through several of its retail brands. The parties intend to work together through joint market development to bring new healthy and nutritious edible oils to the Brazilian market.

Also in November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing a collaboration for the production of tailored triglyceride oil products at ADM’s facility in Clinton, Iowa. We are utilizing ADM’s existing manufacturing facility in a capital-efficient expansion of our renewable oil production platform in North America. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we will pay ADM annual fees for use and operation of the Clinton facility, a portion of which may be paid in our common stock. In addition, we granted to ADM a warrant covering 500,000 shares of Common Stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. We currently anticipate that commercial production at the Clinton facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We will also work together to develop markets for the products produced at the Clinton facility.

We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently developing and assessing projects with additional potential feedstock partners in Europe, Latin America and the United States.

•

Nutrition. In November 2010, we entered into a 50/50 joint venture with Roquette, one of the largest global starch and starch-derivatives companies, with the goal of jointly developing, producing and marketing nutrition products worldwide. Roquette will provide all capital expenditures and initial working capital required to manufacture products for the joint venture. In November 2011, we and Roquette amended our joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The commercialization of our nutrition products through the

Solazyme Roquette JV will take place in three phases. As part of Phase 1, Roquette financed and built a 300 metric ton per year facility in Lestrem, France. The plant is owned by Roquette, but is for the dedicated use of the Solazyme Roquette JV. In 2012, Roquette began construction of the Phase 2 facility with a capacity of approximately 5,000 metric tons per year, at the same location. The Phase 2 facility will also be financed and owned by Roquette but will be used for the Solazyme Roquette JV. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has also agreed to provide debt and equity financing and build a commercial plant to be owned by the Solazyme Roquette JV that is expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year.

Our Products, Customers and Partners

Our technology platform allows us to develop tailored oils that offer our customers cost competitive performance benefits relative to petroleum and other conventional oils. We are focused on producing oils and bioproducts that we intend to sell into three target markets: chemicals and fuels, nutrition, and skin and personal care which represent a total addressable market greater than $1.6 trillion.

Markets	Total Addressable Market*	Examples of Solazyme Tailored Oils & Products
Chemicals & Fuels	$1.4T	Laurics, Oleics, Myristics, Soladiesel, Solajet
Nutrition	$100B	Oleics, Cocoa Butter Substitute, Myristics, Golden Chlorella, Almagine HP, Almagine HL
Skin & Personal Care	$50B	Algenist®

*	Market size greater than or equal to amounts listed and is as of 2010; Source: Euromonitor

To date, we have generated revenues primarily from research and development programs, license fees and product sales. Our platform also allows us to produce and sell bioproducts that may be used in the specialty ingredients markets. We currently rely, and expect to rely, on a limited number of partners for a significant portion of our revenues. In 2012, five of our largest partners, Bunge and its affiliates, the DOE, Chevron, QVC and Sephora each accounted for more than 10% of our total revenue, and collectively accounted for 79% of our total revenue. We also consider Unilever to be a significant partner.

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

Chemicals

We believe our tailored oils will become the basis for a next generation of high performance bio-based chemicals and functional fluids. Our tailored oils platform enables replacement and enhancement of petroleum-, plant-, or animal-derived oils that are used as raw materials for the chemicals industry. In many cases, we expect to create novel oils, and uniquely high-performing end products that do not exist in nature or are prohibitively expensive to synthesize. Our technology allows us to optimize oil profiles with different carbon chain lengths, saturation levels and functional groups. This powerful tool kit allows us to modify important functional characteristics such as melting points, oxidative stability and viscosity. We anticipate that in some markets, our tailored oils will be the first renewable chemicals and functional fluids that will be competitive with petroleum and conventional oil-derived incumbents; this will reduce our customers’ exposure to price volatility of petroleum and other conventional oils. We are focusing our initial tailored oils for the chemicals markets in three distinct targets:

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

•

Home and Personal Care spans a wide range of consumer products goods including bar and liquid soaps, fabric softeners, laundry detergents, white oils and cleaning agents that are developed from renewable oils

We plan to sell our oils to industry partners that will either incorporate our oils directly, or use them as raw materials to replace and/or enhance existing products. Examples of the customers we intend to sell our products to include Mitsui, Dow and Unilever.

In February 2013, we entered into a $20 million multi-year agreement with Mitsui & Co. to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. The agreement includes further development of our high myristic algal oil, a valuable raw material in the oleochemical industry, as well as additional oils that we are developing for the oleochemical and industrial sectors.

In May 2012, we and Dow entered into a Phase 2 Joint Development Agreement (Phase 2 JDA), an extension of the original exclusive joint development agreement related to dielectric insulating fluids. The Phase 2 JDA includes accelerated commercialization timelines and enables Dow to conduct additional application development work.

In addition, we are currently in the second year of a multi-year joint development agreement with Unilever (our fourth agreement together), which also incorporates initial terms of a commercial supply agreement. We have expanded the agreement from soap and personal care to also include food products.

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

Market Segment	Sample Application	Value Proposition
Oleochemicals	Surfactants	• Novel surfactants from natural sources • Improved margins to fatty alcohol producers • Logistically advantaged • Reduced processing steps • Sustainable source of renewable oil
Functional Fluids	Lubricants	• Enhanced oxidative stability • Meets food-grade standards with performance of mineral oil equivalents • Biodegradable • Sustainable source of renewable oil
	Dielectric Fluids	• High flash point (>350°C) • High oxidative stability • Longer equipment protection (transformers) • Reduced clean-up and hazard risks • Sustainable source of renewable oil
Home and Personal Care	Bar and Liquid Soaps	• Enhances bar soap performance (reduced skin sensitivity, enhanced foaming, etc.) • Sustainable source of renewable oil

Fuels

We intend to focus on diesel and jet fuel markets. According to the EIA and Wood Mackenzie, in 2010, the global diesel and jet fuel markets were over $600 billion and $200 billion, respectively, and are both growing relative to other fuels, such as gasoline. Our initial commercial focus is to sell our oils to refiners that will process and blend our oils to meet specifications for the desired fuel. Our oils are tailored to meet refiner requirements and can be optimized according to refining processes. For example, refining of our oils tailored to make diesel fuel yields a substantially higher percentage of finished diesel by volume (over 85%) than conventional petroleum. In addition to improving yields to high-value fuels, our oils can also be used by refiners to fulfill GHG requirements and government mandates such as RFS2 in the US.

Our fuels provide significant reductions in GHG emissions as compared to fossil fuels, which qualifies these products for government mandated emission reduction programs, such as those in the US and EU. For example, according to Life Cycle Associates, our biofuels reduce lifecycle GHG emissions by 66%-93% compared to conventional petroleum based fuels, depending on the plant sugar source, type of fuel and regional measurement methodologies. Testing undertaken by the National Renewable Energy Laboratory (NREL) ReFUEL laboratory shows that in a 20% blend SoladieselBD significantly outperforms ultralow sulfur diesel in total hydrocarbons (THC), carbon monoxide (CO) and particulate matter tailpipe emissions. This includes an approximate 30% reduction in particulates, an approximate 20% reduction in CO and an approximate 10% reduction in THC.

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

We began working with the US Navy in 2008. In 2009 we entered into our first contract with the DoD to provide over 80,000 liters of HRF-76 Naval marine diesel fuel (HRF-76 is renewable F-76, the military’s marine diesel standard) and HRJ-5 Naval jet fuel (HRJ-5 is renewable JP-5, the Navy’s jet fuel standard). Subsequent to the successful delivery of this in-spec fuel in the summer of 2010, we entered into a third contract to produce

HRF-76 Naval marine diesel in order to complete the testing and certification program for that fuel necessary to establish appropriate status for future commercial procurements. This contract was divided into two phases. In September 2011, we delivered the 75,000 gallons (283,906 liters) of fuel due under Phase 1 of the agreement. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which called for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel which was delivered in the first half of 2012.

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

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named the sole subcontractor and we entered into a subcontractor agreement with Dynamic effective as of January 2012 to supply Dynamic with algal oil to partly fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used as part of the US Navy’s Green Strike Group demonstration at Rim of the Pacific (RIMPAC) 2012. The Great Green Fleet was powered by a 50/50 blend of biofuel and conventional petroleum-based fuel.

Also in 2011, we partnered with United Airlines to provide renewable jet fuel for the first US commercial flight utilizing biofuel. United Airlines and Solazyme also signed a non-binding letter of intent for us to provide United Airlines with up to 20 million gallons of our fuel per year starting in 2014. We have developed and tested the following branded fuels over the last four years. In addition to maintaining a significant improvement in GHG reduction over seed oils and petroleum-derived fuels, these fuels meet industry specifications:

End Product	Industry Specifications Met	Solazyme’s Value Proposition versus Incumbent Fuels
SoladieselBD (fatty acid methyl ester (FAME))	• ASTM D6751 • EN 14214	• Better cold temperature properties than commercially available biodiesel based on planted seed crops
SoladieselRD (hydro-treated renewable diesel)	• ASTM D975 • EN 590	• Higher cetane ratings than petroleum based diesel, delivering more energy per liter
Soladiesel HRD-76	• HRD76 (Hydroprocessed Renewable F-76 Marine Diesel)	• Largest supplier to the US Navy of in-spec, microbially-derived HRD76
SolajetD7566 SolajetHRJ-5	• ASTM D7566 • HRJ5 (Hydroprocessed Renewable JP-5 Navy Jet)

•     First microbially-derived jet fuel to meet key specifications

•     First Turbine Fuel Containing Synthesized Hydrocarbons to be used in a commercial flight in the US.

•     Oil can be refined to meet other jet fuel specifications (HRJ8, JET A, JET A-1)

Fuels derived from our oils are compatible with existing refining and distribution infrastructure, meet industry specifications, and can be used with factory-standard engines without modifications. They are the first microalgae-based fuels to have been road tested, in both blended and unblended forms. The tests were successful, and performed over thousands of miles in unmodified vehicles. In addition, the US Navy has tested our fuels in numerous unmodified platforms including Riverine Command Boat (RCB-X), Seahawk Helicopter (MH 60S and

SH-60),F/A-18 Hornets and Super Hornets, Hawkeyes (E-2), Prowler (EA-6), Landing Craft Utility (LCU-1663), Yard Patrol (YP-692), Landing Craft Air Cushion (LCAC-91), USS Paul H Foster Destroyer (DD-964), USS Ford (FFG-54), USS Nimitz (CVN 68), USS Chafee (DDG 90), USS Chung Hoon (DDG 93), USS Princeton (CG 59), USNS Henry J Kaiser (T-AO 187), US Coast Guard Henry Blake and a commercial cargo vessel, the Maersk Kalmar. Results from these tests have been successful.

In March 2012, Volkswagen of America announced a partnership with us to evaluate emissions reductions and demonstrate the performance of TDI Clean Diesel technology when powered by SoladieselRD, our renewable diesel. Under the agreement, Volkswagen provided us with two products—the new 2012 Passat TDI and 2012 Jetta TDI—in order to closely examine the effects that the fuel has on Volkswagen clean diesel technology and the environment. The 12-month evaluation period equips Volkswagen engineers with valuable data that will aid in the ongoing enhancement of TDI Clean Diesel technology and help the brand to develop more efficient, cleaner burning diesel powertrains for future products.

In August 2012, we announced that we were granted registration for SoladieselRD fuel by the US Environmental Protection Agency (EPA). This registration enables SoladieselRD to be sold commercially either in blended and unblended (R100) forms. To our knowledge, SoladieselRD is the first 100% microbially based fuel in history to receive an EPA fuel registration for use as a “neat” or unblended product. In tests conducted for the EPA registration, SoladieselRD met or exceeded the ASTM D975 specification for conventional diesel fuel. SoladieselRD performed substantially similar to petroleum diesel and even reduced NOX emissions by approximately 10% when tested in modern diesel engines. In a measurement of ignition quality, SoladieselRD exhibited a Cetane Number greater than 78, which is more than 60 percent above standard US diesel fuel.

In November 2012, we and Propel Fuels, a leading retailer of renewable fuels and clean mobility solutions, collaborated to bring our algae-derived fuel to retail pumps for what we believe to be the first time in history. Our algae-based Soladiesel®BD was offered to drivers through Propel Fuels’ Bay Area network of retail renewable fuel locations.

Nutrition

The global food ingredient market that Solazyme Roquette Nutritionals is focused on is approximately 83 million MT as of 2011. The market includes products that can enhance or replace emulsifiers, fats and oils, polysaccharides, oligosaccharides and proteins. Our microalgae-based food ingredients enhance the nutritional profile and functionality of food products. When used as a partial or complete replacement for ingredients such as eggs, butter, cream and oil, our products enable consumer product goods (CPG) companies, and other food processors, to offer products with significantly better nutrition taste and texture parity and/or enhancement. As a result, our products align with current consumer trends, which include demands for products that are more nutritious without taste compromise, contain natural, sustainable ingredients, and simpler ingredient panels. In addition to greater health benefits, our products offer a variety of functional benefits such as enhanced taste and texture, natural emulsification, and robust industrial processibility.

Within our Solazyme Roquette Nutritionals joint venture, we continue to develop the market for our Almagine® HL, Almagine® HP, and Golden Chlorella® products as the Solazyme Roquette JV builds commercial-scale capacity. Almagine® is a dry and naturally processed microalgae-based product made through specific fermentation and downstream processing to yield either an oil or protein-rich powder. Both powder products contain healthy oils, protein, natural emulsifiers and dietary fiber. Supply from the Phase 1 plant has been used for Golden Chlorella sales and Almagine® HL and Almagine® HP market samples. Product from the Phase 2 plant will enable larger market development samples and commercial sales. Additionally, the Golden Chlorella® line represents a unique source of protein and omega fatty acids. Through our Solazyme Roquette JV, we have commercialized the whole algal cell protein (Golden Chlorella® High Protein) formulation with sales of products incorporating Golden Chlorella® at retailers including Whole Foods. Target markets for our growing line of products include food and beverage CPG companies, food service, and nutraceutical markets.

In addition to the work being carried out in the Solazyme Roquette Nutritionals joint venture, we are also developing market opportunities for a range of tailored food oils (Solazyme Specialty Food Ingredients) that have the potential to increase availability or improve upon conventionally utilized specialty fats and oils. In the fourth quarter of 2011, we entered into an expanded JDA with Unilever that includes multi-year funding for specific research and development in tailored nutritional oil. We have active market development activities or joint development agreements for our Specialty Food Ingredients products with a number of partners including Unilever, Bunge and ADM.

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

During our algal strain screening process, we discovered and isolated key compounds that microalgae synthesize to protect themselves against environmental hazards, such as UV exposure, changes in extremes of temperature, and dehydration. Our first major ingredient is Alguronic Acid®, which we have formulated into a range of creams and serums. Alguronic Acid® is a proprietary family of polysaccharides extracted from microalgae via a process we have developed. Third party in vitro studies suggest that Alguronic Acid® promotes cell proliferation (cell regeneration) and elastin synthesis (skin elasticity). The charts below illustrate the results of these studies in which Alguronic Acid® demonstrated significant anti-aging benefits and outperformed some of the most well-known anti-aging ingredients on the market including hyaluronic acid, retinol and vitamins C and E.

We have developed a portfolio of innovative Alguronic Acid® based skin care products, which have been available internationally in the luxury market since March 2011. Our products are currently sold to consumers via distribution arrangements with Sephora, QVC Inc., Space NK and others. These arrangements provide marketing support and access to more than 1,350 retail stores worldwide. We expect to continue expanding distribution throughout 2013. The Algenist® line currently consists of 18 SKUs and is sold in 14 countries worldwide. In 2012, Algenist® was ranked the #3 skin care brand on QVC and was awarded the QVC Customer Choice Beauty Award.

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

Using the same host organism, we have been able to tailor the oil profile to exhibit high levels (85%) of C10-C14 fatty acids, high levels (91%) of oleic acid (C18:1), and modified saturation levels (88% from just over 30% in the natural host). Additionally, we are able to target high concentrations of multiple fatty acids in the same organism versus separately controlling each one.

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

In chemicals markets, as we introduce our next generation oils, we expect our products to compete with highly refined petrochemicals, oleochemicals, polymers, and other oil-based fluids and lubricants. Chemicals markets, due to their high margins, are receiving increased attention from renewable fuels companies. In addition, we could face competition from large integrated chemical companies such as BASF SE and Dow Chemical. Our products may also compete with agricultural products such as palm oil, PKO, castor bean oil and linseed oil, which are produced and marketed by companies such as Sime Darby Berhad and Wilmar International Limited.

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

Nutrition

The food industry is large and mature, and we expect to compete with well-established competitors such as Cargill, Incorporated, Monsanto and Syngenta. Whole algalin flour, as a conventional ingredient replacement, will compete with a broad array of products such as powdered eggs, dairy alternatives and vegetable cooking oils. Additional potential competitors include DSM Food Specialties and Du Pont Health & Nutrition, who use fermentation-based platforms similar to ours in the nutrition food space. While we anticipate competition from these large, established companies, we may also partner or collaborate with these types of companies. We also believe that our partnership with Roquette and our development of tailored food oils will allow us to compete effectively in the nutrition market.

Skin and Personal Care

The skin and personal care market is highly fragmented and competitive. In addition to the competitive factors that apply to all of the markets in which we compete, advertising, promotion and branding are keys to success and act as potential barriers to entry in the skin and personal care market.

We compete primarily in the luxury skin and personal care market. We compete with companies with well-known brands such as Kinerase®, Perricone MD®, StriVectin®, some of which have substantially greater sales and marketing resources. We compete in this market through arrangements with global distributors.

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

As of December 31, 2012, we own eleven issued US patents, six issued foreign patents and over 175 pending patent applications filed in the United States and in various foreign jurisdictions. The expiration dates of the patents are between 2023 and 2029. Patents that issue, if any, from our currently pending patent applications will expire between 2026 and 2032, twenty years from the date of filing. Our patents and patent applications claim and are directed to compositions such as custom oils, fuel products, chemicals, food products, cosmetics, strains of microbes, and gene sequences; methods of manufacturing finished goods and raw materials; and methods of using our raw materials and products. We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employments or engagements. Agreements with our employees also prohibit them from bringing the proprietary rights of third parties to us. In addition, we protect our proprietary information through creating written obligations of confidentiality with outside parties who are exposed to confidential information. Where appropriate we also employ material transfer agreements governing the use, intellectual property rights, and transfer of materials such as custom oils when sending them to third parties for purposes such as conversion into fuels, chemicals and consumer products.

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

Government Regulation

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of environmental, health and safety, federal, state, local and international laws, regulations and permit requirements governing, among other matters, the use, generation, manufacture, transportation, storage, handling and disposal of these materials, in the US, Brazil and other countries where we intend to operate or may operate or sell our products in the future. These laws, regulations and permits can require expensive fees, pollution control equipment, capital expenditures or operational changes to limit actual or potential impact of our operations on the environment and violation of these laws, regulations or permits could result in significant fines, civil sanctions, permit revocation or costs for environmental remediation. Future developments including the commercial manufacturing of more of our products, more stringent environmental regulation, policies or enforcement, the implementation of new laws and regulations or the discovery of unknown environmental conditions may require significant expenditures that could have a material adverse effect on our business, results of operations or financial condition. See “Risk Factors—Risks Relating to Our Business—We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.”

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

The use of engineered microbes like many of our microbial strains is subject to laws and regulations in many countries. In the US, the EPA regulates the commercial use of engineered microbes as well as potential products from engineered microbes. When used in an industrial process, our microalgae strains designed using recombinant technology may be considered new chemicals under TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and have filed a Microbial Commercial Activity Notice for a strain of engineered microalgae that we use for our chemicals and fuels businesses. In Brazil, engineered microbes are regulated by CTNBio under its Biosafety Law No. 11.105-2005. We have filed an application, and in the future may file additional applications, for approval from CTNBio to import and use engineered microbes in our Brazilian facilities for research and development purposes. In addition, we have applied for commercial approval from CTNBio for one of our current microbial strains prior to commercial production in Brazil. We expect to encounter regulations concerning engineered microbes in most if not all of the countries in which we may seek to make our fuel and chemical products, however, the scope and nature of these regulations will likely be different from country to country. If we cannot meet the applicable requirements in countries in which we intend to produce our products using our microbial strains, our business will be adversely affected. See “Risk Factors—Risks Relating to Our Business—We may face risks relating to the use of our recombinant microalgae strains, and if we are not able to secure regulatory approval for the use of these strains or if we face material ethical, legal and social concerns about our use of targeted recombinant technology, our business could be adversely affected.”

Our diesel fuel is subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the US and Agencia Nacional do Petroleo, or ANP, in Brazil. We are currently preparing to seek EPA registration and preparing to secure ANP approval for use of our diesel in Brazil. In addition, we may decide to register our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Our jet fuels meet the standards set by ASTM D7566 and may therefore be used in commercial aviation.

The manufacture, sale and use of our nutrition products are regulated as food ingredients in the United States by the U.S Food and Drug Administration (FDA) under the federal Food, Drug, and Cosmetic Act. Food ingredients are broadly defined as any substance that may become a component, or otherwise affect the characteristics, of food. Food ingredients and ingredients used in animal feed are regulated as food additives and must be approved through a formal Food Additive Petition (FAP) process or affirmed as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. Although the FDA does not officially affirm the GRAS status of ingredients, it does review, at the notifier’s request, the notifier’s determination of ingredients’ GRAS status. FDA endeavors to respond to GRAS notices within 180 days by issuing a letter that either does not question the basis of the notifier’s determination of GRAS status or concludes that the notice does not provide a sufficient basis for a GRAS determination. Self-affirmation of GRAS status without FDA notification allows the marketing and sale of the ingredient, but reliance on self-affirmation alone may limit its marketability, as many food manufacturers require that the FDA issue a letter confirming that it does not question the notifier’s determination of GRAS status before such manufacturers will purchase food ingredients from third parties. We notified the FDA of our GRAS self-affirmations for algal oil in June 2011, and received a “No Questions” letter from FDA in June of 2012, completing the GRAS process for one type of algal oil. We submitted our GRAS self-affirmations for whole algalin flour in the third quarter of 2012 and expect a determination in the third quarter of 2013. We and our consultants believe that our nutrition products are GRAS, but there can be no assurance the FDA will not question the basis of our determination. If the FDA were to disagree with our determination of the GRAS status of our products, they could ask us to voluntarily withdraw the products from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations.

Food ingredients that are not suitable for the GRAS affirmation process are regulated as food additives and require the submission of a FAP to the FDA and the FDA’s approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. The petition must establish with reasonable certainty that the food additive is safe for its intended use at the level specified in the petition. If a food additive petition is submitted, the FDA may choose to reject the petition or deny any desired labeling claims. Furthermore, the FDA may require the establishment of regulations that necessitate costly and time-consuming compliance procedures. All products may also fall under the jurisdiction of the US Department of Agriculture if the intended applications are for meat, dairy, organic or other specialty food areas.

Countries other than the United States also regulate the manufacture and sale of food ingredients. Regulations vary substantially from country to country, and we will be required to comply with applicable regulations in each country in which we choose to market our food ingredients.

Our skin and personal care products are also subject to regulation by various government agencies in the countries in which our products are sold. We completed several rounds of testing in connection with launching the Algenist® product line, including Human Repeat Insult Patch Testing. We have obtained the necessary approvals for our Algenist® product line to date. We will continue to evaluate regulatory requirements as we launch new skin and personal care products.

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

Employees

As of December 31, 2012, we had 229 full-time employees, excluding the employees of our joint ventures. Our employees’ roles include research, process development, manufacturing, regulatory affairs, program management, finance, human resources, administration, sales and marketing and business development. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Investor Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge on the Investor Relations section of our website at http://investors.solazyme.com/sec.cfm as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy any materials filed us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Except as expressly set forth in this Annual Report on Form 10-K, the contents of these websites are not incorporated into, or otherwise to be regarded as part of this report.

Item 1A. Risk Factors.

You should carefully consider the risks described below before investing in our publicly-traded securities. Additional risks not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our consolidated financial statements and related notes. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward looking statements. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.

Risks Related to Our Business and Industry

We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses and may never achieve or sustain profitability.

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

We have incurred substantial net losses since our inception, including net loss attributable to our common stockholders of $83.1 million during the year ended December 31, 2012. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of December 31, 2012, we had an accumulated deficit of $189.9 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting of the Clinton Facility (described below) and other commercial facilities. As a result, our annual operating losses may continue in the short term.

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

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost effective basis and in a timely manner;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and diversion of resources from food production.

The production of our microalgae-based oils and bioproducts requires fermentable feedstock. The inability to obtain feedstock in sufficient quantities or in a timely and cost-effective manner may limit our ability to produce our products.

A critical component of the production of our oils and bioproducts is access to feedstock in sufficient quantities and at an acceptable price to enable commercial production and sale. Other than as described below, we currently purchase feedstock, such as sugarcane-based sucrose and corn-based dextrose, for the production of our products at prevailing market prices. We are currently in discussions with additional potential feedstock partners.

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to joint venture arrangements, and to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM fermentation facility in Clinton, Iowa (Clinton Facility), we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility will be provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we will seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our chemicals and fuels products, and our business will suffer. We are currently negotiating with additional potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts, successfully hedge against our exposure to fluctuations in the price of feedstock or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV which is doing business as Solazyme Bunge Renewable Oils. The Solazyme Bunge JV intends to produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV production facility will be located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV is in process. The construction of the Solazyme Bunge JV’s production facility began in June 2012 and we are targeting start-up of the facility in the fourth quarter of 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility in 2013 with a nameplate capacity of 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States.

In November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing the Solazyme/ADM Collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing from the start of commercial production. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year, with the goal to further expand production to 100,000 metric tons per year. There can be no assurance that commercial production at the Clinton Facility will commence on the anticipated timeline or that we will expand the capacity of the facility. The parties will also work together to develop markets for the products produced at the Clinton Facility.

There can be no assurance that a sufficient number of other sugar or other feedstock mill owners will accept the opportunity to partner with us for the production of our oils. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or their belief that greater economic benefits can be achieved from partnering with others. Mill owners may also be reluctant or unable to obtain needed capital; alternatively, if mill owners are able to obtain debt financing, we may be required to provide a guarantee. Limitations in the credit markets, such as those experienced in the recent economic downturn or historically in developing nations as a result of government monetary policies designed in response to very high rates of inflation, would impede or prevent this kind of financing and could adversely affect our ability to develop the production capacity needed to allow us to grow our business. Mill owners may also be limited by existing contractual obligations with other third parties, liability, health and safety concerns and additional maintenance, training, operating and other ongoing expenses.

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

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We do not have experience constructing or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 128,000 liters, and recently achieved scaled yields at fermenters with a capacity of approximately 500,000 liters. However, we still need to reproduce our commercial productivity at fermenters with a capacity of 500,000 liters, and our commercial productivity and yields using fermenters with a capacity of approximately 625,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. To date, we have entered into three manufacturing arrangements for industrial fermentation: the manufacture of nutrition products for Solazyme Roquette Nutritionals by our partner Roquette, the future manufacture of certain triglyceride oil products by the Solazyme Bunge JV, in each case pursuant to joint venture arrangements, and the future manufacture of tailored triglyceride oil products at the Clinton Facility. We also have manufacturing agreements relating to other aspects of our production process. Our current and anticipated future dependence upon our partners and contract manufacturers for the production and processing of our products may adversely affect our ability to develop products on a timely and competitive basis. The failure of any of our counterparties to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.

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

Our business plan contemplates bringing significant commercial manufacturing capacity online over the next several years. In order to meet our capital requirements for those facilities, we may have to raise additional funds and may be unable to do so in a timely manner, in sufficient amounts and on terms that are favorable to us, if at all. If we fail to raise sufficient funds, our ability to finance and construct additional manufacturing facilities could be significantly limited. If this happens, we may be forced to delay the commercialization of our products and we will not be able to successfully execute our business plan, which would harm our business.

The Solazyme Bunge JV is currently constructing an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We are targeting start-up of the facility in the fourth quarter of 2013. The acquisition of the facility site is in process. The production facility is expected to have a name plate capacity of 100,000 metric tons per year of oil. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) for project financing. Funds borrowed under the loan agreement will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the loan documentation (including the required guarantee) may take longer than anticipated and may contain terms that are not favorable to us. If we are unable to negotiate our loan documents on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan, will have to seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. If the Solazyme Bunge JV is unable to acquire the facility site on reasonable terms, or at all, it may not be able to operate the oil production facility and may lose all or part of its investment in such facility.

Furthermore, we will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. We aim to commence production of oils for the chemicals and fuels markets at the Solazyme Bunge JV facility in the fourth quarter of 2013, we anticipate commercial production at the Clinton Facility to begin by early 2014 and we expect to bring online additional facilities thereafter. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which would delay the development and commercialization of our products.

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

Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently have joint venture agreements, collaboration agreements, research and development agreements, supply agreements and/or distribution agreements with various strategic partners. We currently rely on our partners, in part, for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

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

Moreover, disagreements with a partner could develop, and any conflict with a partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. In addition, disagreements with a partner could result in disputes or litigation and could require substantial time and money to resolve. If any of these events occur, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations.

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

Our ability to generate value from the Solazyme/ADM Collaboration will depend, among other things, on our ability to work cooperatively with ADM for the production of tailored triglyceride oil products at the Clinton Facility. We may not be able to do so. For example, under the Solazyme/ADM Collaboration, ADM has agreed to provide feedstock and utility services to the Clinton Facility as well as operating services. ADM does not have previous experience working with our technology, and we cannot be sure that ADM will be successful in producing our tailored triglyceride oil products in amounts we may require, at a satisfactory quality and/or in a cost-effective manner. Subject to limited exceptions and adjustments, we will be responsible for annual fees regardless of ADM’s success in producing our tailored triglyceride oil products in acceptable quantities, at satisfactory quality and at acceptable costs. In addition, there may be delays related to the retrofitting and permitting of the Clinton Facility, which would delay the production and commercialization of our tailored triglyceride oil products. Furthermore, the agreements governing our Solazyme/ADM Collaboration are complex and cover a range of future activities, and disputes may arise between us and ADM that could delay the production and commercialization of our tailored triglyceride oil products or cause the termination of the Solazyme/ADM Collaboration.

Our relationship with our strategic partner Bunge may not prove successful.

We have entered into a joint venture with Bunge that will focus on the production of certain triglyceride oils in Brazil for sale into Brazilian markets. In connection with the establishment of the Solazyme Bunge JV, we entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV.

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, with a portion of the repayment for start-up expenses to be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the acquisition of the facility site and construction of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the loan guarantee to be entered into as a condition of the Solazyme Bunge JV drawing down amounts under the loan agreement with BNDES. Any of these events would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay completion of the Solazyme Bunge JV facility and/or the expansion of the Solazyme Bunge JV’s capacity and the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

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

For the foreseeable future, our business plan will likely subject us to risks associated with essential manufacturing, sales and operations in developing countries. We have limited experience to date manufacturing and selling internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. The economies of many of the countries in which we will operate have been characterized by frequent and occasionally extensive government intervention and unstable economic cycles.

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

We currently incur some costs and expenses in Euros and Brazilian Reais and expect in the future to incur additional expenses in these and other foreign currencies, and also derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the US dollar and other foreign currencies. In 2011, the Real depreciated 11% against the US dollar, and in 2012, the Real depreciated 10% against the US dollar. The Euro depreciated 3% against the US dollar in 2011 and appreciated 2% against the US dollar in 2012. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the US dollar in the future. We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the US dollar compared to those foreign currencies will increase our costs as expressed in US dollars. Future measures by foreign governments to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed value of their currencies, may trigger increases in inflation. We may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.

We may encounter difficulties managing our growth, and we will need to properly prioritize our efforts in three distinct target markets as our business grows. If we are unable to do so, our business, financial condition and results of operations may be adversely affected.

Our business has grown rapidly. Continued growth may place a strain on our human and capital resources. Furthermore, we intend to conduct our business internationally and anticipate business operations in the United States, Europe, Latin America and elsewhere. These diversified, global operations place increased demands on our limited resources and may require us to substantially expand the capabilities of our administrative and operational resources and will require us to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several product categories and markets.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon a number of key members of our senior management, including manufacturing, business development and scientific personnel. If any of such persons left, our business could be harmed. All of our employees are “at-will” employees. The loss of the services of one or more of our key employees could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. To date, we have filed an MCAN for one of our recombinant microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We filed a PMN for oil derived from one of our recombinant microalgae strains, the review of which was completed by the EPA in July 2012. We filed a PMN for oil derived from one of our non-recombinant microalgae strains, the review of which was completed by the EPA in December 2012. We also filed a PMN for algal biomass in December 2012. An MCAN is not required for non-recombinant microalgal strains. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

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

Our skin and personal care products are subject to regulation by various government agencies both within and outside the United States. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our skin and personal care products.

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

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to, these materials both in the US and outside the US, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

Although we have implemented safety procedures for handling and disposing of these materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will be compliant or capable of eliminating the risk of injury or contamination from the generation, manufacturing, use, storage, transportation, handling, disposal of, and human exposure to, hazardous materials. Failure to comply with environmental, health and safety laws could subject us to liability and resulting damages. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act in the United States, can impose liability for the full amount of damages, without regard to comparative fault for the investigation and cleanup of contamination and impacts to human health and for damages to natural resources. Contamination at properties we own and operate, and at properties to which we send hazardous materials, may result in liability for us under environmental laws and regulations.

Our business and operations will be affected by other new environmental, health and safety laws and regulations, which may affect our research and development and manufacturing programs, and environmental laws could become more stringent over time, requiring us to change our operations, or resulting in greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. The costs of complying with environmental, health and safety laws and regulations, and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on demand for our oils, business and results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the US and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. The elimination of, or any reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of renewable fuels. In addition, the US Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009, and its extension was not approved until March 2010. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the US and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business. In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the US, when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice process and are preparing to file a Microbial Commercial Activity Notice for the strain of optimized microalgae that we use for our chemicals and fuels businesses. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. In March 2013, we submitted an application for approval from CTNBio to use microalgae designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company and Syngenta AG, are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. We plan to develop nutrition products both within and independent of our joint venture with Roquette, but our success will depend on our ability to effectively compete with established companies and successfully commercialize our products.

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

The America Invents Act, which was signed into law on September 16, 2011, brings a number of changes to the US patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which will go into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system, which harmonizes the US with most of the world. Together, these changes may increase the costs of prosecution and enforcement of US patents. Lack of precedential interpretation of the new provisions of the America Invents Act in specific cases by the US Patent and Trademark Office and the courts increases the uncertainty surrounding the effect of these changes. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

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

The laws of some foreign countries where we intend to produce and use our proprietary strains in collaboration with sugar mills or other feedstock suppliers do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, including Brazil and developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or bio-industrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our intellectual property rights in these countries. Proceedings to enforce our patent rights in certain foreign jurisdictions are unpredictable and could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Third parties may misappropriate our proprietary strains, information, or trade secrets despite a contractual obligation not to do so.

Third parties (including joint venture, collaboration, development and feedstock partners, contract manufacturers, and other contractors and shipping agents) often have custody or control of our proprietary microbe strains. If our proprietary microbe strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use our strains for their own commercial gain. It is difficult to prevent misappropriation and subsequent reverse engineering. In the event that our proprietary microbe strains are misappropriated, it could be difficult for us to challenge the misappropriation and prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

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

We also keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors or otherwise use misappropriated trade secrets to compete with us. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the US may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

Claims by patent holders that our products or manufacturing processes infringe their patent rights could result in costly litigation or could require substantial time and money to resolve, whether or not we are successful, and an unfavorable outcome in these proceedings could have a material adverse effect on our business.

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

Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including oils, chemicals and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. There could also be existing invalid or unenforceable patents that could nevertheless be asserted against us and would require expenditure of resources to defend. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.

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

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity securities, government grants and funding from strategic partners. In January 2013 we issued $125 million aggregate principal amount of convertible notes due 2018, which bear interest at a rate of 6% per year, payable in cash semi-annually commencing in August 2013. In May 2011, we entered into a loan and security agreement with Silicon Valley Bank that provided for a $20.0 million credit facility consisting of (i) a $15.0 million term loan and (ii) a $5.0 million revolving facility. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV recently entered a loan agreement with BNDES for project financing funding under which will support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, if we are unable to finalize the loan documentation (including the required guarantee) on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan and will have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness, including our convertible notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms governing the notes. Our existing credit facility with Silicon Valley Bank restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We have received government grant funding and may pursue government funding in the future. Loss of our government grant funding could adversely impact our future plans.

We have been awarded an approximately $21.8 million “Integrated Bio-Refinery” grant from the US Department of Energy (DOE). The terms of this grant make the funds available to us to develop US-based production capabilities for renewable fuels derived from microalgae at the Peoria Facility. Government grant agreements generally have fixed terms and may be terminated, modified or recovered by the granting agency under certain conditions. We are in the process of obtaining reimbursement under the grant for funds spent by us in connection with the Integrated Bio-Refinery. If we were unable to obtain reimbursement under the grant, our financial results would be negatively impacted.

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

If appropriate opportunities become available, we may seek to acquire additional businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity or equity-linked securities such as our convertible notes, which would dilute our stockholders, incur substantial debt to fund the acquisitions, or assume significant liabilities.

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

If we elect to raise additional funds through equity offerings or offerings of equity-linked securities, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the loan and security agreement we entered into with Silicon Valley Bank in May 2011 contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us and our independent registered public accounting firm to evaluate and report on our internal control over financial reporting, and have our chief executive officer and chief financial officer certify as to the accuracy and completeness of our financial reports. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention from management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Risks Relating to Securities Markets and Investment in Our Stock

The price of our common stock may be volatile.

The volatility of our common stock may affect the price of our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies, particularly small technology companies, can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The market price of our common stock could also be affected by possible sales of the common stock by investors who view our convertible notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving the common stock.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other stockholders.

As of December 31, 2012 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 41.4% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, under certain circumstances, may make it more difficult for a person who would be an “interested stockholder,” as defined in Section 203, to effect various business combinations with us for a three-year period. Our certificate of incorporation and bylaws do not exclude us from the restrictions imposed under Section 203. These provisions could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

Being a public company increases our expenses and administrative burden.

As a public company, we incur significant legal, accounting and other expenses. For example, as a public company, we have adopted internal and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

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

We do not anticipate paying cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, which may never occur, would provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease an aggregate of approximately 96,000 square feet of office and laboratory facilities, including a pilot plant, in South San Francisco, California. The South San Francisco location is comprised of two buildings and is covered by a single amended sublease agreement that expires in February 2015.

In May 2011, we purchased the Peoria Facility in Peoria, Illinois. Solazyme Brasil Óleos Renováveis e Bioprodutos Ltda. leases approximately 14,100 square feet of space in Campinas, Brazil that is used as general office and lab space pursuant to a lease that expires in April 2016.

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

Fiscal 2011	High	Low
First Quarter	$ N/A	$ N/A
Second Quarter(1)	24.18	19.60
Third Quarter	27.47	9.22
Fourth Quarter	13.47	7.68

Fiscal 2012	High	Low
First Quarter	$16.00	$10.16
Second Quarter	16.31	9.40
Third Quarter	14.34	10.92
Fourth Quarter	11.59	6.45

(1)	Our common stock commenced trading on NASDAQ on May 27, 2011. Prior to that date, there was no established public trading market for our common stock.

As of February 28, 2013 there were 118 stockholders of record of our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares our total common stock return with the total return for (i) the S&P SmallCap 600 Index and (ii) the NASDAQ Clean Edge Green Energy Index for the period from May 27, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2012. The figures represented below assume an investment of $100 in our common stock at the closing price of $20.71 on May 27, 2011 and in the S&P SmallCap Index and the NASDAQ Clean Edge Green Energy Index on May 27, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

In the tables below, we provide you with our selected historical financial data. We derived the selected statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. You should read this data together with our consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$44,108	$38,966	$37,970	$9,161	$923

Cost of product revenue	5,311	2,420	—	—	—
Research and development	66,384	45,613	34,227	12,580	7,506
Sales, general and administrative	57,516	41,426	17,422	9,890	7,029

Total costs and operating expenses(1)	129,211	89,459	51,649	22,470	14,535

Loss from operations	(85,103)	(50,493)	(13,679)	(13,309)	(13,612)
Total other income (expense), net	1,971	(3,408)	(2,601)	(361)	(1,181)

Net loss	(83,132)	(53,901)	(16,280)	(13,670)	(14,793)
Accretion of redeemable convertible preferred stock	—	(60)	(140)	(145)	(60)

Net loss attributable to Solazyme, Inc. common stockholders	$(83,132)	$(53,961)	$(16,420)	$(13,815)	$(14,853)

Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders(2)	$(1.37)	$(1.35)	$(1.42)	$(1.38)	$(1.66)

Shares used in computation of basic and diluted net loss per share(2)	60,509,048	39,934,013	11,540,494	10,030,495	8,938,145

(1)	Includes stock-based compensation expense of $15.4 million, $10.9 million, $2.0 million, $0.5 million and $0.3 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	See notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,818	$28,780	$32,497	$19,845	$29,046
Marketable securities	118,187	214,944	49,533	15,043	19,943
Working capital	140,341	229,681	73,152	29,693	42,979
Total assets	217,024	285,224	93,984	41,891	50,840
Indebtedness	14,968	20,252	229	—	3,881
Redeemable convertible preferred stock	—	—	128,313	68,459	65,322
Accumulated deficit	(189,928)	(106,796)	(52,835)	(36,415)	(22,599)
Total stockholders’ equity (deficit)	183,311	240,558	(50,067)	(36,164)	(22,865)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read together with our audited consolidated financial statements and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC).

Overview

We make oils. Our proprietary technology transforms a range of low-cost, plant-based sugars into high-value oils. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants and animal fats. We tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

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

We have scaled up our technology platform and have successfully operated at lab (3-15 liter), pilot (600-1,000 liter), demonstration (20,000 liter) and commercial (approximately 500,000 liter) fermenter scale. Our achievement of the following milestones demonstrates the ongoing development of our platform:

•

The establishment of our pilot plant in South San Francisco, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, has enabled us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•	Since 2007, the operation of our fermentation process in commercial-sized standard industrial fermentation equipment (75,000 liter) accessed through manufacturing partners.

•

Since 2009, the operation of downstream processing equipment at facilities in Iowa and Kentucky where we use commercially-sized, standard plant oil recovery equipment to recover the oil at low cost and high volume.

•

In 2012, the successful commissioning of our first fully integrated bio-refinery (IBR) in Peoria, Illinois (Peoria Facility), to produce algal oils. The IBR was partially funded with a federal grant that we received from the U.S. Department of Energy (DOE) to demonstrate integrated commercial-scale production of renewable algal-based fuels. The plant has a nameplate capacity of two million liters of oil annually and will provide an important platform for continued work on feedstock flexibility and scaling of new tailored oils into the marketplace. In 2012, we began commercial fermentation of our Alguronic Acid production at the Peoria Facility and we transferred a significant amount of our fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility.

•

In April 2012, our entrance into a Joint Venture Agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate an oil production facility adjacent to Bunge’s sugarcane mill in Moema, Brazil, with an annual expected name plate capacity of 100,000 metric tons. The construction of the Solazyme Bunge JV’s production facility began in June 2012.

•

In November 2012, our execution of a strategic collaboration agreement with Archer-Daniels-Midland Company (ADM) to produce tailored triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We and ADM will also work together to develop markets for products produced at the Clinton Facility.

•

In 2012, our completion of multiple initial fermentations at ADM’s Clinton Facility under an Evaluation Agreement. In these fermentation runs, we achieved commercial scale production metrics, exhibited linear scalability of our process from laboratory scale, and demonstrated the ability to run at this scale without contamination. The fermentation runs were conducted in approximately 500,000-liter vessels, which are about four times the scale of the vessels at our Peoria Facility.

To date, our revenues have been generated from research and development programs and commercial sale of our skin and personal care products. Our research and development programs have been conducted primarily from key agreements with government agencies and commercial partners. We have developed a portfolio of innovative skin care products based on our proprietary active ingredient, Alguronic Acid®. These products have been available internationally in the luxury market since March 2011 and are currently sold to consumers via distribution arrangements with Sephora, QVC Inc., Space NK and others. These arrangements provide marketing support and access to more than 1,350 retail stores worldwide. We expect to continue expanding distribution throughout 2013.

Our total revenues have increased in each of the last three fiscal years, growing from $38.0 million in 2010, to $39.0 million in 2011 to $44.1 million in 2012. We expect a larger percentage of our total revenues to be generated from product sales as we scale up our manufacturing capacity.

We incurred net losses attributable to our common stockholders of $16.4 million, $54.0 million and $83.1 million in 2010, 2011 and 2012, respectively. In the near term, we anticipate that we will continue to incur net losses as we continue our research and development activities to further build on our library of oils that address the Chemicals & Fuels, Nutrition and Skin & Personal Care markets, continue work on feedstock flexibility and scaling of new tailored oils into the marketplace and support commercialization activities for our products. In addition, as we continue to scale our capacity by entering into manufacturing capacity and joint venture agreements with other feedstock producers, we may incur additional net losses associated with the build-out and initial operations of those production facilities.

Through a combination of partnerships and internal development, we plan to scale rapidly. In 2013, we expect to utilize the manufacturing capacity of our joint venture entities Solazyme Roquette Nutritionals, LLC (Solazyme Roquette JV) and the Solazyme Bunge JV, along with our existing capacity at the Peoria Facility. By early 2014 we plan to launch additional capacity in North America at ADM’s Clinton Facility. In addition, we are currently negotiating supply agreements with multiple potential feedstock partners in Europe, Latin America and the United States.

Significant Partner Agreements

We currently have joint venture, joint development, supply and distribution arrangements with various strategic partners. We expect to enter into additional partnerships in each of our three target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity and/or secure access to feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and/or long-term purchase agreements (sales agreements). Our current principal partnerships and strategic arrangements include:

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

In April 2012, we and Bunge formed a joint venture (the Solazyme Bunge JV) to build, own and operate a commercial-scale renewable tailored oils production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils primarily for chemical applications. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and is targeted for start-up in the fourth quarter of 2013. The Solazyme Bunge JV is jointly financed by us and Bunge. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES), funding under which will support the production facility in Brazil, including a portion of the construction costs of the Solazyme Bunge JV Plant. As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV).

In addition to forming the Solazyme Bunge JV in April 2012, we entered into a Development Agreement with Solazyme Bunge JV to continue research and development activities that are intended to benefit Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development.

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

In anticipation of Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests as follows: (i) 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate; (ii) 50% of the warrant shares vest on the earlier of the following: (a) execution of the engineering, procurement and construction contract covering the construction of the Joint Venture Plant and (b) execution of a contract for the purchase of a production fermentation vessel for the Joint Venture Plant; provided, however, that such date occurs on or prior to ten weeks after certain technical milestones set forth in the JDA are achieved; and (iii) 25% of the warrant shares vest on the date upon which aggregate output of triglyceride oil at the Joint Venture Plant reaches 1,000 metric tons. The number of warrant shares issuable upon exercise is subject to downward adjustment for failure to achieve the performance milestones on a timely basis as well as adjustments for certain changes to capital structure and corporate transactions. The first tranche of the Warrant shares (25%) vested in April 2012. The second tranche of the Warrant shares (50%) vested in June 2012. The Warrant expires in May 2021.

In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 metric tons under construction in Brazil to 300,000 metric tons by 2016 at select Bunge owned and operated processing facilities worldwide. We and Bunge also intend to expand the portfolio of oils to be produced out of the Solazyme Bunge JV facility in Brazil. The expanded field and portfolio of oils would include certain tailored food oils for sale in Brazil, where Bunge is the largest supplier of edible oils through several of its retail brands. We and Bunge intend to work together through joint market development to bring new, healthy, edible oils to the Brazilian market.

Refer to Note 7 and Note 10 in the accompanying notes to our consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of tailored triglyceride oil products at ADM’s Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we granted to ADM a warrant to purchase 500,000 shares of our common stock in January 2013, which will vest in equal monthly installments over five years, commencing from the start of commercial production. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We will also work together to develop markets for the products produced at the Clinton Facility.

Mitsui. In February 2013, we entered into a multi-year agreement with Mitsui & Co., Ltd. (Mitsui) to jointly develop triglyceride oils for use primarily in the oleochemical industry. The agreement includes further development of our myristic oil, a valuable raw material in the oleochemical industry, and additional oils that we are developing for the oleochemical and industrial sectors. End use applications may include renewable, high-performance polymer additives for plastic applications, aviation lubricants, and toiletry and household products.

Chevron. We have entered into multiple research and development agreements with Chevron to conduct research related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the terms of the most recent agreement, we successfully completed all defined deliverables against the active Chevron research program which was funded through June 30, 2012.

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

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the US Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involves supplying the US Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered into a subcontractor agreement with Dynamic effective January 2012 to supply Dynamic with algal oil to fulfill Dynamic’s contract with the US Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used as part of the US Navy’s Green Strike Group demonstration at the 2012 Rim of the Pacific Exercise, the world’s largest international maritime warfare exercise. The Great Green Fleet was powered by a 50/50 blend of biofuel and conventional petroleum-based fuel.

Dow. In May 2012, we and Dow entered into a Phase 2 Joint Development Agreement (Phase 2 JDA), an extension of the original exclusive joint development agreement related to dielectric insulating fluids. The Phase 2 JDA includes accelerated commercialization timelines and enables Dow to conduct additional application development work.

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette JV is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. Solazyme Roquette Nutritionals is 50% owned by us and 50% by Roquette. While the Solazyme Roquette JV will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement. Roquette has also agreed to provide (1) a full capital commitment for two Solazyme Roquette JV-dedicated, Roquette-owned facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year, (2) subject to the approval of the board of directors of the Solazyme Roquette JV, debt and equity financing for a larger Solazyme Roquette JV-owned facility that is expected to have capacity of approximately 50,000 metric tons per year, and (3) working capital financing during various scale-up phases. The commercialization of our nutrition products through the Solazyme Roquette JV will take place in three phases. As part of Phase I, Roquette financed and built a 300 metric ton per year facility in Lestrem, France, and production began on its microalgae-derived food ingredients in the first quarter of 2012. The plant is owned by Roquette, but is for the dedicated use of the Solazyme Roquette JV. In 2012, Roquette began construction of the Phase 2 facility with a capacity of approximately 5,000 metric tons per year, at the same location. The Phase 2 facility will also be financed and owned by Roquette but will be used for the Solazyme Roquette JV. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has also agreed to provide debt and equity financing and build a commercial plant to be owned by the Solazyme Roquette JV that is expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year. In November 2011, we and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2 additional working capital in the form of debt financing (Roquette Loan). We agreed to guarantee payment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the additional Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses.

Algenist® Distribution Partners. In December 2010, we entered into an exclusive distribution contract with Sephora EMEA to distribute our Algenist® product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist® product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist® product line at Sephora inside jcpenney stores in the United States. In March 2011, we entered into an agreement with QVC, Inc. (QVC) and launched the sale of our Algenist® product line through QVC’s multimedia platform.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 63%, 69% and 60% of our total revenues for 2012, 2011 and 2010 respectively. Revenues from government grants and agreements represented 52%, 46%, and 43% of total R&D revenues in 2012, 2011 and 2010, respectively. Revenues from commercial and strategic partner development agreements represented 48%, 54%, and 57% of total R&D revenues in 2012, 2011 and 2010, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC, Space NK. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 37% and 18% of our total revenues for 2012 and 2011, respectively.

•	License Fees

Recognition of license fees is dependent on the specific terms of the license agreement. To date, license fee revenue consists of up-front, one-time, non-refundable fees for licensing our technology for commercialization in Solazyme Roquette Nutritionals and these fees have been recognized when cash is received. License fees represented 0%, 13% and 40% of our total revenues in 2012, 2011 and 2010, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of cost of product revenue, research and development expenses and sales, general and administrative expenses. Personnel-related expenses including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants and facility costs comprise the significant components of these expenses. We expect to continue to hire additional employees, primarily in research and development, manufacturing and commercialization, as we scale our manufacturing capacity and commercialize our technology in target markets.

•	Cost of Product Revenue

In the first quarter of 2011, we launched our first commercial product line, Algenist®. Cost of product revenue consists primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient used in our Algenist® product line. We expect our third-party contractor costs related to the distribution and production of Algenist®, as well as our other costs of product revenue, to increase as the demand for our Algenist® product line grows.

•	Research and Development

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011, and we successfully commissioned our first integrated biorefinery in June 2012 under our DOE program. We intend to use our Peoria Facility for joint development activities as well as commercial production for certain high-value products. In November 2012 we also entered into an agreement with ADM to utilize ADM’s existing commercial-scale production facility. We expect that our research and development expenses will continue to increase in the near term as we scale up to commercial production.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of December 31, 2012 and 2011, our outstanding debt was approximately $15.0 million and $20.3 million, respectively. We expect interest expense to fluctuate with changes in our debt obligations.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of December 31, 2012, and will be remeasured to fair value at each balance sheet date until the warrant shares have vested.

Income (Loss) from Equity Method Investments, Net

Revenues generated from the sale of products by Solazyme Roquette Nutritionals will be recognized by the Solazyme Roquette JV, while income (loss) from the equity method investment in the Solazyme Roquette JV will be recorded in our income statement as “Income (Loss) from Equity Method Investments, Net.” We do not expect to record any Solazyme Roquette JV income (loss) in the near future.

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

Product Revenue

Product revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfers to the customer; the price is fixed or determinable; and collectability is reasonably assured. Algenist® products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist® products have an approximate three year shelf life from their manufacture date. We give credit for returns by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments to us for the amount of the return. We reserve for estimated returns of products at the time revenues are recognized. To estimate our return reserve, we analyze our own actual product return data, data from our customers regarding their inventory levels and historical return rates of our products, and other known factors, such as our customers’ return policies to their end consumers, which is typically 30 to 90 days. We monitor our actual performance by comparing our actual return rates against estimated rates, and adjust our estimated return rates as necessary. In addition, we estimate a reserve for products that do not meet internal quality standards. Actual returns of Algenist® products may differ from estimates that we used to calculate such reserves.

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

In 2012 and 2011, we recorded a gain of $2.3 million and charges of $3.6 million, respectively, in Other Income (Expense), to reflect the change in the fair value of the warrants. Upon the close of our initial public offering in June 2011, the then-aggregate fair value of the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and we no longer record any related period fair value adjustments.

Stock-Based Compensation

We recognize compensation expense related to stock-based compensation, including the awarding of employee and non-employee stock options, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Options and restricted stock units granted to non-employees are re-measured as the services are performed and the options and restricted stock units vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. We account for restricted stock units issued to employees based on the fair market value of our common stock.

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

Income Taxes

We are subject to income taxes in both the U.S. and a foreign jurisdiction, and we use estimates in determining our provisions for income taxes. We use the asset and liability method of accounting for income taxes, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We record a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012 and 2011, we had a full valuation allowance against all of our net deferred tax assets.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 740-10, Income Taxes, to account for uncertain tax positions. As of December 31, 2012 and 2011, we had no significant uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized income tax benefits will significantly increase or decrease in the next 12 months.

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

Results of Operations

Comparison of Year Ended December 31, 2012 and 2011

Revenues

	Year ended December 31,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$27,649	$26,793	$856
Net product revenue	16,459	7,173	9,286
License Fee	—	5,000	(5,000)

Total revenues	$44,108	$38,966	$5,142

Our total revenues increased by $5.1 million in 2012 compared to 2011, due primarily to a $9.3 million increase in Algenist® product revenue (which launched in March 2011) and $0.9 million increase in R&D program revenue, offset in part by a $5.0 million decrease in license fees related to an up-front non-refundable fee for licensing our technology to Solazyme Roquette Nutritionals. The decrease in license fee revenue was expected per the terms of the Solazyme Roquette Nutritionals joint venture agreement. Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $0.9 million, due to a $2.1 million increase in revenues from government program revenues, offset by a $1.2 million decrease in revenues from our development agreements with strategic partners.

Our government program revenues increased in 2012 compared to the same period in 2011, primarily due to increased activities associated with our DOE and CEC grants in 2012, partially offset by the successful completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program at our Peoria Facility. We successfully commissioned the integrated biorefinery in our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. Remaining costs to complete the objectives of the DOE award are expected to be fully funded by us. In October 2011, the CEC agreed to fund up to $1.5 million for continuing research and development at our South San Francisco pilot plant facility through early 2015.

Our revenues from development agreements with strategic partners decreased in 2012 due to timing of agreements that ended offset by new agreements entered into since the second half of 2011. In general, we expect that our R&D program revenues will continue to be a meaningful part of revenues as work with our strategic partners in our existing and new R&D agreements enable important market development activities.

As we enter into new agreements with strategic partners and/or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities. In the near term, we expect lower government program revenues offset by increased product revenues primarily from sales of our Algenist® brand. We expect our product revenue to further increase as we ramp initial commercial manufacturing of tailored oils toward nameplate capacity at each facility and sell our tailored oils to industry partners and customers.

Cost of Product Revenues

	Year ended December 31,
	2012	2011	$ Change
	(In thousands)
Cost of revenue:
Product	$5,311	$2,420	$2,891

Gross profit:
Product	$11,148	$4,753	$6,395

Cost of product revenue increased in 2012 compared to 2011 primarily due to increased sales of Algenist® products, which launched in March 2011. Gross margin percentage on product sales increased slightly from 66.0% in 2011 to 68.0% in 2012.

We expect Algenist® gross profit percentages will continue to exceed 60%. As we ramp initial commercial manufacturing of tailored oils toward nameplate capacity at each facility, we expect our overall product gross profit percentage to decrease.

Operating Expenses

	Year Ended December 31,
	2012	2011	$ Change
	(In thousands)
Operating expenses:
Research and development	$66,384	$45,613	$20,771
Sales, general and administrative	57,516	41,426	16,090

Total operating expenses	$123,900	$87,039	$36,861

Research and Development Expenses

Our research and development expenses increased by $20.8 million in 2012 compared to 2011, due primarily to increased personnel-related and facilities-related costs of $9.2 million and $3.9 million, respectively, and increased R&D program and third-party contractor costs of approximately $7.6 million. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $3.9 million in 2012 compared to $2.3 million in 2011. R&D program and third-party contractor costs increased primarily due to increased costs to complete the construction of the integrated biorefinery pursuant to the DOE grant, increased costs related to R&D programs with our commercial partners and operating costs related to the Peoria Facility. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at ADM’s Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $16.1 million in 2012 compared to 2011, primarily due to increased personnel-related and facilities-related costs of $7.4 million and $2.0 million, respectively, associated with headcount growth, increased marketing and promotional costs of $5.0 million and increased consulting costs of $1.7 million. Personnel-related costs include non-cash stock-based compensation of $11.5 million in 2012 compared to $8.6 million in 2011. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Year Ended December 31,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$2,072	$871	$1,201
Interest expense	(561)	(642)	(81)
Loss from equity method investment	(1,824)	—	1,824
Gain (loss) from change in fair value of warrant liabilities	2,284	(3,637)	(5,921)

Total other income (expense), net	$1,971	$(3,408)	$(5,379)

Interest and Other Income, net

Interest and other income, net increased by $1.2 million in 2012 compared to 2011, primarily due to $0.8 million of increased interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility, net of cash used for operations, and $0.2 million of increased gains on sales of marketable securities. We expect our interest and other income to fluctuate with changes in our investment balances.

Interest expense

Interest expense decreased by $0.1 million in 2012, primarily due to the lower outstanding balance on our debt during the year. We expect interest expense and amortization of debt issue costs to increase due to the issuance of $125.0 million 6.00% Convertible Senior Subordinated Notes in January 2013 (see Note 18 to our consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $1.8 million, which represents our proportionate share of the net loss from the Solazyme Bunge JV. We expect our loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil.

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $5.9 million in 2012 compared to 2011. The $3.6 million loss from change in fair value of warrant liabilities in 2011 represents the non-cash loss from the change in fair value of warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock were converted into shares of our common stock or common stock warrants and are no longer measured to fair value. In the second quarter of 2011, we granted Bunge Limited a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. The value of the remaining unvested warrant shares decreased since the initial recording of the warrant liability in the second quarter of 2012, resulting in a $2.3 million non-cash gain related to the change in the fair value of the warrant liability. We expect that gain (loss) from the change in fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Revenues:
R&D programs	$26,793	$22,970	$3,823
Net product revenue	7,173	—	7,173
License fees	5,000	15,000	(10,000)

Total revenues	$38,966	$37,970	$996

Our total revenues increased by $1.0 million in 2011 compared to 2010, due primarily to a $3.8 million increase in R&D program revenue and $7.2 million of product revenue from our Algenist® product sales, which launched in March 2011, offset in part by a $10.0 million decrease in license fees related to an up-front non-refundable fee for licensing our technology to Solazyme Roquette Nutritionals. The decrease in license fee revenue was expected per the terms of the Solazyme Roquette Nutritionals joint venture agreement.

R&D program revenues increased by $3.8 million primarily due to a $7.8 million increase in revenues from our development agreements with our strategic partners, partially offset by a decrease of $4.0 million in government program revenues. Our collaborative research revenues were primarily related to funding from agreements including Chevron, Bunge and Unilever to develop microalgae-based oils. Our government program revenues decreased in 2011 compared to 2010, primarily due to the timing of our Naval marine diesel and jet fuel program activities associated with our DoD contracts, partially offset by increase in revenues associated with our DOE grant awarded in the second quarter of 2010. We completed our first two DoD contracts for the production of marine diesel fuel in July 2010 as well as commenced manufacturing activities for the first phase of our current DoD HRF-76 contract in September 2010, which was completed in July 2011 when we delivered 283,906 liters of HRF-76 fuel to the US Navy for their testing and certification program. In August 2011, we commenced manufacturing activities for the second phase of our current DoD contract, which called for the delivery of the remaining 283,906 liters of HRF-76 marine diesel to the US Navy in May 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility.

Operating Expenses

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Costs and operating expenses:
Cost of product revenue	$2,420	$—	$2,420
Research and development	45,613	34,227	11,386
Sales, general and administrative	41,426	17,422	24,004

Total costs and operating expenses	$89,459	$51,649	$37,810

Cost of Product revenue

Our cost of product revenue in 2011 is generated from our Algenist® products, which launched in March 2011.

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

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $24.0 million in 2011 compared to 2010, primarily due to increased personnel-related costs of $15.5 million associated with headcount growth, which includes non-cash stock-based compensation expense, increased marketing and promotional costs of $5.0 million primarily related to the Algenist® product launches and increased legal, consultant and audit expenses of $3.0 million. Sales, general and administrative expenses include non-cash stock-based compensation of $8.6 million in 2011 compared to $1.4 million in 2010.

Other Income (Expense), Net

	Year ended December 31,
	2011	2010	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$871	$265	$606
Interest expense	(642)	(228)	414
Loss from change in fair value of warrant liability	(3,637)	(2,638)	999

Total other income (expense), net	$(3,408)	$(2,601)	$807

Interest and Other Income, net

Interest and other income, net increased by $0.6 million in 2011, primarily due to interest income earned as a result of higher average investment balances resulting from the proceeds we received upon the closing of our initial public offering in June 2011 and the $15.0 million term loan drawn down from our Silicon Valley Bank credit facility.

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

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$30,818	$28,780
Marketable securities	118,187	214,944

Cash, cash equivalents and marketable securities decreased by $94.7 million in 2012, primarily due to cash used in operating activities of $67.6 million, $12.6 million of property and equipment purchases, $10.0 million of capital contributed to the Solazyme Bunge JV and $5.4 million of repayments under loan agreements, partially offset by $2.9 million of proceeds received from the issuance of common stock pursuant to our equity plans.

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net cash used in operating activities	$(67,571)	$(34,905)	$(8,309)
Net cash provided by (used in) investing activities	72,234	(182,831)	(37,687)
Net cash provided by (used in) financing activities	(2,570)	214,344	58,648

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of December 31, 2012, we had an accumulated deficit of $189.9 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build-out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated US-based production capabilities for renewable fuels derived from microalgae at the Peoria Facility. Under the terms of the grant, we are responsible for funding an additional $8.4 million.

We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and successfully commissioned our integrated biorefinery in June 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. The promissory note is interest free with two lump sum payments, the first of which was paid in March 2012, and the second payment was made in February 2013. The note is secured by the real and personal property acquired from the seller. The purchase agreement does not contain financial ratio covenants, nor any affirmative or negative financial covenants, other than a prohibition on creating any liens against the collateral as defined in the agreement.

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. Through February 2013, we contributed $12.5 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $120 million based on the current exchange rate). As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding will support the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

In November 2012, we entered into a strategic collaboration agreement with ADM, whereby we have agreed to pay ADM annual fees for use and operation of its commercial scale facility in Clinton, Iowa, a portion of which may be paid in our common stock. In January 2013, we made the first payment to ADM in common stock and cash.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the facility) consisting of (i) a $15.0 million term loan (the term loan) that was accessible in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the revolving facility). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless we breach financial covenants that require us to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon an event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. We have the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that we provide written notice to the bank at least ten days prior to such prepayment, and pay all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, we are subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility immediately due and payable. The outstanding obligations would become immediately due if we become insolvent. We were in compliance with our loan covenants under this facility as of December 31, 2012 and 2011. On May 11, 2011, we borrowed $15.0 million under the term loan portion of the facility and in December 2011 we began to repay principal payments on this loan.

In January 2013, we issued $125.0 million aggregate principal amount of 6.00% Convertible Senior Subordinated Notes (Notes) due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity. The initial conversion price will be approximately $8.26 per share of common stock and, under certain circumstances, the Note holders will be entitled to additional payments upon conversion. The Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes. In the event the Notes are converted prior to February 1, 2018, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of our common stock.

We believe that our current cash, cash equivalents, marketable securities, revenue from product sales and net proceeds from the Notes issued in January 2013 will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.

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

Cash Flows from Operating Activities

Cash used in operating activities of $67.6 million in 2012 reflect a loss of $83.1 million, and a net change of $5.5 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $21.1 million. Non-cash charges primarily included $15.4 million of stock-based compensation, $3.5 million of depreciation and amortization, $2.5 million of net amortization of premiums on marketable securities, $2.3 million gain on revaluation of warrant liability and $1.8 million of loss from an equity method investment. The net change in our operating assets and liabilities was primarily a result of increases in inventories of $3.8 million, decreased deferred revenue of $2.7 million, a net decrease in accounts payable and accrued liabilities of $1.4 million, decrease in accounts receivable of $0.7 million, decrease in unbilled revenue of $0.7 million and a $0.6 million decrease in prepaid expenses and other current assets. Inventories increased due to increased production of Algenist® product to meet higher customer demand. Deferred revenue decreased primarily due to timing of payments received on R&D programs. Accounts payable and accrued liabilities decreased primarily due to payments made to third-party contract manufacturers that we no longer use as a result of the operations at our Peoria facility. Accounts receivable and unbilled revenues decreased due primarily to the completion of government programs during 2012. Prepaid expenses decreased primarily due to payments received from our Solazyme Roquette JV to settle other receivables due to us.

Cash used in operating activities of $34.9 million in 2011 reflect a loss of $53.9 million, partially offset by aggregate non-cash charges of $18.3 million and a net change of $0.7 million in our net operating assets and liabilities. Non-cash charges primarily included $10.9 million of stock-based compensation, $3.6 million related to the change in fair value of our warrant liability, $1.9 million of net accretion of premiums on marketable securities and $1.7 million of depreciation and amortization. The net change in our operating assets and liabilities was primarily a result of increases in our accounts payable and accrued liabilities of $8.2 million and an increase in deferred revenue of $1.7 million, offset by the increase in inventories of $3.1 million, an increase in accounts receivable of $3.4 million, an increase in prepaid expenses and other current assets of $2.3 million and an increase of $0.4 million in unbilled revenue. Accounts payable and accrued liabilities increased primarily due to vendor liabilities associated with the DOE program, payroll related liabilities associated with increased headcount, vendor liabilities associated with third-party manufacturing contracts, and vendor liabilities for engineering work related to the Solazyme Bunge JV. Deferred revenue increased due primarily to timing of payments received on research and development programs. Inventory increased primarily due to the manufacture of Algenist® products. Accounts receivable and unbilled revenues increased due to revenue earned on our research and development programs and Algenist® product sales in the fourth quarter of 2011. Prepaid expenses and other current assets increased primarily due to a receivable from our Solazyme Roquette JV and increased interest receivables.

Cash used in operating activities of $8.3 million in 2010 reflected a net loss of $16.3 million, partially offset by aggregate non-cash charges of $6.0 million and a net change of $2.0 million in our net operating assets and liabilities. Non-cash charges primarily included $2.6 million of a non-cash related expense related to the change in fair value of our warrant liability, $2.0 million of stock-based compensation, $0.8 million of depreciation and amortization and $0.6 million of net accretion of premiums on marketable securities. The net change in our operating assets and liabilities was primarily a result of the $4.2 million increase in accounts payable and accrued expenses, net against the $1.1 million decrease in deferred revenues, a $1.0 million increase in prepaid expenses and other current assets and a $0.6 million increase in accounts receivable and unbilled revenues. The increase in accounts payable and accrued liabilities was due to the increase in research and development program activities in the fourth quarter of 2010 and increased headcount in 2010. Deferred revenues decreased in 2010 due to revenues earned on research and development programs in 2010. The increase in prepaid expenses was due to deposits for inventory related to our launch of Algenist® in March 2011, increase in prepaid rent related to our new lease in South San Francisco and other prepayments incurred in the ordinary course of our business. The increase in accounts receivable and unbilled revenues was due to revenue earned on our research and development programs in the fourth quarter of 2010.

Cash Flows from Investing Activities

In 2012, cash provided by investing activities was $72.2 million, primarily as a result of $94.8 million of net marketable securities maturities, partially offset by $12.6 million of capital expenditures related primarily to the construction of our Peoria Facility and $10.0 million of capital contributed to the Solazyme Bunge JV.

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

Cash Flows from Financing Activities

In 2012, cash used in financing activities was $2.6 million, primarily due to $5.4 million of repayments under loan agreements, partially offset by proceeds of $2.9 million received from common stock issuances pursuant to our equity plans.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2012:

	Total	2013	2014	2015	2016 and beyond
Principal payments on long term debt	$14,987	$7,350	$3,921	$3,716	$—
Interest payments on long-term debt, fixed rate	888	494	299	95	—
Non-cancellable operating leases	8,006	5,101	2,681	224	—
Purchase obligations	393	393	—	—	—

Total	$24,274	$13,338	$6,901	$4,035	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 30,500 Brazilian Real (approximately $15,000 based on the exchange rate at December 31, 2012) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur, up to $2.2 million from January through December 2013, in connection with research activities under the DOE program for which we will not be reimbursed, (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses and (4) the principal and interest payments due on our Notes (issued in January 2013) that are payable in 2018.

We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. Operating leases also include our annual fees paid to ADM in 2013 to use and operate the Clinton facility, a portion of which may be paid in our common stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 31, 2012. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2012, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of December 31, 2012. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of December 31, 2012 consists of fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Europe and Brazil through our Solazyme Roquette JV and Solazyme Bunge JV, respectively. We also launched the Algenist® product line in Europe in March 2011 and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the US dollar. In addition, the local currency is the functional currency of our Brazil subsidiary, and therefore the assets and liabilities are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

CONSOLIDATED FINANCIAL STATEMENTS

Solazyme, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solazyme, Inc.

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Solazyme, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solazyme, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solazyme, Inc.

South San Francisco, California

We have audited the internal control over financial reporting of Solazyme, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2012 of the Company and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2013

SOLAZYME, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$30,818	$28,780
Marketable securities	118,187	214,944
Accounts receivable	3,280	4,029
Unbilled revenues	3,150	3,889
Inventories	6,890	3,129
Prepaid expenses and other current assets	2,954	4,122

Total current assets	165,279	258,893
Property, plant and equipment, net	32,225	25,985
Investments in unconsolidated joint ventures	19,047	—
Other assets	473	346

Total assets	$217,024	$285,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,552	$11,525
Accrued liabilities	9,320	9,288
Current portion of long-term debt	7,331	5,289
Deferred revenue	292	3,014
Other current liabilities	443	96

Total current liabilities	24,938	29,212
Other liabilities	303	491
Warrant liability	835	—
Long-term debt	7,637	14,963

Total liabilities	33,713	44,666

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized at December 31, 2012 and 2011; 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.001—150,000,000 shares authorized at December 31, 2012 and 2011; 61,000,724 and 59,908,138 shares issued and outstanding at December 31, 2012 and 2011, respectively	61	60
Additional paid-in capital	373,577	348,083
Accumulated other comprehensive loss	(399)	(789)
Accumulated deficit	(189,928)	(106,796)

Total stockholders’ equity	183,311	240,558

Total liabilities and stockholders’ equity	$217,024	$285,224

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Year Ended December 31,
	2012	2011	2010
Revenues:
Research and development programs	$27,649	$26,793	$22,970
Product revenues	16,459	7,173	—
License fees	—	5,000	15,000

Total revenues	44,108	38,966	37,970

Costs and operating expenses:
Cost of product revenue	5,311	2,420	—
Research and development	66,384	45,613	34,227
Sales, general and administrative	57,516	41,426	17,422

Total costs and operating expenses	129,211	89,459	51,649

Loss from operations	(85,103)	(50,493)	(13,679)
Other income (expense):
Interest and other income, net	2,072	871	265
Interest expense	(561)	(642)	(228)
Loss from equity method investment	(1,824)	—	—
Gain (loss) from change in fair value of warrant liability	2,284	(3,637)	(2,638)

Total other income (expense)	1,971	(3,408)	(2,601)

Net loss	(83,132)	(53,901)	(16,280)
Accretion of redeemable convertible preferred stock	—	(60)	(140)

Net loss attributable to Solazyme, Inc. common stockholders	$(83,132)	$(53,961)	$(16,420)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.37)	$(1.35)	$(1.42)

Weighted average number of common shares used in loss per share computation, basic and diluted	60,509,048	39,934,013	11,540,494

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

	Year Ended December 31,
	2012	2011	2010
Net loss	$(83,132)	$(53,901)	$(16,280)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	642	(276)	(40)
Foreign currency translation adjustment	(252)	(473)	—

Other comprehensive income (loss)	390	(749)	(40)

Total comprehensive loss	$(82,742)	$(54,650)	$(16,320)

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2009	27,758,465	$68,459	10,551,819	$11	$1,792	$(1,552)	$—	$(36,415)	$(36,164)
Issuance of Series D redeemable convertible preferred stock at $8.86 per share, net of issuance costs of $286	6,775,660	59,714							—
Issuance of common stock warrant for services rendered					6				6
Issuance of common stock upon exercise of stock options			1,354,021	1	643				644
Restricted stock issued related to employee bonus compensation			22,000		52				52
Restricted stock issued to nonemployees related to services performed			139,250		351				351
Stock-based compensation expense related to employees					690				690
Stock-based compensation expense related to nonemployees					859				859
Interest earned on shareholder promissory notes						(45)			(45)
Accretion of redeemable convertible preferred stock		140						(140)	(140)
Change in unrealized loss on available-for-sale securities							(40)		(40)
Net loss								(16,280)	(16,280)

December 31, 2010	34,534,125	128,313	12,067,090	12	4,393	(1,597)	(40)	(52,835)	(50,067)

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2010	34,534,125	128,313	12,067,090	12	4,393	(1,597)	(40)	(52,835)	(50,067)
Issuance of common stock to nonemployee for services rendered			2,000		16				16
Issuance of common stock upon exercise of stock options			844,800	1	865				866
Restricted stock issued to nonemployees related to services performed			42,583		547				547
Common stock issued pursuant to vesting of restricted stock units			23,332		318				318
Stock-based compensation expense related to employees					6,188				6,188
Stock-based compensation expense related to nonemployees					3,854				3,854
Interest earned on stockholder promissory notes						(4)			(4)
Accretion of redeemable convertible preferred stock		60						(60)	(60)
Payments received on notes receivable from stockholders						1,601			1,601
Stock issued for initial public offering, net of offering costs			12,021,250	12	196,928				196,940
Conversion of redeemable convertible preferred stock at initial public offering	(34,534,125)	(128,373)	34,534,125	35	128,339				128,374
Conversion of preferred stock warrant to redeemable convertible preferred stock at initial public offering	303,855								—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	(303,855)		303,855						—
Exercise of preferred stock warrant and conversion to common stock			64,103		25				25
Conversion of convertible preferred stock warrant to common stock and common stock warrants					6,598				6,598
Exercise of common stock warrants			5,000		12				12
Change in unrealized loss on available-for-sale securities							(276)		(276)
Foreign currency translation adjustment							(473)		(473)
Net loss								(53,901)	(53,901)

December 31, 2011	—	—	59,908,138	60	348,083	—	(789)	(106,796)	240,558

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2011	—	—	59,908,138	60	348,083	—	(789)	(106,796)	240,558
Issuance of common stock to nonemployee for services rendered			20,000		221				221
Issuance of common stock upon exercise of stock options			846,608	1	1,736				1,737
Issuance of common stock pursuant to ESPP			115,980		1,161				1,161
Common stock issued pursuant to vesting of restricted stock units			64,998		1,561				1,561
Common stock issued pursuant to vesting of performance stock units			45,000						—
Stock-based compensation expense related to employees					11,629				11,629
Stock-based compensation expense related to nonemployees					1,944				1,944
Vesting of warrant shares issued for investment in unconsolidated joint venture					2,656				2,656
Reclassification of warrant liability to additional paid-in capital upon vesting of warrant shares issued for investment in unconsolidated joint venture					4,586				4,586
Change in unrealized loss on available-for-sale securities							642		642
Foreign currency translation adjustment							(252)		(252)
Net loss								(83,132)	(83,132)

December 31, 2012	—	$—	61,000,724	$61	$373,577	$—	$(399)	$(189,928)	$183,311

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(83,132)	$(53,901)	$(16,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,519	1,707	786
Loss on disposal of property and equipment	—	46	—
Net amortization of premiums on marketable securities	2,494	1,882	604
Amortization of debt discount	144	109	60
Amortization of loan fees	—	13	—
Noncash interest income, net	—	(4)	(45)
Issuance of common stock warrant in connection with professional services rendered	—	—	6
Issuance of common stock in connection with professional services rendered	—	16	—
Stock-based compensation expense	15,356	10,907	1,952
Loss from equity method investment	1,824	—	—
Revaluation of warrant liability	(2,284)	3,637	2,638
Changes in operating assets and liabilities:
Accounts receivable	749	(3,359)	2,876
Unbilled revenue	739	(422)	(3,467)
Inventories	(3,762)	(3,129)	—
Prepaid expenses and other current assets	611	(2,298)	(974)
Other assets	2	69	(164)
Accounts payable	(1,396)	3,025	2,035
Accrued liabilities	9	5,183	2,214
Deferred revenue	(2,722)	1,651	(1,075)
Other current and long-term liabilities	278	(37)	525

Net cash used in operating activities	(67,571)	(34,905)	(8,309)

Investing activities:
Purchases of property, plant and equipment	(12,554)	(15,502)	(2,505)
Proceeds received from the sale of equipment	—	290	—
Purchases of marketable securities	(64,908)	(240,298)	(57,221)
Maturities of marketable securities	130,682	58,866	21,544
Proceeds from sales of marketable securities	29,014	13,863	654
Capital contribution in unconsolidated joint venture	(10,000)	—	—
Restricted cash	—	(50)	(159)

Net cash provided by (used in) investing activities	72,234	(182,831)	(37,687)

Financing activities:
Repayments under loan agreements	(5,408)	(333)	(1,870)
Proceeds from the issuance of convertible preferred stock	—	—	60,000
Payment for equity financing costs	—	(3,868)	(286)
Proceeds from the issuance of common stock, net of repurchases	1,737	866	644
Proceeds from issuance of common stock, pursuant to ESPP	1,161	—	—
Early exercise of stock options subject to repurchase	(60)	(105)	160
Payments received on promissory notes to stockholders	—	1,601	—
Proceeds from borrowings under loan agreements	—	15,000	—
Payment for loan costs and fees	—	(90)	—
Proceeds from exercise of common and preferred stock warrants	—	37	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	—	201,236	—

Net cash (used in) provided by financing activities	(2,570)	214,344	58,648

Effect of exchange rate changes on cash and cash equivalents	(55)	(325)	—

Net increase (decrease) of cash and cash equivalents	2,038	(3,717)	12,652
Cash and cash equivalents—beginning of period	28,780	32,497	19,845

Cash and cash equivalents—end of period	$30,818	$28,780	$32,497

Supplemental disclosures of cash flow information:
Interest paid in cash	$409	$452	$182

Income taxes paid in cash	$—	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$60	$140

Capital assets in accounts payable and accrued liabilities	$421	$3,103	$1,313

Accrued offering costs	$—	$428	$—

Debt issue costs in accounts payable and accrued liabilities	$148	$—	$—

Addition of land, building and equipment under notes payable	$—	$5,248	$265

Change in unrealized gain (loss) on investments	$642	$(276)	$(40)

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$128,374	$—

Reclassification of warrant liability to additional paid-in capital	$4,586	$6,598	$—

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$4,295	$—

Warrant issued for investment in unconsolidated joint venture	$10,361	$—	$—

Capital contribution to unconsolidated joint venture settled with reduction of receivable from unconsolidated joint venture	$511	$—	$—

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

The Company expects ongoing losses as it continues its scale-up activities, expands its research and development activities and supports commercialization activities for its products. The Company plans to meet its capital requirements primarily through equity financing, collaborative agreements and the issuance of debt securities.

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

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The Solazyme Roquette JV is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 7).

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it is not required to consolidate the 50.1% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 7).

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

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiary, where the local currency is the functional currency, are translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds and commercial paper.

Marketable Securities—Investments with original maturities greater than three months at the time of purchase and mature less than one year from the consolidated balance sheet date are classified as marketable securities. The Company classifies marketable securities as short-term based upon whether such assets are reasonably expected to be used in current operations. The Company invests its excess cash balances primarily in corporate bonds, United States Government and Agency securities, asset-backed securities, mortgage-backed securities, commercial paper, municipal bonds, certificates of deposit and floating rate notes. The Company classifies its marketable securities as available-for-sale, and is recorded at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Marketable securities classified as available-for-sale are adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are reported as components of interest and other income. Realized gains and losses and declines in value that are considered to be other-than-temporary are recognized in interest and other income. The cost of all securities sold is based on the specific identification method.

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $0.3 million, classified in other long-term assets as of December 31, 2012 and 2011. These certificates of deposits were pledged as collateral for a $0.3 million letter of credit related to the Company’s facility lease.

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs were charged against the proceeds received from the Company’s initial public offering that closed in June 2011.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under our government programs, collaborative research and development agreements and for product revenues. The Company had no amounts reserved for doubtful accounts as of December 31, 2012 and 2011, as the Company expected full collection of its accounts receivable balances. The Company’s customer payment terms related to sales of Algenist® products are thirty days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pounds. The Company reserves for estimated product returns as reductions of accounts receivable and product revenues. As of December 31, 2012 and 2011, the reserve for product returns was $1.1 million and $0.7 million, respectively. The Company monitors actual return history and reassesses its return reserve as return experience develops.

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. The fair value of the Company’s debt obligations was determined using unobservable inputs (Level 3 inputs), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (see Note 4).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivables and restricted certificates of deposit. The Company places its cash equivalents and investments with high credit quality financial institutions and by policy, limits the amounts invested with any one financial institution or issuer. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the consolidated balance sheet, statements of operations and cash flows. The Company had 5 customers accounting for 96% of the receivable balance as of December 31, 2012. The Company had 8 customers accounting for 97% of the receivable balance as of December 31, 2011. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of December 31, 2012, $2.3 million of the Company’s gross accounts receivable balance related to product sales.

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

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair values. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the years ended December 31, 2012 and 2011.

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

In May 2011, the Company granted to Bunge Limited a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share (see Note 7). The warrant vests in three separate tranches, based upon Bunge Limited achieving three specific performance milestones. The first tranche of shares vested on the measurement date, April 2, 2012, and was recorded as an investment in the unconsolidated joint venture and additional paid-in capital, based on the fair value of the first tranche of warrants that vested upon the measurement date. The remaining unvested second and third tranches of the warrant (on the measurement date) were classified as a liability on the consolidated balance sheet at fair value on the measurement date, due to performance-based vesting terms. The initial liability for the second vesting tranche was adjusted for changes in fair value until the performance-based milestones were met and the tranche vested on June 20, 2012, at which time the fair value of the second vested tranche was reclassified to additional paid-in-capital. The third tranche of the warrant was unvested as of December 31, 2012, and will be adjusted for changes in fair value at each balance sheet date until the warrant shares vest.

Segment Reporting—Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses for which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through December 31, 2012.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $44.1 million, $39.0 million and $38.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively, originated in the United States.

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

•

Collaborative Research and Development—Collaborative research and development programs with commercial and strategic partners typically provide the Company with multiple revenue streams, which may include up-front non-refundable fees for licensing and reimbursement for research and development activities; cost reimbursement fees may include reimbursement for full-time employee equivalents (“FTE”), contingent milestone payments upon achievement of contractual criteria, licensing fees and commercialization royalty fees. Such revenues are recognized as the services are performed over a performance period, as specified in the respective agreements with the non-governmental entities. To date, payments received are not refundable. The research and development period is estimated at the inception of each agreement and is periodically evaluated. Reevaluation of the research and development period may shorten or lengthen the period during which the deferred revenue is recognized. To date, upfront payments received upon execution of such agreements, including license fees, have been recorded as deferred revenue upon receipt and have not been considered a separate unit of accounting. When up-front payments are combined with funded research services in a single unit of accounting, the Company recognizes the up-front payments using the proportional performance method of revenue recognition based upon the actual amount of research and development labor hours and research expenses incurred relative to the amount of the total expected labor hours and research expenses estimated to be incurred, but not greater than the amount of the research and development program fee as specified under such agreements. The Company is required to make estimates of total labor hours and research and development expenses required to perform the Company’s obligations under each research and development program; the Company evaluates the appropriate period based on research progress attained and reevaluates the period when significant changes occur. Where arrangements include milestones that are determined to be substantive and at risk at the inception of the arrangement, revenues are recognized upon achievement of the milestone and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur.

License Fees—Recognition of license fees is dependent on the specific terms of the license agreement. To date, up-front one time non-refundable fees for licensing our technology for commercialization in a joint venture have been recognized when cash is received.

Product Revenue—Product revenue is recognized from the sale of Algenist® products. Algenist® products are sold with a right of return for expired, discontinued, damaged or non-compliant products. In addition, one customer has a right of return for excess inventory beyond 120 days of consumer demand. Algenist® products have an approximate three year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, as well as data from its customers regarding their historical return rates of well-established similar products to other manufacturers, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of December 31, 2012 and 2011, the Company had a product revenue reserve of $1.1 million and $0.7 million, respectively. Actual returns of Algenist® products may differ from these estimates that the Company used to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Research and Development—Research and development costs associated with research performed pursuant to research and development programs with government entities and commercial and strategic partners (“partners”) are expensed as incurred, and include, but are not limited to, personnel and related expenses, facility costs and overhead, depreciation and amortization of plant, property and equipment used in development, laboratory supplies, and scale-up research manufacturing and consulting costs. The Company’s research and development programs are undertaken to advance its overall industrial biotechnology platform that enables the Company to produce cost-effective, tailored, high-value oils. Although the Company’s partners fund certain development activities, the partners benefit from advances in the Company’s technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of the Company’s total research and development related activities.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $2.6 million, $1.4 million and $0 for 2012, 2011 and 2010, respectively.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through December 31, 2012, if recognized, would affect the Company’s effective tax rate.

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

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of the Company’s common stock on the date of grant. Due to the Company’s limited history of grant activity, the Company calculates its expected term utilizing the “simplified method” permitted by the Securities and Exchange Commission (“SEC”), which is the average of the total contractual term of the option and its vesting period. The Company calculates its expected volatility rate from the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of the Company’s stock price. The Company will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant for zero coupon US Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as the Company has not paid, nor does it anticipate paying, cash dividends on shares of its common stock. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

The Company accounts for restricted stock units and restricted stock awards based on the quoted market price of the Company’s common stock on the date of grant that are expensed on a straight-line basis over the service period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The Company accounts for restricted stock awards issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered

Net Loss per Share Attributable to Solazyme, Inc. Common Stockholders—Basic net loss per share attributable to Solazyme, Inc. common stockholders is computed by dividing the Company’s net loss attributable to Solazyme, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to Solazyme, Inc. common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, common stock issuable pursuant to the 2011 Employee Stock Purchase Plan, restricted stock, restricted stock units, warrants and convertible preferred stock. Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2012	2011	2010
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(83,132)	$(53,961)	$(16,420)

Denominator
Weighted-average number of common shares used in net loss per share calculation	60,570,891	40,132,125	11,977,216
Less: Weighted-average shares subject to repurchase	(61,843)	(198,112)	(436,722)

Denominator: basic and diluted	60,509,048	39,934,013	11,540,494

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.37)	$(1.35)	$(1.42)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	Year ended December 31,
	2012	2011	2010
Options to purchase common stock	9,521,970	8,410,765	5,538,004
Common stock subject to repurchase	34,832	99,110	349,953
Restricted stock units	252,167	176,668	—
Warrants to purchase convertible preferred stock	—	—	386,012
Warrants to purchase common stock	1,000,000	1,000,000	5,000
Convertible preferred stock (on an as if converted basis)	—	—	34,534,125

Total	10,808,969	9,686,543	40,813,094

Recent Accounting Pronouncements—In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement—Topic 820. ASU No. 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. Companies will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU No. 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 by including a separate statement of comprehensive income to its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The requirements of ASU 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013 and are to be applied retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 and is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

3. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$49,545	$203	$(4)	$49,744
Government and agency securities	23,431	43	(27)	23,447
Asset-backed securities	23,079	70	—	23,149
Mortgage-backed securities	12,064	40	(15)	12,089
Commercial paper	1,200	—	—	1,200
Municipal bonds	6,273	13	—	6,286
Certificates of deposit	1,003	1	—	1,004
Floating rate notes	1,266	2	—	1,268

	$117,861	$372	$(46)	$118,187

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$68,196	$—	$(209)	$67,987
Government and agency securities	60,602	—	(64)	60,538
Asset-backed securities	37,130	—	(33)	37,097
Commercial paper	22,266	5	—	22,271
Mortgage-backed securities	17,448	—	(24)	17,424
Municipal bonds	7,200	14	—	7,214
Certificates of deposit	2,019	—	(3)	2,016
Floating rate notes	327	—	(2)	325
Collateralized mortgage obligations	72	—	—	72

	$215,260	$19	$(335)	$214,944

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$53,761	$53,852	$70,871	$70,794
Due in 1-2 years	36,510	36,694	64,902	64,754
Due in 2-3 years	11,847	11,856	37,493	37,500
Due in 3-4 years	744	746	14,459	14,387
Due in 4-9 years	5,158	5,179	12,759	12,748
Due in 9-20 years	1,032	1,040	2,957	2,958
Due in 20-32 years	8,809	8,820	11,819	11,803

	$117,861	$118,187	$215,260	$214,944

Marketable securities classified as available-for-sale are carried at fair value as of December 31, 2012 and 2011. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of December 31, 2012 was $12.5 million. Gross unrealized losses on available-for-sale securities as of December 31, 2012 were insignificant and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $1.5 million and $28,000, respectively, as of December 31, 2012. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

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

Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the years ended December 31, 2012, 2011 and 2010, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2012 by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$25,781	$2,829	$—	$28,610
Marketable securities—available-for-sale	1,997	116,190	—	118,187

Total	$27,778	$119,019	$—	$146,797

Financial Liability				—

Warrant liability	$—	$—	$835	$835

The change in the value of the warrant liability is summarized below (in thousands):

Fair value at December 31, 2011	$—
Fair value of warrant on measurement date	7,705
Change in fair value recorded as a gain from change in fair value of warrant liability	(2,284)
Reclassification to additional paid-in capital upon vesting of warrants	(4,586)

Fair value at December 31, 2012	$835

The valuation of the warrant liability above is discussed in Note 7.

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

The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of December 31, 2012 and 2011, the carrying values of the Company’s secured and unsecured debt obligations approximated their fair values.

The Company had no transactions measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$1,044	$512
Work in process	4,963	2,439
Finished goods	883	178

Total inventories	$6,890	$3,129

6. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Plant equipment	$18,670	$4,439
Building and improvements	5,478	1,692
Lab equipment	5,808	3,887
Leasehold improvements	2,665	2,332
Computer equipment and software	2,681	1,425
Furniture and fixtures	589	300
Land	430	430
Automobiles	49	49
Construction in progress	2,129	14,207

Total	38,499	28,761
Less: accumulated depreciation and amortization	(6,274)	(2,776)

Property, plant and equipment—net	$32,225	$25,985

Construction in progress as of December 31, 2012 and 2011 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of those dates.

The Company capitalized $0.3 million of interest costs associated with plant equipment at its Peoria manufacturing facility for the year ended December 31, 2012. There were no interest costs associated with plant equipment that were capitalized for the years ended December 31, 2011 and 2010.

Depreciation and amortization expense was $3.5 million, $1.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. See promissory note terms in Note 11. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The fair value of the assets on the purchase date was $10.9 million, which was allocated to plant equipment, building and improvements and land based on their relative fair values. These assets are classified in the table above under plant equipment, building and improvements and land as of December 31, 2012, and in construction in progress, building and improvements and land as of December 31, 2011.

7. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012, with a targeted start-up in the fourth quarter of 2013. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. In July 2012 and February 2013, the Company contributed $10.0 million and $2.5 million, respectively, in capital to the Solazyme Bunge JV. These capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. However, the Company determined that it is not the primary beneficiary of the Solazyme Bunge JV and therefore will not consolidate the financial results of the Solazyme Bunge JV. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the year ended December 31, 2012, the Company recognized $1.8 million of losses related to its equity method investment in the Solazyme Bunge JV.

In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (“the Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility; (ii) 50% upon the commencement of construction of the Plant; and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Plant reaches 1,000 metric tons. The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Warrant expires in May 2021.

The Company accounts for the Warrant pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. The measurement date of the Warrant was April 2, 2012, the formation date of Solazyme Bunge JV, as it was determined that the future performance to earn the Warrant shares was probable.

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested Warrant shares and $7.7 million of warrant liability for the unvested Warrant shares as of that date. The fair value of the Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.8 million warrant liability associated with the unvested Warrant shares as of December 31, 2012. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 55%, risk-free interest rate of 1.48%, exercise price of $13.50 and an expected life of 8.3 years. During the year ended December 31, 2012, the Company recorded an unrealized gain of $2.3 million related to the change in the fair value of the warrant liability. As of December 31, 2012, 750,000 of the Warrant shares had vested.

In addition to forming the Solazyme Bunge JV in April 2012, the Company entered into a Development Agreement with the Solazyme Bunge JV to continue to conduct research and development activities that are intended to benefit the Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that the Solazyme Bunge JV will pay the Company a technology maintenance fee in recognition of the Company’s ongoing research investment in technology that would benefit the Solazyme Bunge JV. The Company also entered into a Technology Service Agreement with the Solazyme Bunge JV under which the Solazyme Bunge JV will pay the Company for technical services related to the operations of the production facility.

In November 2012, the Company entered into a joint venture expansion framework agreement with the Solazyme Bunge JV. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 metric tons under construction in Brazil to 300,000 metric tons by 2016 at select Bunge owned and operated processing facilities worldwide. The Company and Bunge also intend to expand the portfolio of oils to be produced out of the Solazyme Bunge JV facility in Brazil. The expanded field and portfolio of oils would include certain tailored food oils for sale in Brazil, where Bunge is the largest supplier of edible oils through several of its retail brands. The Company and Bunge intend to work together through joint market development to bring new, healthy and nutritious edible oils to the Brazilian market.

In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $120 million based on the exchange rate as of December 31, 2012). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company will be required to guarantee a portion of the loan (in an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding will support the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the loan is eight years and will have an average interest rate of approximately 4% per annum.

Solazyme Roquette Joint Venture

In November 2010, the Company entered into a joint venture agreement with Roquette, one of the largest global starch and starch-derivatives companies. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”) is to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. The Solazyme Roquette JV is 50% owned by the Company and 50% by Roquette and is governed by a four member board of directors, two from each investor. Solazyme Roquette Nutritionals will determine the approach to research, development, marketing, sales, distribution and manufacture of products in such fields. While Solazyme Roquette Nutritionals will establish a manufacturing platform for the products, Roquette has committed to provide expertise and resources with respect to manufacturing, including such volumes of corn-based dextrose feedstock as the Solazyme Roquette JV may request subject to the terms of a manufacturing agreement.

The Solazyme Roquette JV agreement contemplates three development stages. In Phase 1, Roquette built and owns a pilot plant with a capacity of approximately 300 metric tons per year for the dedicated use of Solazyme Roquette Nutritionals. In Phase 2, Roquette will build and own a commercial plant with a capacity of approximately 5,000 metric tons per year for the dedicated use of Solazyme Roquette Nutritionals. Solazyme Roquette Nutritionals will have the right, but not the obligation, to purchase and acquire the commercial plant built during Phase 2. Subject to the approval of the board of directors of Solazyme Roquette Nutritionals to enter into Phase 3, Roquette will provide debt and equity financing to build a commercial plant, expected to be sited at a Roquette wet mill with a capacity of approximately 50,000 metric tons per year to be owned by Solazyme Roquette Nutritionals.

The Company has determined that the Solazyme Roquette JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Roquette JV. However, the Company determined that it is not the primary beneficiary of the Solazyme Roquette JV and therefore will not consolidate the financial results of the Solazyme Roquette JV. The Company accounts for its interests in the Solazyme Roquette JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Roquette JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Roquette JV. The Company has not recorded any income (loss) in the Solazyme Roquette JV through December 31, 2012, and does not expect to record any income (loss) at this time.

The Company’s initial contribution is the licensing of certain intellectual property (the “IP”) to the Solazyme Roquette JV. In September 2012, the Company contributed approximately $0.5 million to the Solazyme Roquette JV and correspondingly, reduced the Company’s receivable due from the Solazyme Roquette JV by approximately $0.5 million. Roquette is required to provide funds to Solazyme Roquette Nutritionals for working capital, lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 1 and Phase 2 and lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 3. Roquette has also agreed to provide funds to Solazyme Roquette Nutritionals to be used as equity in construction of the Phase 3 facility and to provide debt financing to Solazyme Roquette Nutritionals for construction of the Phase 3 facility, subject to the approval to proceed with construction. In September 2012, the Solazyme Roquette JV entered into a loan facility with Roquette that provided for a $10.0 million loan facility. This facility will be used for working capital purposes and expires on September 15, 2017, unless terminated earlier with three months notice. In October 2012, the Solazyme Roquette JV borrowed $5.0 million under this facility. As of December 31, 2012, $5.0 million remained outstanding under this facility. This $10.0 million loan facility is not guaranteed by the Company.

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing (“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the Roquette Loan as of December 31, 2012.

Related Party Transactions

During the years ended December 31, 2012, 2011 and 2010, the Company recognized revenues of $2.2 million, $0 and $0, respectively, related to its research and development arrangements with its joint venture companies. At December 31, 2012 and 2011, the Company had receivables of $2.2 million and $0.9 million, respectively, due from the joint venture companies. At December 31, 2012 and 2011, the Company had unbilled revenues of $0.8 million and $0, respectively, related to the joint venture companies.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued compensation and related liabilities	$7,503	$6,481
Accrued professional fees	474	1,864
Accrued contract manufacturing expense	—	162
Other accrued liabilities	1,343	781

Total accrued liabilities	$9,320	$9,288

9. PREFERRED STOCK WARRANT LIABILITY

The Company’s Series A redeemable preferred stock warrants were exercised in June 2011. The Company’s Series B redeemable preferred stock warrants converted on a one for one basis to common stock upon the closing of the Company’s initial public offering in June 2011.

Upon the closing of the Company’s initial public offering on June 2, 2011, the Series A and Series B redeemable preferred stock warrants that were previously recorded as liabilities on the Company’s consolidated balance sheet were automatically converted to common stock warrants or common stock. Upon this conversion, the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital.

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

Department of Defense—In September 2010, the Company entered into an agreement with the U.S. Department of Defense (“DoD”) for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases, with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 of the contract was completed in September 2011 when 75,000 gallons (283,906 liters) of fuel was delivered. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel.

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

With respect to Phase 1 of the current DoD contract, the Company recognized $0 and $ 1.1 million of revenues in the years ended December 31, 2012 and 2011, respectively. The Company had no unbilled revenue or deferred revenue balances related to Phase 1 of the agreement as of December 31, 2012 and 2011.

With respect to Phase 2 of the current DoD contract, the Company recognized $0.7 million and $3.9 million of revenues in the years ended December 31, 2012 and 2011, respectively. Unbilled revenues were $0 and $2.2 million as of December 31, 2012 and 2011, respectively. The Company had no deferred revenue balances related to Phase 2 of the agreement as of December 31, 2012 and 2011.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the years ended December 31, 2012 and 2011, the Company recognized revenues of $9.2 million and $7.0 million, respectively. The Company had no deferred revenue balance related to this award as of December 31, 2012 and 2011. Unbilled revenues related to this award were $2.1 million and $1.7 million as of December 31, 2012 and 2011, respectively.

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

Algenist® Distribution Partners—The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line. In March 2011, the Company entered into an agreement with QVC, Inc. (QVC) and launched the sale of its Algenist® product line through QVC’s multimedia platform.

Dow—In February 2011, the Company entered into a joint development agreement with The Dow Chemical Company (“Dow”) to jointly develop microalgae-based oils for use in dielectric insulating fluids. This initial research program was completed in September 30, 2011. In March 2012, the Company and Dow entered into a Phase 2 Joint Development Agreement (Phase 2 JDA), an extension of the original exclusive joint development agreement related to dielectric insulating fluids. The Phase 2 JDA includes accelerated commercialization timelines and enables Dow to conduct additional application development work.

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extends through May 2013. Pursuant to the joint development agreement, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provides that Bunge will provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term. The Company accounts for the JDA as an obligation to perform research and development services for others in accordance with ASC 730-20, Research and Development Arrangements, and records the payments for the performance of these services as revenue in its consolidated statement of operations. The Company recognizes revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort to be incurred. The cumulative amount of revenue recognized under the JDA is limited by the amounts the Company is contractually obligated to receive as cash reimbursements.

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 7).

ADM—In November 2012, the Company and Archer-Daniels-Midland Company (“ADM”) entered into a Strategic Collaboration Agreement (the “Collaboration Agreement”), establishing a collaboration for the production of tailored triglyceride oil products at the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”). The Clinton Facility will produce tailored triglyceride oil products using the Company’s proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in Company common stock. In addition, in January 2013, the Company granted to ADM a warrant to purchase 500,000 shares of the Company’s common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. The Company currently anticipates that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the Clinton facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. The parties will also work together to develop markets for the products produced at the Clinton Facility.

11. DEBT

In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment. As of December 31, 2012 and 2011, a principal amount of $129,000 and $179,000, respectively, was outstanding under this note agreement.

On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“the bank”) that provided for a $20.0 million credit facility (the “facility”) consisting of (i) a $15.0 million term loan (the “term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “revolving facility”). A portion of the revolving facility is available for letters of credit and foreign exchange contracts with the bank. The facility will be used for working capital and other general corporate purposes. The facility is unsecured unless the Company breaches financial covenants that require the Company to maintain a minimum of $30.0 million in unrestricted cash and investments, of which at least $25.0 million are to be maintained in accounts with the bank and its affiliates. This minimum balance requirement is considered a compensating balance arrangement, and is classified in the consolidated balance sheet as cash and cash equivalents and/or marketable securities as this minimum balance is not restricted as to withdrawal. Interest is charged under the facility at (i) a fixed rate of 5.0% per annum with respect to the term loan and (ii) a floating rate per annum equal to the most recently quoted “Prime Rate” in the Wall Street Journal Western Edition with respect to revolving loans. Upon the event of default or financial covenant default, outstanding obligations under the facility shall bear interest at a rate up to three percentage points (3.00%) above the rates described in (i) and (ii) above. The term loan is payable in 48 equal monthly payments of principal and interest, with the first payment due on December 1, 2011. The maturity date is (i) November 1, 2015 for the term loan and (ii) May 10, 2013 for the revolving loans. The Company has the option to prepay all, but not less than all, of the amounts advanced under the term loan, provided that the Company provides written notice to the bank at least ten days prior to such prepayment, and pays all outstanding principal and accrued interest, plus all other sums, if any, that shall have become due and payable, on the date of such prepayment. In addition to the financial covenant referenced above, the Company is subject to financial covenants and customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, the bank may declare all outstanding obligations under the facility to become immediately due and payable. The outstanding obligations would become immediately due if the Company becomes insolvent. The Company was in compliance with its loan covenants under the facility as of December 31, 2012 and December 31, 2011. On May 11, 2011, the Company borrowed $15.0 million under the facility. As of December 31, 2012 and 2011, $11.2 million and $14.7 million, respectively, were outstanding under this facility.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid in March 2012 and the second payment was made in February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount is being recognized as interest expense over the loan term utilizing the effective interest method.

The weighted average interest rate for total debt outstanding was 4.6% as of December 31, 2012 and 2011.

A summary of debt follows (in thousands):

	December 31, 2012	December 31, 2011
Peoria Facility note, due 2013	$3,606	$5,357
Equipment note, due 2015	129	179
Silicon Valley Bank term loan, due 2015	11,233	14,716

Subtotal	14,968	20,252
Less: current portion of debt	(7,331)	(5,289)

Total long-term debt	$7,637	$14,963

A summary of debt maturity follows (in thousands):

December 31, 2012
Principal due in 2013	$7,350
Principal due in 2014	3,921
Principal due in 2015	3,716

Subtotal	14,987
Less: imputed interest discount	(19)

Total debt	$14,968

Total interest costs related to the Company’s total debt was $0.8 million, $0.6 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases resulted in a deferred liability of $0.7 million and $0.5 million as of December 31, 2012 and 2011, respectively.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The

Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. This cancelable lease is excluded from the future minimum lease payments table below. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real (approximately $15,000 based on the exchange rate at December 31, 2012) per month as a result of the annual inflation adjustment.

The Company entered into an auto lease agreement in February 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of December 31, 2012 was 350,000 Brazilian Real (approximately $170,000 based on the exchange rate at December 31, 2012). This cancelable lease is excluded from the future minimum lease payments table below.

The Company entered into a Strategic Collaborative Agreement with ADM in November 2012 (See Note 10). The Company will pay ADM annual fees for the use and operation of the Clinton Facility, a portion which may be paid in the Company’s common stock. In January 2013, the Company made the first payment to ADM in cash and by issuing 347,483 shares of its common stock. In addition, the Company granted to ADM a warrant to purchase 500,000 shares of the Company’s common stock in January 2013, which will vest in equal monthly installments over five years, commencing from the start of commercial production. The exercise price is $7.17 per share and the warrant expires in January 2019. The payments under the Strategic Collaboration Agreement, excluding the warrant issued to ADM, are accounted for as an operating lease and are included in the future minimum lease payment schedule below.

Future minimum lease payments under noncancelable operating leases are as follows as of December 31, 2012 (in thousands):

Year ending December 31,
2013	$5,101
2014	2,681
2015	224
2016 and thereafter	—

Total minimum lease payments	$8,006

Rent expense was $2.8 million, $2.0 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contractual Obligations—As of December 31, 2012, the Company had $0.4 million of non-cancelable purchase obligations.

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

In November 2011, the Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, including a portion of the associated fees, interest and expenses (Note 7). The Solazyme Roquette JV did not draw down on the Roquette Loan as of December 31, 2012, and therefore the Company has not recorded any liability for this guarantee in the accompanying consolidated balance sheets.

In February 2013, the Solazyme Bunge JV entered a loan agreement with BNDES, funding under which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company will be required to guarantee a portion of the loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). See also Note 7.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of December 31, 2012, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On January 23, 2013, the Company issued 347,483 shares of its common stock to ADM pursuant to the Company’s Collaboration Agreement with ADM (see Note 10). The common stock issued to ADM was registered pursuant to the Company’s registration statement on Form S-3, which was declared effective on January 23, 2013.

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP. The 2011 EIP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 3,000,362 shares were reserved under the 2011 EIP as a result of this provision. As of December 31, 2012 there were 5,826,327 shares available for issuance under the 2011 EIP.

Options under the Plans may be granted for periods up to ten years. All options issued to date have had up to a ten year life. The exercise price of incentive and nonstatutory stock options shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The Board of Directors also determine the vesting period of stock-based awards. The Company’s stock options generally vest over four years. Restricted stock awards are subject to forfeiture if certain vesting requirements are not met. The Company issues new common stock from authorized shares upon the exercise of stock options.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. The 2011 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the first quarter of 2012, an additional 600,072 shares were reserved under the 2011 ESPP as a result of this provision. As of December 31, 2012 there were 1,234,092 shares available for issuance under the 2011 ESPP.

The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.3 million, $0.4 million and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 34,832 and 99,110 shares of common stock subject to repurchase as of December 31, 2012 and 2011, respectively. The Company’s liability related to common stock subject to repurchase was $39,000 and $99,000 as of December 31, 2012 and 2011, respectively, and was recorded in other liabilities.

Stock Options

A summary of the Company’s stock option activity under the Plans and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
				(in thousands)
Balance at December 31, 2011	8,410,765	$6.76
Granted	2,488,574	11.06
Exercised	(805,827)	2.08
Forfeited, cancelled or expired	(571,542)	9.17

Balance at December 31, 2012	9,521,970	$8.13	8.0	$17,704

Options vested and exercisable at December 31, 2012	4,367,013	$6.30	7.2	$14,026

Options vested and expected to vest as of December 31, 2012	9,326,658	$7.76		$19,887

(1)	The aggregate intrinsic value represents the value by which the Company’s closing stock price on the last trading day of the year ended December 31, 2012 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding any that have a negative intrinsic value.

The weighted-average grant date fair value of options granted was $6.46, $6.15 and $2.35 for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $7.4 million, $6.5 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The total fair value of options vested was $11.1 million, $3.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the composition of options outstanding and vested and exercisable as of December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Vested and Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$0.001–1.01	1,381,244	$0.58	4.7	1,272,281	$0.54	4.6
$2.35	1,181,704	2.35	7.5	753,440	2.35	7.5
$6.79–8.92	2,703,723	7.87	8.2	1,249,747	7.83	8.1
$9.37–11.59	2,628,609	10.89	9.1	551,766	11.10	9.1
$11.61–27.03	1,626,690	14.75	8.9	539,779	16.93	8.6

Totals	9,521,970	8.13	8.0	4,367,013	6.30	7.2

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees were allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Research and development	$3,924	$2,278	$509
Sales, general and administrative	11,478	8,645	1,443

Total	$15,402	$10,923	$1,952

No income tax benefits have been recognized related to stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

Employee Stock-Based Compensation—Stock-based compensation expense was $13.2 million, $6.5 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, for stock-based awards granted to employees. There was unrecognized stock-based compensation cost of $22.0 million related to nonvested stock options granted to employees as of December 31, 2012, and the Company expects to recognize this cost over a weighted-average period of 1.9 years as of December 31, 2012. The grant date fair value of employee stock-based awards was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2012	2011	2010
Expected term (in years)	5.3–6.0	5.0–6.1	3.3–6.5
Volatility	62.8%–68.0%	49.6%–68.2%	42.4%–62.7%
Risk-free interest rate	0.6%–1.3%	1.0%–2.5%	1.4%–2.5%
Dividend yield	0%	0%	0%

Nonemployee Stock-Based Compensation—Stock-based compensation expense was $2.2 million, $4.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, for stock-based awards granted to nonemployees. There was unrecognized stock-based compensation cost of $1.1 million related to nonvested stock options granted to nonemployees as of December 31, 2012, and the Company expects to recognize this cost over a weighted-average period of 2.1 years as of December 31, 2012. The fair value of non-employee stock-based awards was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2012	2011	2010
Expected term (in years)	8.5–8.9	6.2–10.0	6.0–10.0
Volatility	60.3%–64.8%	46.2%–66.7%	44.8%–55.4%
Risk-free interest rate	1.3%–1.9%	1.2%–3.5%	1.6%–3.8%
Dividend yield	0%	0%	0%

Restricted Stock Awards—A summary of the Company’s restricted stock award activity is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	36,167	14.89
Granted	—	—
Vested	(23,497)	14.46
Forfeited or cancelled	—	—

Unvested at December 31, 2012	12,670	$15.68

There was unrecognized stock-based compensation costs of $0.1 million related to nonvested restricted stock as of December 31, 2012. The Company expects to recognize those costs over a weighted-average period of 0.7 years as of December 31, 2012.

Restricted Stock Units—The Company awarded 82,000 and 140,000 restricted stock units (“RSUs”) to employees in the years ended December 31, 2012 and 2011, respectively. The RSUs have vesting terms between 6 to 48 months. The weighted-average grant date fair value of RSUs granted was $10.66 and $23.56 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, 84,833 shares of RSUs were vested and 137,167 shares of RSUs were unvested. Stock-based compensation expense was $1.5 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively, for RSUs. The Company had not issued RSUs prior to 2011, and therefore, there was no stock-based compensation expense recognized for RSUs in prior periods.

Performance-Based Restricted Stock Units—The Company granted 100,000 and 60,000 performance-based restricted stock units (“PSUs”) to employees in the years ended December 31, 2012 and 2011, respectively. These PSUs vest contingent upon the achievement of pre-determined performance-based milestones. If the performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. The weighted-average grant date fair value of performance-based restricted stock units granted in the years ended December 31, 2012 and 2011 was $9.46 and $23.56, respectively. As of December 31, 2012, 45,000 shares of PSUs had vested and 115,000 shares of PSUs were unvested. Stock-based compensation expense related to PSUs was $0.8 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively. The Company had not issued PSUs prior to 2011, and therefore, there was no stock-based compensation expense recognized for PSUs in prior periods.

Stock Option Modification—In August 2011, the Company modified an employee’s stock options by accelerating the vesting of options and increasing the period to exercise options post-termination date. This modification resulted in the Company recording an additional $0.3 million of additional stock-based compensation expense in the year ended December 31, 2011.

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. During the years ended December 31, 2012 and 2011, 750,000 and 0 of warrant shares, respectively, had vested. Refer to Note 7 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.

In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant will vest in equal monthly installments over five years, commencing from the start of commercial production. The warrant expires in January 2019. See Note 10 and Note 12.

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

16. INCOME TAXES

The Company has incurred net operating losses for the years ended December 31, 2012, 2011 and 2010, and therefore has no provision for income taxes recorded for such years. The Company had federal and state net operating loss carryforwards of $128.0 million and $111.3 million as of December 31, 2012, respectively. Federal net operating loss carryforwards expire beginning in 2024 and state net operating loss carryforwards expire beginning in 2014, if not utilized. The Company had federal and state research and development tax credit carryforwards of $1.2 million and $1.3 million, respectively, as of December 31, 2012. The federal research and development tax credit carryforwards will expire starting in 2028 if not utilized. The state research and development tax credit carryforwards can be carried forward indefinitely.

Utilization of the net operating loss and research and development credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and research and development credit carryforwards before utilization.

The components of loss before income taxes are as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ending December 31,
	2012	2011	2010
United States	$(76,755)	$(50,655)	$(16,420)
Foreign	(6,377)	(3,306)	—

Loss before income taxes	$(83,132)	$(53,961)	$(16,420)

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Net operating loss carry forwards	$48,591	$21,850
Capitalized start-up costs	9,931	9,189
Research and development credits	1,527	1,088
Stock compensation	5,522	3,314
Other	5,028	3,597

Total deferred tax assets	70,599	39,038
Valuation allowance	(69,571)	(38,625)
Deferred tax liability—fixed assets	(1,028)	(413)

Net deferred tax assets, after valuation allowance	$—	$—

The Company is tracking the portion of its deferred tax assets attributable to excess stock option benefits in accordance with FASB ASC 718-740-45, Other Presentation Matters, and therefore, these amounts are not included in the Company’s deferred tax assets. The deferred tax assets attributable to excess stock option benefits total $4.2 million at December 31, 2012, and the benefit related thereto will only be recognized when it reduces cash taxes payable.

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company has provided a full valuation allowance on its deferred tax assets as of December 31, 2012, as management believes it is more likely than not that the related deferred tax asset will not be realized. The net valuation allowance increased by $30.9 million and $18.5 million during the years ended December 31, 2012 and 2011, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The reported amount of income tax expense differs from the amount that would result from applying the domestic federal statutory tax rate to pretax losses primarily because of changes in the valuation allowance.

Reconciling items from income tax computed at the statutory federal rate for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Years Ending December 31,
	2012	2011	2010
Federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	4.5	6.0	5.8
Revalued preferred stock warrants	0.9	(2.3)	(6.5)
Incentive stock option compensation	(1.9)	(2.4)	(1.1)
Research tax credits	—	0.4	3.4
Other	(0.1)	(0.1)	(0.2)
Valuation allowance	(37.4)	(35.6)	(35.4)

Effective income tax rate	0.0%	0.0%	0.0%

Uncertain Tax Positions

The Company adopted the provisions of FASB ASC 740, Income Taxes (“ASC 740”) on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any gross unrecognized tax benefits upon adoption of this provision on January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2010	$265
Addition based on tax positions related to current year	218

Balance as of December 31, 2010	483
Addition based on tax positions related to current year	94
Subtractions based on tax positions related to prior year	(142)

Balance as of December 31, 2011	435
Addition based on tax positions related to current year	89
Additions based on tax positions related to prior year	95

Balance as of December 31, 2012	$619

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Management has determined that no accrual for interest and penalties was required as of December 31, 2012. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the U.S., various states and a foreign jurisdiction. As of December 31, 2012, the Company’s tax years 2004 and thereafter remain subject to examination by the tax authorities.

17. EMPLOYEE BENEFIT PLAN

In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan since its inception.

18. SUBSEQUENT EVENTS

Convertible Senior Subordinated Notes

On January 24, 2013 the Company issued $125.0 million aggregate principal amount of 6.00% Convertible Senior Subordinated Notes due 2018 (the “Notes”), which amount includes the exercise in full of the over-allotment option granted to the initial purchaser of the Notes, in a private offering (the “Note Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into the Company’s common stock and may be settled as described below. The Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity.

The net proceeds from the Note Offering were approximately $119.4 million, after deducting discounts to the initial purchaser and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.

The Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of the Company’s common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock). With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.

The Company issued the Notes pursuant to an indenture dated as of January 24, 2013 (the “Indenture”) by and between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture provides for customary events of default, including cross acceleration to certain other indebtedness of the Company and its significant subsidiaries.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of its common stock.

The Notes are the general unsecured obligations of the Company and will be subordinated in right of payment to its Senior Debt. The Notes will effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and be structurally junior to all indebtedness and other liabilities of the Company’s subsidiaries, including trade payables.

Mitsui & Co., Ltd. Joint Development Agreement

On February 6, 2013 the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use applications may include renewable, high-performance polymer additives for plastic applications, aviation lubricants, and toiletry and household products.

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides the selected quarterly financial data for 2012 and 2011 (in thousands, except per share amounts):

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues:
Research and development programs	$3,811	$4,810	$9,468	$9,560	$8,251	$7,051	$6,092	$5,399
Product revenue	4,613	3,773	4,077	3,996	1,638	1,886	1,306	2,343
License fees	—	—	—	—	5,000	—	—	—

Total revenues	8,424	8,583	13,545	13,556	14,889	8,937	7,398	7,742

Costs and operating expenses:
Cost of product revenue	1,404	1,331	1,330	1,246	828	554	374	664
Research and development	16,108	16,534	18,381	15,361	16,921	10,866	9,676	8,150
Sales, general and administrative	15,888	13,849	13,723	14,056	12,835	11,527	10,955	6,109

Total costs and operating expenses	33,400	31,714	33,434	30,663	30,584	22,947	21,005	14,923

Loss from operations	(24,976)	(23,131)	(19,889)	(17,107)	(15,695)	(14,010)	(13,607)	(7,181)
Other income (expense):
Interest and other income (expense), net	249	626	309	327	114	(76)	(184)	375
Loss from equity method investment	(631)	(683)	(510)	—	—	—	—	—
Gain (loss) from change in fair value of warrant liability	748	685	851	—	—	—	(3,154)	(483)

Total other income (expense)	366	628	650	327	114	(76)	(3,338)	(108)

Net loss	(24,610)	(22,503)	(19,239)	(16,780)	(15,581)	(14,086)	(16,945)	(7,289)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	(24)	(36)

Net loss attributable to Solazyme, Inc. common stockholders	$(24,610)	$(22,503)	$(19,239)	$(16,780)	$(15,581)	$(14,086)	$(16,969)	$(7,325)

Net loss per share attributable to Solazyme, Inc. common stockholders:
Basic and diluted	$(0.40)	$(0.37)	$(0.32)	$(0.28)	$(0.26)	$(0.24)	$(0.61)	$(0.60)

Weighted-average number of shares used in loss per share computation:
Basic and diluted	60,873	60,678	60,378	60,101	59,703	59,508	27,673	12,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our Code of Business Conduct and Ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year end of December 31, 2012 in connection with the Annual Meeting of Stockholders to be held in 2013 (the “2013 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Executive Compensation” and “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Officers and Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Our consolidated financial statements are filed as part of this Annual Report on Form 10-K in Item 8. Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 77 of this report.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAZYME, INC.

By:	/S/ JONATHAN S. WOLFSON
Name: Jonathan S. Wolfson
Title: Chief Executive Officer
Date: March 13, 2013

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

Signature	Title	Date

/s/ Jonathan S. Wolfson	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
Jonathan S. Wolfson

/s/ Tyler W. Painter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013
Tyler W. Painter

/s/ Michael V. Arbige	Director	March 13, 2013
Michael V. Arbige

/s/ Ian T. Clark	Director	March 13, 2013
Ian T. Clark

/s/ Harrison F. Dillon	Director and President	March 13, 2013
Harrison F. Dillon

/s/ Jerry Fiddler	Chairman of the Board	March 13, 2013
Jerry Fiddler

/s/ Peter Kovacs	Director	March 13, 2013
Peter Kovacs

/s/ William D. Lese	Director	March 13, 2013
William D. Lese

/s/ Ann Mather	Director	March 13, 2013
Ann Mather

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	10-K/A	001-35189	April 27, 2012	3.1

3.2	Amended and Restated Bylaws	10-K/A	001-35189	April 27, 2012	3.2

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

10.1§	Form of Director/Officer Indemnification Agreement entered into by and between Solazyme, Inc. and each of its directors and executive officers	S-1	333-172790	May 4, 2011	10.1

10.2§	Second Amended and Restated 2004 Equity Incentive Plan and forms of notice of stock option grant, stock option agreement and restricted stock agreement	S-1	333-172790	March 11, 2011	10.2

10.3§	2011 Equity Incentive Plan	S-1	333-172790	May 4, 2011	10.3

10.4§	2011 Employee Stock Purchase Plan	S-1	333-172790	May 4, 2011	10.4

10.5	Sublease effective as of December 31, 2009, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.6

10.6	First Amendment to Sublease effective as of January 29, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.7

10.7	Second Amendment to Sublease effective as of June 1, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.8

10.8	Third Amendment to Sublease effective as of July 12, 2011 by and between FibroGen, Inc. and Solazyme, Inc.	10-Q	001-35189	November 8, 2011	10.3

10.9†	Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A. and Solazyme, Inc.	S-1	333-172790	April 12, 2011	10.10

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.10†	Amendment No. 1 to Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A and Solazyme, Inc.	10-K	001-35189	March 15, 2012	10.29

10.11†	Solazyme License Agreement dated December 16, 2010, by and between Solazyme Roquette Nutritionals, LLC and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.10

10.12§	Executive Severance and Change of Control Plan	S-1	333-172790	May 23, 2011	10.17

10.13§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Jonathan S. Wolfson	S-1	333-172790	May 23, 2011	10.18

10.14§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Harrison F. Dillon	S-1	333-172790	May 23, 2011	10.19

10.15§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Tyler W. Painter	S-1	333-172790	May 23, 2011	10.20

10.16§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Peter J. Licari	S-1	333-172790	May 23, 2011	10.21

10.17§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Paul T. Quinlan	S-1	333-172790	May 23, 2011	10.22

10.18	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. by Bunge Limited	S-1	333-172790	May 4, 2011	10.24

10.19	Amendment No. 1 to Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. dated August 5, 2011 by and between Solazyme, Inc. and Bunge Limited	10-Q	001-35189	November 8, 2011	10.2

10.20	Loan and Security Agreement dated as of May 11, 2011 between Silicon Valley Bank and Solazyme, Inc.	S-1	333-17270	May 12, 2011	10.24
10.21§	Form of 2011 Equity Incentive Plan Stock Option Agreement	10-K	001-35189	March 15, 2012	10.30

10.22§	Form of 2011 Equity Incentive Plan Restricted Stock Agreement	10-K	001-35189	March 15, 2012	10.31

10.23§	Form of 2011 Equity Incentive Plan Restricted Stock Unit Agreement					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.24†	Joint Venture Agreement entered into as of March 30, 2012 by and among Bunge Global Innovation, LLC, Solazyme, Inc. and certain other parties	10-Q	001-35189	August 9, 2012	10.1

10.25†	Solazyme Development Agreement entered into as of March 30, 2012 by and among Solazyme Bunge Renováveis Ltda., Solazyme, Inc. and certain other parties	10-Q	001-35189	August 9, 2012	10.2

10.26†	Strategic Collaboration Agreement dated as of November 13, 2012 by and between Solazyme, Inc. and Archer-Daniels-Midland Company					X

10.27	First Amendment to Loan and Security Agreement dated as of May 11, 2011 between Silicon Valley Bank and Solazyme, Inc.					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (found on Signature Page)					X

31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101*	The following materials from Solazyme, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statement of Operations, (iii) Audited Consolidated Statements of Cash Flows, (iv) Audited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and (v) Notes to the Audited Consolidated Financial Statements					X

†	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the SEC.

§	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.