Form 10-Q
period 2013-03-31
SOLAZYME INC
filed 2013-05-08
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.001 par value per share	61,827,104 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$55,440	$30,818
Marketable securities	183,671	118,187
Accounts receivable	7,320	3,280
Unbilled revenues	2,276	3,150
Inventories	6,668	6,890
Prepaid expenses and other current assets	5,121	2,954

Total current assets	260,496	165,279
Property, plant and equipment, net	32,390	32,225
Investments in unconsolidated joint ventures	23,588	19,047
Other assets	889	473

Total assets	$317,363	$217,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,526	$7,552
Accrued liabilities	11,883	9,320
Current portion of long-term debt	60	7,331
Deferred revenue	1,966	292
Other current liabilities	—	443

Total current liabilities	19,435	24,938
Deferred revenue	1,467	—
Warrant liability	781	835
Long-term debt	10,424	7,637
Convertible debt, inclusive of derivative liability of $3,861 and net of unamortized debt discount of $8,132 as of March 31, 2013	120,729	—
Other liabilities	238	303

Total liabilities	153,074	33,713

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.001 - 150,000,000 shares authorized at March 31, 2013 and December 31, 2012; 61,786,103 and 61,000,724 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	62	61
Additional paid-in capital	381,135	373,577
Accumulated other comprehensive loss	(455)	(399)
Accumulated deficit	(216,453)	(189,928)

Total stockholders’ equity	164,289	183,311

Total liabilities and stockholders’ equity	$317,363	$217,024

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended March 31,
	2013	2012
Revenues:
Research and development programs	$2,680	$9,560
Product revenues	4,000	3,996

Total revenues	6,680	13,556

Costs and operating expenses:
Cost of product revenue	1,454	1,246
Research and development	13,720	15,361
Sales, general and administrative	14,866	14,056

Total costs and operating expenses	30,040	30,663

Loss from operations	(23,360)	(17,107)
Other income (expense):
Interest and other income, net	348	546
Interest expense	(1,871)	(219)
Loss from equity method investment	(959)	—
Gain from change in fair value of warrant liability	54	—
Loss from change in fair value of derivative liability	(737)	—

Total other income (expense)	(3,165)	327

Net loss	$(26,525)	$(16,780)

Net loss per share, basic and diluted	$(0.43)	$(0.28)

Weighted average number of common shares used in loss per share computation, basic and diluted	61,542,509	60,101,176

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

Unaudited

	Three Months Ended March 31,
	2013	2012
Net loss	$(26,525)	$(16,780)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(69)	561
Foreign currency translation adjustment	13	(54)

Other comprehensive income (loss)	(56)	507

Total comprehensive loss	$(26,581)	$(16,273)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Unaudited

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(26,525)	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126	606
Net amortization of premiums on marketable securities	418	766
Amortization of debt discount	262	38
Amortization of loan fees	73	5
Stock-based compensation expense	4,005	3,990
Loss from equity method investment	959	—
Revaluation of warrant liability	(54)	—
Revaluation of derivative liability	737	—
Changes in operating assets and liabilities:
Accounts receivable	(4,040)	(2,675)
Unbilled revenue	874	906
Inventories	222	(952)
Prepaid expenses and other current assets	485	905
Accounts payable	(2,129)	(2,364)
Accrued liabilities	2,724	(2,921)
Deferred revenue	3,142	(164)
Other current and long-term liabilities	(499)	8

Net cash used in operating activities	(18,220)	(18,632)

Investing activities:
Purchases of property, plant and equipment	(1,189)	(4,752)
Purchases of marketable securities	(83,581)	(38,979)
Maturities of marketable securities	17,618	46,565
Proceeds from sales of marketable securities	—	5,409
Capital contribution in unconsolidated joint venture	(5,500)	—

Net cash (used in) provided by investing activities	(72,652)	8,243

Financing activities:
Repayments under loan agreements	(14,872)	(2,743)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	119,750	—
Proceeds from the issuance of common stock, net of repurchases	260	1,444
Proceeds from issuance of common stock, pursuant to ESPP	516	—
Early exercise of stock options subject to repurchase	(8)	(17)
Proceeds from borrowings under loan agreements	10,369	—
Payment for loan costs and fees	(500)	—

Net cash provided by (used in) financing activities	115,515	(1,316)

Effect of exchange rate changes on cash and cash equivalents	(21)	(86)

Net increase (decrease) of cash and cash equivalents	24,622	(11,791)
Cash and cash equivalents — beginning of period	30,818	28,780

Cash and cash equivalents — end of period	$55,440	$16,989

Supplemental disclosures of cash flow information:
Interest paid in cash	$183	$187

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$502	$1,500

Debt issue costs in accounts payable and accrued liabilities	$118	$—

Change in unrealized (loss) gain on marketable securities	$(69)	$561

Common stock issued in lieu of cash bonus	$121	$—

Common stock issued in connection with use and operation of third party manufacturing facility	$2,655	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), which had operations beginning in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (Note 7) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

On December 16, 2010, the Company entered into a joint venture agreement with Roquette Frères, S.A. (“Roquette”). The Solazyme Roquette JV is a variable interest entity (“VIE”) and is 50% owned by the Company and 50% by Roquette. The Company has determined that it is not required to consolidate the 50% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 8).

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it is not required to consolidate the 50.1% ownership in the joint venture and is therefore accounting for the joint venture under the equity method of accounting (see Note 8).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for other interim periods or future years.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2013. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.

Significant Accounting Policies – Except as described below, there have been no changes to the Company’s significant accounting policies since December 31, 2012.

Deferred Financing Costs – To the extent that the Company is required to pay issuance fees or direct costs relating to its credit facilities, such fees are deferred and amortized to interest expense over the contractual or expected term of the related debt using the effective interest method. The Company classifies deferred financing costs in other long-term assets, consistent with the long-term classification of the related debt outstanding at the end of the reporting period.

Debt Discounts – Debt discounts incurred with the issuance of the Company’s debt are recorded in the condensed consolidated balance sheets as a reduction to associated debt balances. The Company amortizes debt discount to interest expense over the contractual or expected term of the debt using the effective interest method.

Derivative Financial Instruments – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative. The Company has determined that it must bifurcate and account for the early conversion feature in its 6.00% convertible senior subordinated notes due 2018 (“the Notes”) as an embedded derivative in accordance with ASC 815 (see Note 5 and Note 11). The Company recorded this embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The Company estimates the fair value of these liabilities using a Monte Carlo simulation model.

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the Company’s net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Net loss	$(26,525)	$(16,780)

Denominator
Weighted-average number of common shares used in net loss per share calculation	61,572,119	60,188,428
Less: Weighted-average shares subject to repurchase	(29,610)	(87,252)

Denominator: basic and diluted	61,542,509	60,101,176

Net loss per share, basic and diluted	$(0.43)	$(0.28)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	10,637,489	9,418,532
Common stock subject to repurchase	24,151	75,136
Restricted stock units	955,310	162,668
Warrants to purchase common stock	1,500,000	1,000,000
Shares of common stock to be issued upon conversion of the Notes	15,140,500	—

Total	28,257,450	10,656,336

4. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$67,256	$172	$(25)	$67,403
Asset-backed securities	33,578	42	(4)	33,616
Commercial paper	32,957	11	-	32,968
Government and agency securities	27,972	37	(28)	27,981
Mortgage-backed securities	14,481	56	(14)	14,523
Municipal bonds	6,421	10	(1)	6,430
Certificates of deposit	750	—	—	750

	$183,415	$328	$(72)	$183,671

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$49,545	$203	$(4)	$49,744
Government and agency securities	23,431	43	(27)	23,447
Asset-backed securities	23,079	70	—	23,149
Mortgage-backed securities	12,064	40	(15)	12,089
Commercial paper	1,200	—	—	1,200
Municipal bonds	6,273	13	—	6,286
Certificates of deposit	1,003	1	—	1,004
Floating rate notes	1,266	2	—	1,268

	$117,861	$372	$(46)	$118,187

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$100,261	$100,379	$53,761	$53,852
Due in 1-2 years	47,695	47,795	36,510	36,694
Due in 2-3 years	13,397	13,387	11,847	11,856
Due in 3-4 years	4,546	4,544	744	746
Due in 4-9 years	5,653	5,680	5,158	5,179
Due in 9-20 years	2,262	2,269	1,032	1,040
Due in 20-33 years	9,601	9,617	8,809	8,820

	$183,415	$183,671	$117,861	$118,187

Marketable securities classified as available-for-sale are carried at fair value as of March 31, 2013 and December 31, 2012. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses as of March 31, 2013 was $52.1 million. Gross unrealized losses on available-for-sale securities as of March 31, 2013 were insignificant and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $1.3 million and $26,000 as of March 31, 2013, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$4,753	$26,310	$—	$31,063
Marketable securities	1,998	181,673	—	183,671

Total	$6,751	$207,983	$—	$214,734

Financial Liabilities
Derivative liability	$—	$—	$3,861	$3,861
Warrant liability	—	—	781	781

Total	$—	$—	$4,642	$4,642

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$25,781	$2,829	$—	$28,610
Marketable securities	1,997	116,190	—	118,187

Total	$27,778	$119,019	$—	$146,797

Financial Liability
Warrant liability	$—	$—	$835	$835

The Company had no transactions measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three month ended March 31, 2013 and 2012, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Derivative Liability - In January 2013, the Company issued the Notes which contain an early conversion feature, whereby the Note holders have the option of converting their Notes to common shares of the Company’s stock prior to November 1, 2016 (other than conversions in connection with certain fundamental changes). In addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. This early conversion feature has been identified as an embedded derivative, as described in ASC 815. In accordance with ASC 815, embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives related to the early conversion feature of the Notes meet these criteria and, as such, must be valued separate and apart from the Notes and recorded at fair value at each reporting period. At each reporting period, the Company records this embedded derivative at fair value, which is included as a component of Convertible Debt on its condensed consolidated balance sheets.

The Company used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Within the model, the assumption was made that the Notes will be converted early if the conversion value is greater than the holding value. The model requires the following inputs: (i) price of the Company’s common stock; (ii)

conversion rate of 121.1240 shares of common stock per $1,000 in principal amount of Notes, subject to adjustment; (iii) conversion price of $8.26 per share of common stock, subject to adjustment; (iv) maturity date; (v) risk-free interest rate; and (vi) estimated stock volatility.

The following table sets forth the Level 3 inputs to the Monte Carlo simulation model that were used to determine the fair value of the embedded derivative:

	Issuance Date	March 31, 2013
Stock price	$6.88	$7.80
Conversion rate	121.1240	121.1240
Conversion price	$8.26	$8.26
Maturity date	November 1, 2016	November 1, 2016
Risk-free interest rate	0.79%	0.74%
Estimated stock volatility	50%	50%

Changes in certain inputs into the model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the estimated fair value of the embedded derivative as of the issuance date and March 31, 2013 (in thousands):

	Issuance Date	March 31, 2013
Estimated fair value of the embedded derivative	$3,124	$3,861

The $0.7 million increase in the estimated fair value of the embedded derivative between the issue date and March 31, 2013 represents an unrealized loss that has been recorded as loss from change in fair value of embedded derivative in the condensed consolidated statements of operations.

Warrant Liability-The valuation of the warrant liability above is discussed in Note 8.

The following tables presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of March 31, 2013 (in thousands):

Fair value at December 31, 2012	$835
Fair value of derivative liability recorded on measurement date	3,124
Change in fair value recorded as a loss from change in fair value of derivative liability	737
Change in fair value recorded as a gain from change in fair value of warrant liability	(54)

Fair value at March 31, 2013	$4,642

The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of March 31, 2013 and December 31, 2012 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $128.8 million at March 31, 2013 based upon Level 2 inputs, including the market price of the Notes derived from actual trades of the Notes.

6. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$890	$1,044
Work in process	4,848	4,963
Finished goods	930	883

Total inventories	$6,668	$6,890

7. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Plant equipment	$18,670	$18,670
Building and improvements	5,478	5,478
Lab equipment	6,019	5,808
Leasehold improvements	2,672	2,665
Computer equipment and software	2,684	2,681
Furniture and fixtures	589	589
Land	430	430
Automobiles	49	49
Construction in progress	3,202	2,129

Total	39,793	38,499
Less: accumulated depreciation and amortization	(7,403)	(6,274)

Property, plant and equipment-net	$32,390	$32,225

Construction in progress as of March 31, 2013 and December 31, 2012 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of those dates.

Depreciation and amortization expense was $1.1 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. See promissory note terms in Note 11. In March 2013, the Company paid in full the outstanding principal on this promissory note. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The fair value of the assets on the purchase date was $10.9 million, which was allocated to plant equipment, building and improvements and land based on their relative fair values. These assets are classified in the table above under plant equipment, building and improvements and land as of March 31, 2013 and December 31, 2012.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012, with a targeted start-up in the fourth quarter of 2013. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. In the third quarter of 2012 and first quarter of 2013, the Company contributed capital in the amount of $10.0 million and $5.5 million, respectively, to the Solazyme Bunge JV. These capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. However, the Company determined that it is not the primary beneficiary of the Solazyme Bunge JV and therefore will not consolidate the financial results of the Solazyme Bunge JV. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three months ended March 31, 2013, the Company recognized $1.0 million of losses related to its equity method investment in the Solazyme Bunge JV.

In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (“the Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Bunge Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility; (ii) 50% upon the commencement of construction of the Plant; and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Plant reaches 1,000 metric tons. The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Bunge Warrant expires in May 2021.

The Company accounts for the Bunge Warrant pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. A performance commitment is a commitment under which performance by the counterparty to earn the equity instruments is probable because of sufficiently large disincentives for nonperformance. The measurement date of the Bunge Warrant was April 2, 2012, the formation date of Solazyme Bunge JV, as it was determined that the future performance to earn the Bunge Warrant shares was probable.

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.8 million warrant liability associated with the unvested Bunge Warrant shares as of March 31, 2013. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 50%, risk-free interest rate of 1.56%, exercise price of $13.50 and an expected life of 8.1 years. During the three months ended March 31, 2013, the Company recorded an unrealized gain of $54,000 related to the change in the fair value of the warrant liability. As of March 31, 2013, 750,000 of the Bunge Warrant shares had vested.

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

In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) under which it may borrow up to R$245.7 million (approximately USD $121.0 million based on the exchange rate as of March 31, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company will be required to guarantee a portion of the loan (in an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding will support the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the loan is eight years and will have an average interest rate of approximately 4.0% per annum. As of March 31, 2013, the loan guarantees were not in place and, therefore, the Solazyme Bunge JV had not drawn down on the loan. See also Note 12.

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

The Company has determined that the Solazyme Roquette JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Roquette JV. However, the Company determined that it is not the primary beneficiary of the Solazyme Roquette JV and therefore will not consolidate the financial results of the Solazyme Roquette JV. The Company accounts for its interests in the Solazyme Roquette JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Roquette JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Roquette JV. The Company has not recorded any income (loss) in the Solazyme Roquette JV through March 31, 2013, and does not expect to record any income (loss) at this time.

The Company’s initial contribution is the licensing of certain intellectual property (the “IP”) to the Solazyme Roquette JV. In September 2012, the Company contributed approximately $0.5 million to the Solazyme Roquette JV and correspondingly, reduced the Company’s receivable due from the Solazyme Roquette JV by approximately $0.5 million. Roquette is required to provide funds to Solazyme Roquette Nutritionals for working capital, lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 1 and Phase 2 and lend additional funds to the Solazyme Roquette JV to provide working capital during Phase 3. Roquette has also agreed to provide funds to Solazyme Roquette Nutritionals to be used as equity in construction of the Phase 3 facility and to provide debt financing to Solazyme Roquette Nutritionals for construction of the Phase 3 facility, subject to the approval to proceed with construction. In September 2012, the Solazyme Roquette JV entered into a loan facility with Roquette that provided for a $10.0 million loan facility. This facility will be used for working capital purposes and expires on September 15, 2017, unless terminated earlier with three months notice. In October 2012, the Solazyme Roquette JV borrowed $5.0 million under this facility. As of March 31, 2013, $5.0 million remained outstanding under this facility. This $10.0 million loan facility is not guaranteed by the Company.

In November 2011, the Company and Roquette amended the joint venture agreement to provide that Roquette would make available to the Solazyme Roquette JV during Phase 1 and Phase 2, additional working capital in the form of debt financing (“Roquette Loan”). The Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn, plus a portion of the associated fees, interest and expenses. The Solazyme Roquette JV did not draw down on the Roquette Loan as of March 31, 2013.

Related Party Transactions

During the three months ended March 31, 2013 and March 31, 2012, the Company recognized revenues of $0.8 million and $0 million, respectively, related to its research and development arrangements with its joint venture companies. At March 31, 2013 and December 31, 2012, the Company had receivables of $2.7 million and $2.2 million, respectively, due from the joint venture companies. At March 31, 2013 and December 31, 2012, the Company had unbilled revenues of $0.8 million related to the joint venture companies.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and related liabilities	$8,481	$7,503
Accrued interest	1,401	—
Accrued professional fess	497	474
Other accrued liabilities	1,504	1,343

Total accrued liabilities	$11,883	$9,320

10. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

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

Department of Defense—In September 2010, the Company entered into an agreement with the U.S. Department of Defense (“DoD”) for research and development services to provide marine diesel fuel. This is a firm fixed price contract divided into two phases, with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 of the contract was completed in September 2011 when 75,000 gallons (283,906 liters) of fuel were delivered. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which calls for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel.

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

With respect to Phase 1 of the September 2010 DoD contract, the Company completed this contract in the third quarter of 2011, and no revenues were recognized subsequent to this period.

With respect to Phase 2 of the September 2010 DoD contract, the Company recognized $0 and $14,000 of revenues in the three months ended March 31, 2013 and March 31, 2012, respectively. The Company had no unbilled revenue and deferred revenue balances related to Phase 2 of the agreement as of March 31, 2013 and December 31, 2012.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended March 31, 2013 and March 31, 2012, the Company recognized revenues of $7,000 and $2.0 million, respectively. The Company had no deferred revenue balance related to this award as of March 31, 2013 and December 31, 2012. Unbilled revenues related to this award were $1.4 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively.

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

Algenist® Distribution Partners—The Company entered into an exclusive distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line. In March 2011, the Company entered into an agreement with QVC, Inc. (“QVC”) and launched the sale of its Algenist® product line through QVC’s multimedia platform.

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

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 8).

ADM —In November 2012, the Company and Archer-Daniels-Midland Company (“ADM”) entered into a Strategic Collaboration Agreement (the “Collaboration Agreement”), establishing a collaboration for the production of tailored triglyceride oil products at the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”). The Clinton Facility will produce tailored triglyceride oil products using the Company’s proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in Company common stock. The Company currently anticipates that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the Clinton facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. The parties are also working together to develop markets for the products produced at the Clinton Facility.

In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. As of March 31, 2013, the Company had not commenced commercial production at the Clinton Facility, and therefore, a measurement date had not been established. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of the Clinton facility.

Mitsui – In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products.

11. DEBT

A summary of the Company’s debt as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012	Maturity Date
Secured and unsecured debt
Equipment note	$115	$129	January 2015
Silicon Valley Bank term loan	—	11,233	March 2013
Peoria facility note	—	3,606	February 2013
HSBC facility	10,369	—	March 2015

Total secured and unsecured debt	10,484	14,968
Convertible senior subordinated notes	125,000	—	February 2018

Total debt	135,484	14,968
Add:
Initial fair value of embedded derivative	3,124	—
Change in fair value of embedded derivative	737	—
Less:
Unamortized debt discount	(8,132)	—
Current portion of debt	(60)	(7,331)

Long-term portion of debt	$131,153	$7,637

Total interest costs related to the Company’s total debt was $1.6 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The Company was in compliance with all debt covenants as of March 31, 2013 and December 31, 2012.

Equipment Note – In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment.

Silicon Valley Bank Term Loan – On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that provided for a $20.0 million credit facility (the “SVB facility”) consisting of (i) a $15.0 million term loan (the “SVB term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “SVB revolving facility”). On May 11, 2011, the Company borrowed $15.0 million under the SVB facility. As of December 31, 2012, $11.2 million was outstanding under the SVB facility. On March 26, 2013, the SVB facility was terminated when the Company paid in full the outstanding principal and interest on this term loan using proceeds from the revolving facility with HSBC, USA, National Association, described in “HSBC Facility” below.

Peoria Facility Note– In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid in March 2012 and the second payment was made in February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount was being recognized as interest expense over the loan term utilizing the effective interest method.

Convertible Senior Subordinated Notes – On January 24, 2013 the Company issued $125.0 million aggregate principal amount of Notes, which amount includes the exercise in full of the over-allotment option granted to the initial purchaser of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into the Company’s common stock and may be settled as described below. The Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity.

The net proceeds from the Note offering were approximately $119.3 million, after deducting discounts to the initial purchaser of $5.3 million and debt issue costs of $0.4 million. Debt discounts incurred with the issuance of the Notes are recorded on the condensed consolidated balance sheets as a reduction to the associated Note balance. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Note using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method. The Company intends to use the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.

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

The Company evaluated the embedded derivative resulting from the early conversion payment feature within the indenture for bifurcation from the Notes. The early conversion feature was not deemed clearly and closely related to the Notes and was bifurcated as an embedded derivative. The Company recorded this embedded derivative (derivative liability) at fair value, which is included as a component of Convertible Debt on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. The Company determined the fair value of the embedded derivative using a Monte Carlo simulation model. See Note 5.

The Notes are the general unsecured obligations of the Company and will be subordinated in right of payment to its Senior Debt. The convertible notes will effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and be structurally junior to all indebtedness and other liabilities of the Company’s subsidiaries, including trade payables.

HSBC Facility – In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital and letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. As of March 31, 2013, $10.4 million was outstanding under the HSBC facility.

The HSBC facility is unsecured unless (i) the Company takes action that could cause or permit obligations under the HSBC facility not to constitute Senior Debt (as defined in the indenture), (ii) the Company breaches financial covenants that require the Company and its subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $30.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the facility or bankruptcy or insolvency events relating to the Company.

Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the Facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.8% as of March 31, 2013. The maturity date of the facility is March 26, 2015. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.

In addition to the financial covenants and covenants related to the indenture referenced above, the Company is subject to customary affirmative and negative covenants and events of default under the facility including certain restrictions on borrowing. If an event of default occurs and continues, HSBC may declare all outstanding obligations under the facility immediately due and payable, with all obligations being immediately due and payable without any action by HSBC upon the occurrence of certain events of default or if the Company becomes insolvent.

12. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases results in a net deferred rent asset or a net deferred rent liability at each reporting period. In January 2013, the Company made the first payment to ADM by issuing 347,483 shares of its common stock, which was recorded to deferred rent and equity. The Company had a net deferred rent asset of $1.6 million as of March 31, 2013 and a net deferred rent liability of $0.7 million as of December 31, 2012.

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real (approximately $15,000 based on the exchange rate at March 31, 2013) per month as a result of the annual inflation adjustment.

The Company entered into an auto lease agreement in February 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of March 31, 2013 was 320,000 Brazilian Real (approximately $158,000 based on the exchange rate at March 31, 2013).

The Company entered into a Strategic Collaborative Agreement with ADM in November 2012 (See Note 10). The Company will pay ADM annual fees for the use and operation of the Clinton Facility, a portion which may be paid in the Company’s common stock. In January 2013, the Company made the first payment to ADM in cash and by issuing 347,483 shares of its common stock, which was recorded to deferred rent and equity. The common stock and cash payments under the Strategic Collaboration Agreement are accounted for as an operating lease. In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. The exercise price is $7.17 per share and the warrant expires in January 2019. As of March 31, 2013, the Company had not commenced commercial production at the Clinton Facility, and therefore, a measurement date had not been established.

Rent expense was $0.7 million for the three months ended March 31, 2013 and 2012.

Contractual Obligations—As of March 31, 2013 the Company had no non-cancelable purchase obligations.

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

In November 2011, the Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, including a portion of the associated fees, interest and expenses (Note 8). The Solazyme Roquette JV did not draw down on the Roquette Loan as of March 31, 2013, and therefore the Company has not recorded any liability for this guarantee in the accompanying condensed consolidated balance sheets.

In February 2013, the Solazyme Bunge JV entered a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $121.0 million based on the exchange rate as of March 31, 2013) which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company is required to guarantee a portion of the loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). No loan guarantees had been issued as of March 31, 2013 and the Solazyme Bunge JV did not draw down on the BNDES Loan as of March 31, 2013, and, therefore, the Company has not recorded any liability for this loan guarantee in the accompanying consolidated balance sheets. See also Note 8.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of March 31, 2013, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

13. STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans include the Second Amended and Restated Equity Incentive Plan (the “2004 EIP”), the 2011 Equity Incentive Plan (the “2011 EIP”) and the Employee Stock Purchase Plan (the “2011 ESPP”). On May 25, 2011, in conjunction with the Company’s initial public offering, the 2004 EIP terminated so that no further awards may be granted under the 2004 EIP. Although the 2004 EIP terminated, all outstanding awards will continue to be governed by their existing terms. The plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. The Board of Directors has delegated certain authority to the Compensation Committee with respect to administration of the plans. See Note 14 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information related to these stock-based compensation plans.

The following table summarizes the components and classification of share-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$3,255	$3,111
RSUs/RSAs	690	422
PSUs	35	338
ESPP	25	119

Stock-based compensation expense	$4,005	$3,990

Reseach and development	$1,089	$925
Sales, general and administrative	2,916	3,065

Stock-based compensation expense	$4,005	$3,990

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 24,151 and 34,832 shares of common stock subject to repurchase as of March 31, 2013 and December 31, 2012, respectively. The Company’s liability related to common stock subject to repurchase was $30,000 and $39,000 as of March 31, 2013 and December 31, 2012, respectively, and was recorded in other liabilities.

Common Stock Warrants

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of March 31, 2013, 750,000 of the warrant shares had vested. Refer to Note 8 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.

In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant will vest in equal monthly installments over five years, commencing from the start of commercial production. The warrant expires in January 2019. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of the Clinton facility. See Note 10 and Note 12.

14. EMPLOYEE BENEFIT PLAN

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

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial and operating performance, future selling prices and margins for our products, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).

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

Our total revenues have increased in each of the last three fiscal years, growing from $38.0 million in 2010, to $39.0 million in 2011 to $44.1 million in 2012. In the first quarter of 2013, our revenues were $6.7 million compared to $13.6 million in the first quarter of 2012. Our revenues from development agreements with strategic partners decreased due to timing of agreements that ended and new agreements entered into with strategic partners since late 2011. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. In the near term, we expect government program revenues to decrease substantially compared to prior periods. We expect a larger percentage of our total revenues to be generated from product sales as we scale up our manufacturing capacity.

We incurred net losses of $16.4 million, $54.0 million and $83.1 million in 2010, 2011 and 2012, respectively. Our net loss was $26.5 million for the quarter ended March 31, 2013. In the near term, we anticipate that we will continue to incur net losses as we continue our research and development activities to further build on our library of oils that address the chemicals and fuels, nutrition and skin and personal care markets, continue work on feedstock flexibility and scaling of new tailored oils into the marketplace and support commercialization activities for our products. In addition, as we continue to scale our capacity by entering into manufacturing capacity and joint venture agreements with other feedstock producers, we may incur additional net losses associated with the build-out and initial operations of those production facilities.

Through a combination of partnerships and internal development, we plan to scale rapidly. In 2013, we or our joint ventures expect to utilize the manufacturing capacity of our joint venture entities Solazyme Roquette Nutritionals, LLC (Solazyme Roquette JV) and the Solazyme Bunge JV, along with our existing capacity at the Peoria Facility. By early 2014, we plan to launch additional capacity in North America at ADM’s Clinton Facility. In addition, we are currently negotiating supply agreements with multiple potential feedstock partners in Europe, Latin America and the United States.

Significant Partner Agreements

We currently have joint venture, joint development, supply and distribution arrangements with various strategic partners. We expect to enter into additional partnerships in each of our three target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity and/or secure access to feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and/or long-term purchase commitments. Our current principal partnerships and strategic arrangements include:

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

In April 2012, we and Bunge formed a joint venture (the Solazyme Bunge JV) to build, own and operate a commercial-scale renewable tailored oils production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils primarily for chemical applications. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and is targeted for start-up in the fourth quarter of 2013. The Solazyme Bunge JV is jointly financed by us and Bunge. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (BNDES), funding under which will support the production facility in Brazil, including a portion of the construction costs of the Solazyme Bunge JV Plant. As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV).

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

Refer to Note 8 and Note 10 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of tailored triglyceride oil products at ADM’s Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we will pay ADM annual fees for use and operation of the Clinton

Facility, a portion of which may be paid in our common stock. In addition, we granted to ADM a warrant to purchase 500,000 shares of our common stock in January 2013, which will vest in equal monthly installments over five years, commencing from the start of commercial production. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of the Clinton facility. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We are also working together to develop markets for the products produced at the Clinton Facility.

Mitsui. In February 2013, we entered into a multi-year agreement with Mitsui & Co., Ltd. (Mitsui) to jointly develop triglyceride oils for use primarily in the oleochemical industry. The agreement includes further development of our myristic oil, a valuable raw material in the oleochemical industry, and additional oils that we are developing for the oleochemical and industrial sectors. End use applications may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 40% and 71% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues from government grants and agreements represented 5% and 59% of total R&D revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues from commercial and strategic partner development agreements represented 95% and 41% of total R&D revenues for the three months ended March 31, 2013 and 2012, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 60% and 29% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

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

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011, and we successfully commissioned our first integrated biorefinery in June 2012 under our DOE program. We intend to use our Peoria Facility for joint development activities as well as commercial production for certain high-value products. In November 2012 we also entered into an agreement with ADM to utilize ADM’s existing commercial-scale production facility. We expect that our research and development expenses will increase in the near term as we scale up to commercial production.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of March 31, 2013 and December 31, 2012, our outstanding debt, net of debt discounts, was approximately $131.2 million and $15.0 million, respectively. We expect interest expense to increase primarily as a result of issuing $125.0 million of 6.00% convertible senior subordinated notes due 2018 (the Notes) in January 2013, and to fluctuate with changes in our debt obligations.

Gain from Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our condensed consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of March 31, 2013, and will be remeasured to fair value at each balance sheet date until the warrant shares have vested.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability consists of the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2012 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, convertible preferred stock warrants, stock-based compensation and income taxes. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2012 Annual Report on Form 10-K, except as described below:

Convertible Debt and Embedded Derivative

In January 2013, we issued $125.0 million aggregate principal amount of Notes. Terms of the Notes include, among others, that if a conversion occurs prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where we may be required to increase the conversion rate as described in Note 11 to the condensed consolidated financial statements, in addition to the shares deliverable upon conversion), holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock.

We evaluated the embedded derivative resulting from the early conversion payment feature within the indenture for bifurcation from the notes. The early conversion feature was not deemed clearly and closely related to the Notes and was bifurcated as an embedded derivative. We estimated the fair value of this embedded derivative liability using a Monte Carlo simulation model and classified it as a non-current liability in our condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The fair value of the embedded derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months ended March 31,
	2013	2012	$ Change
		(In thousands)
Revenues:
Research and development programs	$2,680	$9,560	$(6,880)
Net product revenue	4,000	3,996	4

Total revenues	$6,680	$13,556	$(6,876)

Our total revenues decreased by $6.9 million in the first quarter of 2013 compared to the same period in 2012, due primarily to a $6.9 million decrease in R&D program revenue. Net Algenist® product sales in the first quarter of 2013 were comparable to the first quarter of 2012.

R&D program revenues decreased by $6.9 million, due to a $5.5 million decrease in government program revenues and a $1.4 million decrease in revenues from development agreements with strategic partners.

Our government program revenues decreased in the first quarter of 2013 compared to the same period in 2012, primarily due to the delivery of our commitment of algal oil under the Dynamic Fuels subcontract in the first quarter of 2012 and the completion of the integrated biorefinery build out at our Peoria facility in mid-2012 under the DOE grant. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. Remaining costs to complete the objectives of the DOE award are expected to be fully funded by us.

Our revenues from development agreements with strategic partners decreased due to timing of agreements that ended and new agreements entered into since late 2011. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities.

As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities. In the near term, we expect government program revenues to decrease substantially.

Cost of Product Revenues

	Three Months ended March 31,
	2013	2012	$ Change
		(In thousands)
Cost of revenue:
Product	$1,454	$1,246	$208

Gross profit:
Product	$2,546	$2,750	$(204)

Cost of product revenue increased slightly in the first quarter of 2013 compared to the same period in 2012, and sales of Algenist® products were approximately the same for both the first quarter of 2013 and 2012. Gross margins decreased from 68.8% in the first quarter in 2012 to 63.7% in the first quarter of 2013 due primarily to changes in customer and product mix in the first quarter of 2013 compared to the same period in 2012.

Operating Expenses

	Three Months ended March 31,
	2013	2012	$ Change
		(In thousands)
Operating expenses:
Research and development	$13,720	$15,361	$(1,641)
Sales, general and administrative	14,866	14,056	$810

Total operating expenses	$28,586	$29,417	$(831)

Research and Development Expenses

Our research and development expenses decreased by $1.6 million in the first quarter of 2013 compared to the same period in 2012, due primarily to decreased R&D program and third-party contractor costs of approximately $3.7 million, partially offset by increased personnel-related and facilities-related costs of $1.3 million and $0.9 million, respectively. R&D program and third-party contractor costs decreased primarily due to decreased costs related to the completion of construction of the integrated biorefinery program in 2012, partially offset by increased costs incurred to scale up our industrial fermentation process at ADM’s Clinton Facility. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.1 million in the first quarter of 2013 compared to $0.9 million in the same period in 2012. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at ADM’s Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $0.8 million in the first quarter of 2013 compared to the same period in 2012, primarily due to increased personnel-related costs of $1.1 million associated with headcount growth and increased marketing and promotional costs of $0.2 million, partially offset by decreased consulting costs of $0.4 million. Personnel-related costs include non-cash stock-based compensation of $2.9 million in the first quarter of 2013 compared to $3.1 million in the same period in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Three Months ended March 31,
	2013	2012	$ Change
		(In thousands)
Other income (expense):
Interest and other income, net	$348	$546	$(198)
Interest expense	(1,871)	(219)	1,652
Loss from equity method investment	(959)	—	959
Gain from change in fair value of warrant liabilities	54	—	54
Loss from change in fair value of derivative liability	(737)	—	737

Total other income (expense), net	$(3,165)	$327	$(3,492)

Interest and Other Income, net

Interest and other income, net decreased by $0.2 million in the first quarter of 2013 compared to the same period in 2012, primarily due to decreased interest income earned on lower average investment balances. We expect our interest and other income, net to fluctuate with changes in the mix of our cash and investment balances.

Interest expense

Interest expense increased by $1.7 million in the first quarter of 2013 compared to the same period in 2012, primarily due to the increase in our debt as a result of the issuance of the Notes in January 2013. We expect interest expense and amortization of debt discounts and debt issue costs to increase due to the issuance of the Notes in the first quarter of 2013 (see Note 11 to our condensed consolidated financial statements).

Loss on Equity Method Investment

Loss on equity method investment increased by $1.0 million, which represents our proportionate share of the net loss from the Solazyme Bunge JV in the first quarter of 2013. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil.

Gain from Change in Fair Value of Warrant Liability

Gain from the change in fair value of warrant liability increased by $54,000 in the first quarter of 2013 compared to the same period in 2012, due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $0.7 million for the three months ended March 31, 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013. At each reporting period, we record this embedded derivative at fair value which is included as a component of the Notes on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$55,440	$30,818
Marketable securities	183,671	118,187

Cash, cash equivalents and marketable securities increased by $90.1 million in the three months ended March 31, 2013, primarily due to $119.3 million of net cash proceeds received from the issuance of the Notes (net of $5.3 million of debt discounts and $0.4 million of debt issue costs) and $10.4 million of proceeds received from borrowings under the HSBC revolving facility, partially offset by cash used in operating activities of $18.2 million, $1.2 million of property and equipment purchases, $5.5 million of capital contributed to the Solazyme Bunge JV and $14.9 million of repayments under loan agreements.

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(18,220)	$(18,632)
Net cash (used in) provided by investing activities	(72,652)	8,243
Net cash provided by (used in) financing activities	115,515	(1,316)

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of March 31, 2013, we had an accumulated deficit of $216.5 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build-out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.

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

We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and successfully commissioned our integrated biorefinery in June 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. In March 2013, we paid in full the outstanding principal on this promissory note.

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. Through April 2013, we contributed approximately $17.3 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $121.0 million based on the exchange rate as of March 31, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding will support the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

In November 2012, we entered into a strategic collaboration agreement with ADM, whereby we have agreed to pay ADM annual fees for use and operation of its commercial scale facility in Clinton, Iowa, a portion of which may be paid in our common stock. In January 2013, we made the first payment to ADM in common stock and cash. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of the Clinton facility.

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the SVB facility) consisting of (i) a $15.0 million term loan (the term loan) and (ii) a $5.0 million revolving facility (the SVB revolving facility). On May 11, 2011, we borrowed $15.0 million under the term loan portion of the SVB facility. In the first quarter of 2013, the SVB facility was terminated when we paid in full the outstanding principal and interest on this term loan using proceeds from the revolving facility with HSBC Bank, USA, National Association we entered into in March 2013 as described below.

In January 2013, we issued $125.0 million aggregate principal amount of Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity. The initial conversion price will be approximately $8.26 per share of common stock and, under certain circumstances, the Note holders will be entitled to additional payments upon conversion. The Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes. In the event the Notes are converted prior to November 1, 2016, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of our common stock.

On March 26, 2013, we entered into a loan and security agreement with HSBC Bank, USA, National Association (HSBC) that provides for a $30.0 million revolving facility (HSBC revolving facility) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC revolving facility to repay the outstanding term loan plus accrued interest under the SVB facility. The HSBC revolving facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC revolving facility not to constitute senior debt (as defined in the indenture dated as of January 24, 2013 (the indenture) by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $30.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC revolving facility, or (iii) there is a payment default under the HSBC revolving facility or bankruptcy or insolvency events relating to us. As of March 31, 2013, $10.4 million was outstanding under the HSBC revolving facility and we were in compliance with all the financial covenants under the loan.

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

Cash Flows from Operating Activities

Cash used in operating activities of $18.2 million in the three months ended March 31, 2013 reflect a loss of $26.5 million, and a net change of $0.8 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $7.5 million. Non-cash charges primarily included $4.0 million of stock-based compensation, $0.7 million related to the revaluation of our derivative liability, $0.4 million of net amortization of premiums on marketable securities, $1.1 million of depreciation and amortization and $1.0 million loss on an equity method investment. The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $3.2 million, increased deferred revenues of $3.1 million and net increased accounts payable and accrued liabilities of $0.6 million, decreased prepaid expenses and other current assets of $0.5 million and decreased other current and long-term liabilities of $0.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in mid-2012 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under a research and development agreement with a strategic partner. The net increase to accounts payable and accrued liabilities was due to increased employee bonus accruals and interest payable under our Notes, partially offset by overall decreased research and development costs. Prepaid expenses and other current assets decreased primarily due to receipt of payment on a receivable balance from our investment in unconsolidated joint venture. Other current and long-term liabilities decreased due to prepayment of rent resulting in reclassification of deferred rent liability to prepaid rent.

Cash used in operating activities of $18.6 million in the quarter ended March 31, 2012 reflect a loss of $16.8 million, and a net change of $7.3 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $5.4 million. Non-cash charges primarily included $4.0 million of stock-based compensation, $0.8 million of net amortization of premiums on marketable securities and $0.6 million of depreciation and amortization. The net change in our operating assets and liabilities was primarily a result of a decrease in accounts payable and accrued liabilities of $5.3 million, a net increase in accounts receivable and unbilled revenue of $1.8 million, and an increase in inventories of $1.0 million, partially offset by a decrease in prepaid expenses and other current assets of $0.9 million. Accounts payable and accrued liabilities decreased primarily due to payments made to third-party contract manufacturers, employee bonus payments and employee purchases of our common stock pursuant to our employee stock purchase plan. Accounts receivable and unbilled revenue increased primarily due to billing related to the completion of the Dynamic Fuels subcontract and increased Algenist® product sales. Inventories increased primarily to meet increased customer demand for Algenist® products and expansion of the Algenist® product line. Prepaid expenses and other current assets decreased primarily due to settlement of receivables due from our Solazyme Roquette JV.

Cash Flows from Investing Activities

In the three months ended March 31, 2013, cash used in investing activities was $72.7 million, primarily as a result of $66.0 million of net marketable securities purchases, $5.5 million of capital contributed to the Solazyme Bunge JV and $1.2 million of capital expenditures.

In the three months ended March 31, 2012, cash provided by investing activities was $8.2 million, primarily as a result of $13.0 million of net marketable securities maturities, partially offset by $4.8 million of capital expenditures related primarily to the construction of the Peoria Facility.

Cash Flows from Financing Activities

In the three months ended March 31, 2013, cash provided by financing activities was $115.5 million, primarily due to $119.3 million of proceeds received from the issuance of the Notes, net of debt discounts and debt issue costs, $10.4 million of loan proceeds received from HSBC and $0.8 million received from common stock issuances pursuant to our equity plans, partially offset by $14.9 million of principal debt payments.

In the three months ended March 31, 2012, cash used in financing activities was $1.3 million, primarily due to $2.7 million of repayments under loan agreements, partially offset by proceeds of $1.4 million received from common stock issuances pursuant to our equity plans.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2013 (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017 and beyond
Principal payments on long-term debt	$135,484	$45	$65	$10,374	$—	$125,000
Interest payments on long-term debt, fixed rate	38,234	7,249	7,792	7,568	7,500	8,125
Non-cancellable operating leases	4,860	1,955	2,681	224	—	—

Total	$178,578	$9,249	$10,538	$18,166	$7,500	$133,125

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 30,500 Brazilian Real (approximately $15,000 based on the exchange rate at March 31, 2013) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) that portion of the expenses that we expect to incur, up to $1.0 million from April through December 2013, in connection with research activities under the DOE program for which we will not be reimbursed and (3) our agreement to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, plus a portion of the associated fees, interest and expenses.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2013. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2013, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of March 31, 2013. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period. As of March 31, 2013, the HSBC loan had a balance of $10.4 million. A 1.0% increase or decrease in the underlying interest rate for this obligation will increase or decrease interest expense by approximately $0.1 million annually, assuming debt remains constant at March 31, 2013 levels. Our other outstanding debt as of March 31, 2013 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors.

You should carefully consider the risks described below before investing in our publicly-traded securities. Additional risks not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Report, including our consolidated financial statements and related notes. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward looking statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.

Risks Related to Our Business and Industry

We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses and may never achieve or sustain profitability.

We are an early stage company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have only generated limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the tailored food oils, chemicals and fuels markets, only a small portion of our revenues to date has been generated from market development activities. We have not yet commercialized any of our oils in the tailored food oils or chemicals market.

We have incurred substantial net losses since our inception, including net loss of $26.5 million during the quarter ended March 31, 2013. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of March 31, 2013, we had an accumulated deficit of $216.5 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting of the Clinton Facility (described below) and other commercial facilities. As a result, our annual operating losses may continue in the short term.

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

We have had only limited product sales to date. If we are not successful in further advancing our existing commercial arrangements with strategic partners, developing new arrangements, or otherwise increasing our manufacturing capacity and securing reliable access to sufficient volumes of low-cost feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost effective basis and in a timely manner;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the diversion of resources from food production.

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

Except for the supply of feedstock to Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals, or the Solazyme Roquette JV) for nutrition products by our partner, Roquette Frères, S.A. (Roquette), to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to joint venture arrangements, and to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM fermentation facility in Clinton, Iowa (Clinton Facility), we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the tailored food oils, chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility will be provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we will seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our tailored food oils, chemicals and fuels products, and our business will suffer. We are currently negotiating with additional potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts, successfully hedge against our exposure to fluctuations in the price of feedstock or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV which is doing business as Solazyme Bunge Renewable Oils. The Solazyme Bunge JV will produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012 and we are targeting start-up of the facility in the fourth quarter of 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility in 2013 with a nameplate capacity of 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States.

In November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing the Solazyme/ADM Collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing from the start of commercial production. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year, with the goal to further expand production to 100,000 metric tons per year. There can be no assurance that commercial production at the Clinton Facility will commence on the anticipated timeline or that we will expand the capacity of the facility. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.

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

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We do not have experience constructing or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 128,000 liters, and have achieved scaled yields at fermenters with a capacity of approximately 500,000 liters. However, we still need to reproduce our commercial productivity at fermenters with a capacity of 500,000 liters, and our commercial productivity and yields using fermenters with a capacity of approximately 625,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities and at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

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

The Solazyme Bunge JV is currently constructing an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We are targeting start-up of the facility in the fourth quarter of 2013. The production facility is expected to have a name plate capacity of 100,000 metric tons per year of oil. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) for project financing. Funds borrowed under the loan agreement will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the loan, we will be required to guarantee a portion of the loan (in an amount not to exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the guarantee documentation may take longer than anticipated and may contain terms that are not favorable to us. If we are unable to negotiate our guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan, will have to seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. The acquisition of the facility site is in process, is complex, is subject to multiple approvals of governmental authorities and will take time to complete. If the Solazyme Bunge JV is unable to acquire the facility site on reasonable terms, or at all, it may not be able to operate the oil production facility and may lose all or part of its investment in such facility.

Furthermore, we will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. We aim to commence production of oils for the chemicals and fuels markets at the Solazyme Bunge JV facility in the fourth quarter of 2013, we anticipate commercial production at the Clinton Facility to begin by early 2014 and we expect to bring online additional facilities thereafter. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or bioproduct we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

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

In the chemicals and fuels markets, we have entered into a joint venture arrangement with Bunge that will focus on the production of triglyceride oils in Brazil for sale in the Brazilian market, and development agreements with Bunge, Unilever, Mitsui & Co., Ltd. and The Dow Chemical Company (Dow). We have entered into a joint venture with Roquette in connection with our nutrition business. In addition, we have entered into a strategic collaboration with ADM for the production of tailored triglyceride oil products to be sold primarily to the industrial and nutritionals markets in North America. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (Sephora), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

Pursuant to the agreements listed above and similar arrangements that we may enter into in the future, we may have limited or no control over the amount or timing of resources that any partner is able or willing to devote to our products or collaborative efforts. Any of our partners may fail to perform their obligations as expected. These partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our partners may not develop products arising out of our arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of our products. Dependence on collaborative arrangements will also subject us to other risks, including:

•	we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	we may disagree with our partners as to rights to intellectual property we develop, or their research programs or commercialization activities;

•	we may have lower revenues than if we were to market and distribute such products ourselves;

•	a partner could separately develop and market a competing product either independently or in collaboration with others, including our competitors;

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

Our ability to generate value from the Solazyme/ADM Collaboration will depend, among other things, on our ability to work cooperatively with ADM for the production of tailored triglyceride oil products at the Clinton Facility. We may not be able to do so. For example, under the Solazyme/ADM Collaboration, ADM has agreed to provide feedstock and utility services to the Clinton Facility as well as operating services. ADM does not have previous experience working with our technology, and we cannot be sure that ADM will be successful in producing our tailored triglyceride oil products in amounts we may require, at a satisfactory quality and/or in a cost-effective manner. Subject to limited exceptions and adjustments, we will be responsible for annual fees regardless of ADM’s success in producing our tailored triglyceride oil products in acceptable quantities, at satisfactory quality and at acceptable costs. In addition, there may be delays related to the retrofitting and permitting of the Clinton Facility, which would delay the production and commercialization of our tailored triglyceride oil products and could increase our costs. Furthermore, the agreements governing our Solazyme/ADM Collaboration are complex and cover a range of future activities, and disputes may arise between us and ADM that could delay the production and commercialization of our tailored triglyceride oil products or cause the termination of the Solazyme/ADM Collaboration.

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

Our ability to generate value from the Solazyme Roquette JV will depend on, among other things, our ability to work cooperatively with Roquette and Solazyme Roquette Nutritionals for the commercialization of the Solazyme Roquette JV’s products. We may not be able to do so. For example, under the joint venture, Roquette personnel and facilities will be used to produce nutrition products using our licensed technology. Roquette does not have previous experience working with our technology, and we cannot be sure that the Solazyme Roquette JV will be successful in manufacturing and/or commercializing the Solazyme Roquette JV’s products. To date, Roquette has provided, or financed, the working capital requirements of Solazyme Roquette Nutritionals. If Roquette does not provide additional working capital financing, Solazyme Roquette Nutritionals may not be able to fund its operations, which could lead to dissolution of the Solazyme Roquette JV. In addition, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Roquette that could delay the development and commercialization of the Solazyme Roquette JV’s products or cause the dissolution of the Solazyme Roquette JV. For example, the joint venture agreement contemplates that Roquette will construct and own two Solazyme Roquette JV-dedicated facilities that are expected to have aggregate capacity of approximately 5,000 metric tons per year. In addition, subject to approval of the board of directors of the Solazyme Roquette JV to enter into Phase 3, Roquette has committed to fund a Solazyme Roquette JV-owned facility in Phase 3 that is expected to have capacity of approximately 50,000 metric tons per year. However, because the four-person board of directors of the Solazyme Roquette JV includes two Roquette designees, the decision to proceed with Phase 3 will functionally require Roquette’s approval. If we are unable to obtain the approval of the board of directors of the Solazyme Roquette JV, our ability to commercialize the Solazyme Roquette JV’s nutrition products and the financial performance of the Solazyme Roquette JV will suffer.

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

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we have only recently begun to commercialize our skin and personal care products and, through Solazyme Roquette Nutritionals, nutrition products, and are still in the process of developing our products for the tailored food oils, chemicals and fuels markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our oils and bioproducts, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

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

Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it may exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. To date, we have filed an MCAN for one of our recombinant microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We filed a PMN for oil derived from one of our recombinant microalgae strains, the review of which was completed by the EPA in July 2012. We filed a PMN for oil derived from one of our non-recombinant microalgae strains, the review of which was completed by the EPA in December 2012. We also filed a PMN for algal biomass in December 2012. We filed additional PMNs for two oils from recombinant strains in March 2013. An MCAN is not required for non-recombinant microalgal strains. Some of the products we produce or plan to produce are already eligible to be placed on the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

Our nutrition products are subject to regulation by various government agencies, including the US Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. Food ingredients and ingredients used in animal feed are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. We have submitted to the FDA our GRAS Notice of Determination for algal oil and received notification from the FDA in June 2012 that it had no further questions. Our GRAS Notice of Determination for algal flour has been submitted to the FDA. We do not expect any objections upon their review; however, there can be no assurance that we will not receive any objections from the FDA. If the FDA were to disagree with our determination, they could ask us to voluntarily withdraw the products from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years.

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

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the US, when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s process and are preparing to file an MCAN for the strain of optimized microalgae that we use for our chemicals and fuels businesses. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the

National Biosafety Technical Commission, or CTNBio. In March 2013, we submitted an application for approval from CTNBio to use microalgae designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

The America Invents Act, which was signed into law on September 16, 2011, brings a number of changes to the US patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system, which harmonizes the US with most of the world. Together, these changes may increase the costs of prosecution and enforcement of US patents. Lack of precedential interpretation of the new provisions of the America Invents Act in specific cases by the US Patent and Trademark Office and the courts increases the uncertainty surrounding the effect of these changes. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

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

•	capital requirements of our joint ventures;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of and demand for products based on petroleum or other oils for which our oils are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.

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

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity securities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018, which bear interest at a rate of 6.00% per year, payable in cash semi-annually commencing in August 2013. In March 2013, we entered into a loan and security agreement with HSBC Bank, USA, National Association (HSBC) that provides for a $30.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV recently entered a loan agreement with BNDES for project financing funding to support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, if we are unable to finalize the guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan and will have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms governing the notes. Our existing credit facility with HSBC contains certain restrictions on our ability to incur additional indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

If we elect to raise additional funds through equity offerings or offerings of equity-linked securities, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the loan and security agreement we entered into with HSBC in March 2013 contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

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

As of March 15, 2013 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 40.7% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit	Filed Herewith

4.1	Indenture dated as of January 24, 2013 between Wells Fargo Bank, National Association, as Trustee, and Solazyme, Inc.	8-K	001-35189	January 24, 2013	4.1

10.1	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc., dated as of January 18, 2013, between Archer-Daniels-Midland Company and Solazyme, Inc.					X

10.2	Form of Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. between Archer-Daniels-Midland Company and Solazyme, Inc.					X

10.3	Loan and Security Agreement dated as of March 26, 2013 between HSBC National Bank, USA, National Association and Solazyme, Inc.					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to the Condensed Consolidated Financial Statements					X

§	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2013