Form 10-Q
period 2013-06-30
SOLAZYME INC
filed 2013-08-07
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.001 par value per share	62,309,842 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$54,946	$30,818
Marketable securities	162,156	118,187
Accounts receivable	10,133	3,280
Unbilled revenues	1,308	3,150
Inventories	8,020	6,890
Prepaid expenses and other current assets	3,985	2,954

Total current assets	240,548	165,279
Property, plant and equipment, net	33,723	32,225
Investments in unconsolidated joint ventures	24,571	19,047
Other assets	922	473

Total assets	$299,764	$217,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,317	$7,552
Accrued liabilities	11,653	9,320
Current portion of long-term debt	62	7,331
Deferred revenue	2,123	292
Other current liabilities	—	443

Total current liabilities	20,155	24,938
Deferred revenue	978	—
Warrant liability	1,460	835
Long-term debt	10,407	7,637
Convertible debt, inclusive of derivative liability of $4,674 and net of unamortized debt discount of $7,767 as of June 30, 2013	121,907	—
Other liabilities	225	303

Total liabilities	155,132	33,713

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized at June 30, 2013 and December 31, 2012; 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001—150,000,000 shares authorized at June 30, 2013 and December 31, 2012; 62,233,406 and 61,000,724 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	62	61
Additional paid-in capital	387,997	373,577
Accumulated other comprehensive loss	(1,149)	(399)
Accumulated deficit	(242,278)	(189,928)

Total stockholders’ equity	144,632	183,311

Total liabilities and stockholders’ equity	$299,764	$217,024

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Research and development programs	$6,260	$9,468	$8,940	$19,028
Product revenues	4,915	4,077	8,915	8,073

Total revenues	11,175	13,545	17,855	27,101

Costs and operating expenses:
Cost of product revenue	1,496	1,330	2,950	2,576
Research and development	14,915	18,381	28,635	33,742
Sales, general and administrative	15,436	13,723	30,302	27,779

Total costs and operating expenses	31,847	33,434	61,887	64,097

Loss from operations	(20,672)	(19,889)	(44,032)	(36,996)
Other income (expense):
Interest and other income, net	371	556	719	1,102
Interest expense	(1,810)	(247)	(3,681)	(466)
Loss from equity method investments	(2,222)	(510)	(3,181)	(510)
(Loss) gain from change in fair value of warrant liability	(679)	851	(625)	851
Loss from change in fair value of derivative liability	(813)	—	(1,550)	—

Total other income (expense)	(5,153)	650	(8,318)	977

Net loss	$(25,825)	$(19,239)	$(52,350)	$(36,019)

Net loss per share, basic and diluted	$(0.42)	$(0.32)	$(0.85)	$(0.60)

Weighted average number of common shares used in loss per share computation, basic and diluted	61,957,939	60,377,611	61,751,371	60,239,394

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(25,825)	$(19,239)	$(52,350)	$(36,019)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(264)	(72)	(333)	489
Foreign currency translation adjustment	(430)	(303)	(417)	(358)

Other comprehensive income (loss)	(694)	(375)	(750)	131

Total comprehensive loss	$(26,519)	$(19,614)	$(53,100)	$(35,888)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Unaudited

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(52,350)	$(36,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,338	1,460
Net amortization of premiums on marketable securities	906	1,455
Amortization of debt discount	626	76
Amortization of loan fees	120	—
Stock-based compensation expense	9,221	7,815
Loss from equity method investment	3,181	510
Revaluation of warrant liability	625	(851)
Revaluation of derivative liability	1,550	—
Changes in operating assets and liabilities:
Accounts receivable	(6,853)	(3,685)
Unbilled revenue	1,842	645
Inventories	(1,129)	(1,928)
Prepaid expenses and other current assets	928	711
Accounts payable	(2,697)	(1,253)
Accrued liabilities	2,120	(2,894)
Deferred revenue	2,810	(3,014)
Other current and long-term liabilities	(504)	(15)

Net cash used in operating activities	(37,266)	(36,987)

Investing activities:
Purchases of property, plant and equipment	(2,503)	(8,159)
Purchases of marketable securities	(107,628)	(58,498)
Maturities of marketable securities	51,249	73,756
Proceeds from sales of marketable securities	10,964	20,047
Capital contribution in unconsolidated joint venture	(7,431)	—
Capitalized interest related to unconsolidated joint venture	(236)	—

Net cash (used in) provided by investing activities	(55,585)	27,146

Financing activities:
Repayments under loan agreements	(14,887)	(3,617)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	119,750	—
Proceeds from the issuance of common stock, net of repurchases	1,906	1,111
Proceeds from issuance of common stock, pursuant to ESPP	516	699
Early exercise of stock options subject to repurchase	(17)	(34)
Proceeds from borrowings under loan agreements	10,369	—
Payment for loan costs and fees	(550)	—

Net cash provided by (used in) financing activities	117,087	(1,841)

Effect of exchange rate changes on cash and cash equivalents	(108)	358

Net increase (decrease) of cash and cash equivalents	24,128	(11,324)
Cash and cash equivalents — beginning of period	30,818	28,780

Cash and cash equivalents — end of period	$54,946	$17,456

Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$—	$363

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$1,911	$1,005

Capitalized interest in accrued liabilities	$382	$—

Change in unrealized (loss) gain on marketable securities	$(333)	$489

Warrant issued for investment in unconsolidated joint venture	$—	$10,361

Reclassification of warrant liability to additional paid-in capital	$—	$4,586

Common stock issued in lieu of cash bonus	$121	$—

Common stock issued in connection with use and operation of third party manufacturing facility	$2,655	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology transforms a range of low-cost plant-based sugars into high-value oils. The Company’s renewable products can replace or enhance oils derived from the world’s three existing sources-petroleum, plants, and animal fats. The Company tailors the composition of its oils to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant sugars to the Company’s proprietary oil-producing microalgae in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis” in contrast to the traditional open-pond approaches. The Company’s platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the longer term. Furthermore, the Company’s platform allows it to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

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

The Company has interests in certain joint venture entities that are variable interest entities (“VIEs”). Determining whether to consolidate a VIE in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, requires judgment in assessing (i) whether an entity is a VIE entity and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

On November 3, 2010, the Company entered into a joint venture agreement, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”), with Roquette Frères, S.A. (“Roquette”), 50% owned by the Company and 50% owned by Roquette. The Company determined that this joint venture was a VIE and the Company was not required to consolidate its 50% ownership in this joint venture. Therefore, this joint venture was accounted for under the equity method of accounting. In June 2013, the Company and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved (see Note 8).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for other interim periods or future years.

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

Significant Accounting Policies – Except as described below, there have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Derivative Financial Instruments – ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative. The Company has determined that it must bifurcate and account for the early conversion feature in its 6.00% convertible senior subordinated notes due 2018 (“the Notes”) as an embedded derivative in accordance with ASC 815, Derivatives and Hedging (see Note 5 and Note 11). The Company recorded this embedded derivative liability as a non-current liability on its condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The Company estimates the fair value of these liabilities using a Monte Carlo simulation model.

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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net loss	$(25,825)	$(19,239)	$(52,350)	$(36,019)

Denominator
Weighted-average number of common shares used in net loss per share calculation	61,977,112	60,444,733	61,775,734	60,316,581
Less: Weighted-average shares subject to repurchase	(19,173)	(67,122)	(24,363)	(77,187)

Denominator: basic and diluted	61,957,939	60,377,611	61,751,371	60,239,394

Net loss per share, basic and diluted	$(0.42)	$(0.32)	$(0.85)	$(0.60)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive:

	June 30,
	2013	2012
Options to purchase common stock	10,235,862	9,273,839
Common stock subject to repurchase	14,303	59,283
Restricted stock units	1,900,299	123,668
Warrants to purchase common stock	1,500,000	1,000,000
Shares of common stock to be issued upon conversion of the Notes	15,140,500	—

Total	28,790,964	10,456,790

4. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$59,073	$99	$(78)	$59,094
Asset-backed securities	29,208	15	(39)	29,184
Government and agency securities	27,287	22	(5)	27,304
Commercial paper	23,977	10	—	23,987
Mortgage-backed securities	15,601	36	(68)	15,569
Municipal bonds	6,268	5	(6)	6,267
Certificates of deposit	750	1	—	751

	$162,164	$188	$(196)	$162,156

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$49,545	$203	$(4)	$49,744
Government and agency securities	23,431	43	(27)	23,447
Asset-backed securities	23,079	70	—	23,149
Mortgage-backed securities	12,064	40	(15)	12,089
Commercial paper	1,200	—	—	1,200
Municipal bonds	6,273	13	—	6,286
Certificates of deposit	1,003	1	—	1,004
Floating rate notes	1,266	2	—	1,268

	$117,861	$372	$(46)	$118,187

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$85,801	$85,894	$53,761	$53,852
Due in 1-2 years	38,108	38,092	36,510	36,694
Due in 2-3 years	15,903	15,864	11,847	11,856
Due in 3-4 years	3,085	3,080	744	746
Due in 4-9 years	6,542	6,535	5,158	5,179
Due in 9-20 years	1,921	1,913	1,032	1,040
Due in 20-32 years	10,804	10,778	8,809	8,820

	$162,164	$162,156	$117,861	$118,187

Marketable securities classified as available-for-sale are carried at fair value as of June 30, 2013 and December 31, 2012. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses was $66.9 million as of June 30, 2013. Gross unrealized losses on available-for-sale securities were $0.2 million as of June 30, 2013 and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $0 as of June 30, 2013. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$6,057	$2,552	$—	$8,609
Marketable securities	1,999	160,157	—	162,156

Total	$8,056	$162,709	$—	$170,765

Financial Liabilities
Derivative liability	$—	$—	$4,674	$4,674
Warrant liability	—	—	1,460	1,460

Total	$—	$—	$6,134	$6,134

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$25,781	$2,829	$—	$28,610
Marketable securities	1,997	116,190	—	118,187

Total	$27,778	$119,019	$—	$146,797

Financial Liability
Warrant liability	$—	$—	$835	$835

The Company had no transactions measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and six months ended June 30, 2013 and 2012, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Derivative Liability - In January 2013, the Company issued the Notes which contain an early conversion feature, whereby the Note holders have the option of converting their Notes to common shares of the Company’s stock prior to November 1, 2016 (other than conversions in connection with certain fundamental changes). In addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. This early conversion feature has been identified as an embedded derivative, as described in ASC 815, Derivatives and Hedging. In accordance with ASC 815, Derivatives and Hedging, embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative related to the early conversion feature of the Notes meets these criteria and, as such, must be valued separate and apart from the Notes and recorded at fair value at each reporting period. At each reporting period, the Company records this embedded derivative at fair value, which is included as a component of Convertible Debt on its condensed consolidated balance sheets.

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

The following table sets forth the Level 3 inputs to the Monte Carlo simulation model that were used to determine the fair value of the embedded derivative:

	June 30, 2013	Issuance Date
Stock price	$11.72	$6.88
Conversion rate	121.1240	121.1240
Conversion price	$8.26	$8.26
Maturity date	November 1, 2016	November 1, 2016
Risk-free interest rate	1.26%	0.79%
Estimated stock volatility	60%	50%

Changes in certain inputs into the model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the estimated fair value of the embedded derivative as of the issuance date and June 30, 2013 (in thousands):

	June 30, 2013	Issuance Date
Estimated fair value of the embedded derivative	$4,674	$3,124

The $1.6 million increase in the estimated fair value of the embedded derivative between the issue date and June 30, 2013 represents an unrealized loss that has been recorded as loss from change in fair value of embedded derivative in the condensed consolidated statements of operations for the six months ended June 30, 2013.

Warrant Liability-The valuation of the warrant liability above is discussed in Note 8.

The following tables presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of June 30, 2013 (in thousands):

Fair value at December 31, 2012	$835
Fair value of derivative liability recorded on measurement date	3,124
Change in fair value recorded as a loss from change in fair value of derivative liability	1,550
Change in fair value recorded as a loss from change in fair value of warrant liability	625

Fair value at June 30, 2013	$6,134

The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of June 30, 2013 and December 31, 2012 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $178.5 million at June 30, 2013 based upon Level 2 inputs, including the market price of the Notes derived from actual trades of the Notes.

6. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$873	$1,044
Work in process	6,060	4,963
Finished goods	1,087	883

Total inventories	$8,020	$6,890

7. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Plant equipment	$19,088	$18,670
Building and improvements	5,478	5,478
Lab equipment	6,142	5,808
Leasehold improvements	2,680	2,665
Computer equipment and software	2,969	2,681
Furniture and fixtures	584	589
Land	430	430
Automobiles	49	49
Construction in progress	4,869	2,129

Total	42,289	38,499
Less: accumulated depreciation and amortization	(8,566)	(6,274)

Property, plant and equipment—net	$33,723	$32,225

Construction in progress as of June 30, 2013 and December 31, 2012 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of those dates.

Depreciation and amortization expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. See promissory note terms in Note 11. In March 2013, the Company paid in full the outstanding principal on this promissory note. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The fair value of the assets on the purchase date was $10.9 million, which was allocated to plant equipment, building and improvements and land based on their relative fair values. These assets are classified in the table above under plant equipment, building and improvements and land as of June 30, 2013 and December 31, 2012.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012, with a targeted start-up in the fourth quarter of 2013. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. The Company and Bunge each contributed capital in the amount of $10.0 million, $5.5 million and $1.8 million, in July 2012, February 2013 and April 2013, respectively, to the Solazyme Bunge JV. The Company’s capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, the Company and Bunge have equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three and six months ended June 30, 2013, the Company recognized $0.8 million and $1.8 million, respectively, of losses related to its equity method investment in the Solazyme Bunge JV. During the three and six months ended June 30, 2012, the Company recognized $0.5 million of losses related to its equity method investment in the Solazyme Bunge JV.

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

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $1.5 million warrant liability associated with the unvested Bunge Warrant shares as of June 30, 2013. The fair value of the warrant liability as of June 30, 2013 was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 50%, risk-free interest rate of 2.24%, exercise price of $13.50 and an expected life of 7.85 years. The Company recorded a net unrealized loss related to the change in the fair value of the warrant liability of $0.7 million and $0.6 million during the three and six months ended June 30, 2013, respectively, and $0.9 million during the three and six months ended June 30, 2012. As of June 30, 2013, 750,000 of the Bunge Warrant shares had vested.

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

In November 2012, the Company entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 metric tons under construction in Brazil to 300,000 metric tons by 2016 at select Bunge owned and operated processing facilities worldwide. The Company and Bunge also intend to expand the portfolio of oils to be produced out of the Solazyme Bunge JV facility in Brazil. The expanded field and portfolio of oils would include certain tailored food oils for sale in Brazil, where Bunge is the largest supplier of edible oils through several of its retail brands. The Company and Bunge intend to work together through joint market development to bring new, healthy and nutritious edible oils to the Brazilian market. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $109.9 million based on the exchange rate as of June 30, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company is required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and has an average interest rate of approximately 4.0% per annum. As of June 30, 2013, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and six months ended June 30, 2013.

The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of June 30, 2013 (in thousands):

	Assets		Liabilities
VIE	Accounts Receivable	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$3,034	$24,571	$0	$109,360

(1)	Includes maximum exposure to loss attributable to the Company’s cancelable bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $15.8 million based on the exchange rate at June 30, 2013) and non-cancellable purchase obligations of R$147.6 million (approximately $66.0 million based on the exchange rate at June 30, 2013).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.

Solazyme Roquette Joint Venture

In November 2010, the Company entered into a joint venture agreement with Roquette. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”) was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. In June 2013, the Company and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved. After assessing the recoverability of the Solazyme Roquette JV amounts capitalized on the Company’s balance sheet, the Company recorded charges to Loss From Equity Method Investments in its condensed consolidated statement of operations of $0.6 million for unrecoverable receivables due from the Solazyme Roquette JV, and $0.7 million for unrecoverable capital contributions made to the Solazyme Roquette JV during the three and six months ended June 30, 2013.

The Company had determined that the Solazyme Roquette JV was a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Roquette JV. Prior to the Solazyme Roquette JV’s dissolution, the Phase 1 plant operations and market development activities were the activities of the Solazyme Roquette JV that most significantly impacted its economic performance. The Company did not have the obligation to absorb the losses of the Solazyme Roquette JV that could potentially be significant to the Solazyme Roquette JV, and the Company and Roquette had equally shared decision-making powers over certain significant activities of the Solazyme Roquette JV. Therefore, the Company did not consider itself to be the Solazyme Roquette JV’s primary beneficiary since inception of this joint venture and as such had never consolidated the financial results of the Solazyme Roquette JV. The Company accounted for its interests in the Solazyme Roquette JV under the equity method of accounting.

Related Party Transactions

The Company recognized revenues related to its research and development arrangements with its joint venture companies of $0.8 million and $1.6 million during the three and six months ended June 30, 2013, respectively, and $0.6 million during the three and six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the Company had receivables of $3.0 million and $2.2 million, respectively, due from the joint venture companies. At June 30, 2013 and December 31, 2012, the Company had unbilled revenues of $0.8 million related to the joint venture companies.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and related liabilities	$6,118	$7,503
Accrued interest	3,397	—
Accrued professional fess	543	474
Other accrued liabilities	1,595	1,343

Total accrued liabilities	$11,653	$9,320

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

With respect to Phase 2 of the September 2010 DoD contract, the Company recognized $0 and $0.7 million of revenues in the three months ended June 30, 2013 and 2012, respectively, and $0 and $0.7 million of revenues in the six months ended June 30, 2013 and 2012, respectively. The Company had no unbilled revenue and deferred revenue balances related to Phase 2 of the agreement as of June 30, 2013 and December 31, 2012.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended June 30, 2013 and 2012, the Company recognized revenues of $0 and $4.0 million, respectively. During the six months ended June 30, 2013 and 2012, the Company recognized revenues of $7,000 and $5.9 million, respectively. The Company had no deferred revenue balance related to this award as of June 30, 2013 and December 31, 2012. Unbilled revenues related to this award were $0.5 million and $2.1 million as of June 30, 2013 and December 31, 2012, respectively.

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

Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extended through May 2013. Pursuant to the joint development agreement, the Company and Bunge jointly developed microbe-derived oils, and explored the production of such oils from Brazilian sugarcane feedstock. The joint development agreement also provided for Bunge to provide research funding to the Company through May 2013, payable quarterly in advance throughout the research term. The Company accounted for the JDA as an obligation to perform research and development services for others in accordance with ASC 730-20, Research and Development Arrangements, and recorded the payments for the performance of these services as revenue in its consolidated statement of operations. The Company recognized revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort incurred. The cumulative amount of revenue recognized under the JDA was limited by the amounts the Company was contractually obligated to receive as cash reimbursements.

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

In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. As of June 30, 2013, the Company had not commenced commercial production at the Clinton Facility, and therefore, a measurement date had not been established. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of the Clinton facility.

Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur.

11. DEBT

A summary of the Company’s debt as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012	Maturity Date
Secured and unsecured debt
Equipment note	$100	$129	January 2015
Silicon Valley Bank term loan	—	11,233	March 2013
Peoria facility note	—	3,606	February 2013
HSBC facility	10,369	—	March 2015

Total secured and unsecured debt	10,469	14,968
Convertible senior subordinated notes	125,000	—	February 2018

Total debt	135,469	14,968
Add:
Fair value of embedded derivative	4,674	—
Less:
Unamortized debt discount	(7,767)	—
Current portion of debt	(62)	(7,331)

Long-term portion of debt	$132,314	$7,637

Total interest costs incurred related to the Company’s total debt was $1.9 million and $3.5 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Total interest costs capitalized during the three and six months ended June 30, 2013 was $0.6 million related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which has activities in progress necessary to commence its planned principal operations. The Company was in compliance with all debt covenants as of June 30, 2013 and December 31, 2012.

Equipment Note—In June 2010, the Company entered into a secured promissory note agreement with the lessor of its headquarters under which $265,000 was borrowed to purchase equipment owned by the lessor. The loan is payable in monthly installments of principal and interest with final payment due in January 2015. Interest accrues at 9.0% and the promissory note is collateralized by the purchased equipment.

Silicon Valley Bank Term Loan—On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that provided for a $20.0 million credit facility (the “SVB facility”) consisting of (i) a $15.0 million term loan (the “SVB term loan”) that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “SVB revolving facility”). On May 11, 2011, the Company borrowed $15.0 million under the SVB facility. As of December 31, 2012, $11.2 million was outstanding under the SVB facility. On March 26, 2013, the SVB facility was terminated when the Company paid in full the outstanding principal and interest on this term loan using proceeds from the revolving facility with HSBC, USA, National Association, described in “HSBC Facility” below.

Peoria Facility Note—In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid in March 2012 and the second payment was made in February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount was recognized as interest expense over the loan term utilizing the effective interest method.

Convertible Senior Subordinated Notes—On January 24, 2013 the Company issued $125.0 million aggregate principal amount of Notes, which amount includes the exercise in full of the over-allotment option granted to the initial purchaser of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into the Company’s common stock and may be settled as described below. The Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity.

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

HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital and letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. As of June 30, 2013, $10.4 million was outstanding under the HSBC facility. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, $8.8 million of the HSBC facility remained available as of June 30, 2013.

The HSBC facility is unsecured unless (i) the Company takes action that could cause or permit obligations under the HSBC facility not to constitute Senior Debt (as defined in the indenture), (ii) the Company breaches financial covenants that require the Company and its subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the facility or bankruptcy or insolvency events relating to the Company.

Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the Facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.8% as of June 30, 2013. The maturity date of the facility is March 26, 2015. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.

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

12. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases results in a net deferred rent asset or a net deferred rent liability at each reporting period. In January 2013, the Company made the first payment to ADM by issuing 347,483 shares of its common stock, which was recorded to deferred rent and equity. The Company had a net deferred rent asset of $1.0 million as of June 30, 2013 and a net deferred rent liability of $0.7 million as of December 31, 2012.

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real (approximately $13,600 based on the exchange rate at June 30, 2013) per month as a result of the annual inflation adjustment.

The Company entered into an auto lease agreement in February 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of June 30, 2013 was 252,000 Brazilian Real (approximately $113,000 based on the exchange rate at June 30, 2013).

The Company entered into a Strategic Collaborative Agreement with ADM in November 2012 (See Note 10). The Company will pay ADM annual fees for the use and operation of the Clinton Facility, a portion which may be paid in the Company’s common stock. In January 2013, the Company made the first payment to ADM in cash and by issuing 347,483 shares of its common stock, which was recorded to deferred rent and equity. The common stock and cash payments under the Strategic Collaboration Agreement are accounted for as an operating lease. In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which will vest in equal monthly installments over five years, commencing from the start of commercial production. The exercise price is $7.17 per share and the warrant expires in January 2019. As of June 30, 2013, the Company had not commenced commercial production at the Clinton Facility, and therefore, a measurement date had not been established.

Rent expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively.

Contractual Obligations—As of June 30, 2013 the Company had non-cancelable purchase obligations of $0.7 million.

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

In November 2011, the Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, including a portion of the associated fees, interest and expenses (Note 8). The Solazyme Roquette JV never drew down on the Roquette Loan prior to the Solazyme Roquette JV’s dissolution, and therefore the Company did not record any liability for this guarantee in the accompanying condensed consolidated balance sheets.

In February 2013, the Solazyme Bunge JV entered a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $109.9 million based on the exchange rate as of June 30, 2013) which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company is required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of June 30, 2013 the bank guarantee was in place and the corporate guarantee was not. See also Note 8.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of June 30, 2013, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table summarizes the components and classification of share-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$3,273	$3,113	$6,528	$6,224
RSUs/RSAs	1,696	381	2,386	803
PSUs	35	208	70	546
ESPP	212	123	237	242

Stock-based compensation expense	$5,216	$3,825	$9,221	$7,815

Research and development	$1,478	$1,013	$2,567	$1,938
Sales, general and administrative	3,738	2,812	6,654	5,877

Stock-based compensation expense	$5,216	$3,825	$9,221	$7,815

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 14,303 and 34,832 shares of common stock subject to repurchase as of June 30, 2013 and December 31, 2012, respectively. The Company’s liability related to common stock subject to repurchase was $22,000 and $39,000 as of June 30, 2013 and December 31, 2012, respectively, and was recorded in other liabilities in the condensed consolidated balance sheets.

Common Stock Warrants

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of June 30, 2013, 750,000 of the warrant shares had vested. Refer to Note 8 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.

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

Our total revenues have increased in each of the last three fiscal years, growing from $38.0 million in 2010, to $39.0 million in 2011 to $44.1 million in 2012. In the six months ended June 30, 2013, our revenues were $17.9 million compared to $27.1 million in the six months ended June 30, 2012. Our revenues from development agreements with strategic partners decreased due to timing of agreements that ended and new agreements entered into with strategic partners since late 2011. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. In the near term, we expect government program revenues to decrease substantially compared to prior periods. We expect a larger percentage of our total revenues to be generated from product sales as we scale up our manufacturing capacity.

We incurred net losses of $16.4 million, $54.0 million and $83.1 million in 2010, 2011 and 2012, respectively. Our net loss was $52.4 million for the six months ended June 30, 2013. In the near term, we anticipate that we will continue to incur net losses as we continue our research and development activities to further build on our library of oils that address the chemicals and fuels, nutrition and skin and personal care markets, continue work on feedstock flexibility and scaling of new tailored oils into the marketplace and support commercialization activities for our products. In addition, as we continue to scale our capacity by entering into manufacturing capacity and joint venture agreements with other feedstock producers, we may incur additional net losses associated with the build-out and initial operations of those production facilities.

Through a combination of partnerships and internal development, we plan to scale rapidly. In 2013, we, or our joint venture, expect to utilize the manufacturing capacity of our joint venture entity, the Solazyme Bunge JV, along with our existing capacity at our Peoria Facility. By the end of 2013, we plan to launch additional capacity in North America at ADM’s Clinton Facility. In addition, we are currently negotiating supply agreements with multiple potential feedstock partners in Europe, Latin America and the United States.

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

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge that extended through May 2013. Pursuant to the JDA, we and Bunge jointly developed microbe-derived oils, and explored the production of such oils from Brazilian sugarcane feedstock.

In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable tailored oils production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils primarily for chemical applications. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and is targeted for start-up in the fourth quarter of 2013. The Solazyme Bunge JV is jointly financed by us and Bunge. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (BNDES), funding under which supports the production facility in Brazil, including a portion of the construction costs of the Solazyme Bunge JV Plant. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee of a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV).

In addition to forming the Solazyme Bunge JV in April 2012, we entered into a Development Agreement with the Solazyme Bunge JV to continue research and development activities that are intended to benefit the Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that the Solazyme Bunge JV will pay us a technology maintenance fee in recognition of our ongoing research investment in technology that would benefit the Solazyme Bunge JV. We also entered into a Technology Service Agreement with the Solazyme Bunge JV under which the Solazyme Bunge JV will pay us for technical services related to the operations of the Plant, including, but not limited to, engineering support for Plant operations, operation procedure consultation, product analysis and microbe performance monitoring and assessment.

In anticipation of the Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests as follows: (i) 25% of the warrant shares vest on such date that we and Bunge Limited (or one of its affiliates) enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility sited at a sugar mill of Bunge Limited or its affiliate; (ii) 50% of the warrant shares vest on the earlier of the following: (a) execution of the engineering, procurement and construction contract covering the construction of the Joint Venture Plant and (b) execution of a contract for the purchase of a production fermentation vessel for the Joint Venture Plant; provided, however, that such date occurs on or prior to ten weeks after certain technical milestones set forth in the JDA are achieved; and (iii) 25% of the warrant shares vest on the date upon which aggregate output of triglyceride oil at the Joint Venture Plant reaches 1,000 metric tons. The number of warrant shares issuable upon exercise is subject to downward adjustment for failure to achieve the performance milestones on a timely basis as well as adjustments for certain changes to capital structure and corporate transactions. The first tranche of the Warrant shares (25%) vested in April 2012. The second tranche of the Warrant shares (50%) vested in June 2012. The Warrant expires in May 2021.

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

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of tailored triglyceride oil products at ADM’s Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we will pay ADM annual fees for use and operation of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we granted to ADM a warrant to purchase 500,000 shares of our common stock in January 2013, which will vest in equal monthly installments over five years, commencing from the start of commercial production. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of the Clinton facility. We currently anticipate that commercial production at the Clinton Facility will begin by late 2013. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We are also working together to develop markets for the products produced at the Clinton Facility.

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

Roquette. In November 2010, we entered into a joint venture agreement with Roquette. The purpose of the Solazyme Roquette JV was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. In June 2013, we and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved.

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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 56% and 50% of our total revenues for the three and six months ended June 30, 2013, respectively, as compared to 70% of our total revenues for both the three and six month periods ended June 30, 2012. Revenues from government grants and agreements represented 1% and 2% of total R&D program revenues for the three and six months ended June 30, 2013, respectively, as compared to 51% and 55% of total R&D program revenues for the three and six months ended June 30, 2012, respectively. Revenues from commercial and strategic partner development agreements represented 99% and 98% of total R&D program revenues for the three and six months ended June 30, 2013, respectively, as compared to 49% and 45% of total R&D program revenues in the three and six months ended June 30, 2012, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 44% and 50% of our total revenues for the three and six months ended June 30, 2013, respectively. Product revenues represented 30% of our total revenues in both the three and six month periods ended June 30, 2012.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of June 30, 2013 and December 31, 2012, our outstanding debt, net of debt discounts, was approximately $132.4 million and $15.0 million, respectively. We expect interest expense to increase primarily as a result of issuing $125.0 million of 6.00% convertible senior subordinated notes due 2018 (the Notes) in January 2013, and to fluctuate with changes in our debt obligations.

Gain from Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our condensed consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of June 30, 2013, and will be remeasured to fair value at each balance sheet date until the warrant shares have vested.

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

In the second quarter of 2013, we recorded a loss of $1.3 million to Income (loss) from equity method investments, net related to the dissolution of the Solazyme Roquette JV.

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

Convertible Debt and Embedded Derivative

In January 2013, we issued $125.0 million aggregate principal amount of Notes. The terms of the Notes include, among others, that if a conversion occurs prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where we may be required to increase the conversion rate as described in Note 11 to the condensed consolidated financial statements, in addition to the shares deliverable upon conversion), holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

	Three Months ended June 30,
	2013	2012	$ Change
		(In thousands)
Revenues:
Research and development programs	$6,260	$9,468	$(3,208)
Net product revenue	4,915	4,077	838

Total revenues	$11,175	$13,545	$(2,370)

Our total revenues decreased by $2.4 million in the second quarter of 2013 compared to the same period in 2012, due primarily to a $3.2 million decrease in R&D program revenue, partially offset by $0.8 million of increased Algenist® product sales in the second quarter of 2013 compared to the same period in 2012.

R&D program revenues decreased by $3.2 million, due to a $4.7 million decrease in government program revenues, partially offset by a $1.5 million increase in revenues from development agreements with strategic partners.

Our government program revenues decreased in the second quarter of 2013 compared to the same period in 2012, primarily due to the completion of the integrated biorefinery build out at our Peoria facility in mid-2012 under the DOE grant and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. We are fully funding the remaining costs to complete the objectives of the DOE award.

Our revenues from development agreements with strategic partners increased due to timing of agreements that we entered into and completed since late 2011. During the three months ended June 30, 2013, we recorded $4.5 million primarily related to milestone achievements with one of our strategic partners. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. In the near term, we expect government program revenues to continue to decrease substantially.

As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities.

Cost of Product Revenues

	Three Months ended June 30,
	2013	2012	$ Change
		(In thousands)
Cost of revenue:
Product	$1,496	$1,330	$166

Gross profit:
Product	$3,419	$2,747	$672

Cost of product revenue increased slightly in the second quarter of 2013 compared to the same period in 2012, and sales of Algenist® products increased by $0.8 million in the second quarter of 2013 compared to the same period in 2012. Gross margins increased from 67% in the second quarter of 2012 to 70% in the second quarter of 2013 due primarily to changes in customer mix in the second quarter of 2013 compared to the same period in 2012.

Operating Expenses

	Three Months ended June 30,
	2013	2012	$ Change
		(In thousands)
Operating expenses:
Research and development	$14,915	$18,381	$(3,466)
Sales, general and administrative	15,436	13,723	$1,713

Total operating expenses	$30,351	$32,104	$(1,753)

Research and Development Expenses

Our research and development expenses decreased by $3.5 million in the second quarter of 2013 compared to the same period in 2012, due primarily to decreased R&D program and third-party contractor costs of approximately $4.6 million, partially offset by increased personnel-related and facilities-related costs of $0.7 million and $0.5 million, respectively. R&D program and third-party contractor costs decreased primarily due to decreased costs related to the completion of construction of the integrated biorefinery program in 2012 and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012, partially offset by increased costs incurred to scale up our industrial fermentation process at ADM’s Clinton Facility and increased personnel-

related costs as a result of headcount growth to support Peoria and ADM manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.5 million in the second quarter of 2013 compared to $1.0 million in the same period in 2012. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at ADM’s Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility. We expect that as we ramp up our activities with ADM and other third party contractors, our costs will increase in the second half of 2013.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.7 million in the second quarter of 2013 compared to the same period in 2012, primarily due to increased personnel-related costs of $2.1 million associated with headcount growth, increased professional fees of $0.5 million, partially offset by decreased marketing and promotional costs of $1.1 million. Personnel-related costs include non-cash stock-based compensation of $3.7 million in the second quarter of 2013 compared to $2.8 million in the same period in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Three Months ended June 30,
	2013	2012	$ Change
		(In thousands)
Other income (expense):
Interest and other income, net	$371	$556	$(185)
Interest expense	(1,810)	(247)	1,563
Loss from equity method investment	(2,222)	(510)	1,712
(Loss) gain from change in fair value of warrant liability	(679)	851	(1,530)
Loss from change in fair value of derivative liability	(813)	—	813

Total other income (expense), net	$(5,153)	$650	$(5,803)

Interest and Other Income, net

Interest and other income, net decreased by $0.2 million in the second quarter of 2013 compared to the same period in 2012, primarily due to decreased interest income earned on lower average investment balances. We expect our interest and other income, net to fluctuate with changes in the mix of our cash and investment balances.

Interest expense

Interest expense increased by $1.6 million in the second quarter of 2013 compared to the same period in 2012, due to $2.2 million of increased interest expense primarily as a result of the issuance of the Notes in January 2013, partially offset by $0.6 million of capitalized interest related to the investment in our Solazyme Bunge JV. We expect interest expense and amortization of debt discounts and debt issue costs to increase due to the issuance of the Notes in January 2013 (see Note 11 to our condensed consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $1.7 million in the second quarter of 2013 compared to the same period in 2012, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV of $0.9 million and $1.3 million loss related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil.

(Loss) gain from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability increased by $1.5 million in the second quarter of 2013 compared to the same period in 2012, due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $0.8 million for the three months ended June 30, 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013. At each reporting period, we record this embedded derivative at fair value which is included as a component of the Notes on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model.

Results of Operations

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

	Six Months ended June 30,
	2013	2012	$ Change
		(In thousands)
Revenues:
Research and development programs	$8,940	$19,028	$(10,088)
Net product revenue	8,915	8,073	842

Total revenues	$17,855	$27,101	$(9,246)

Our total revenues decreased by $9.2 million in the first half of 2013 compared to the same period in 2012, due primarily to a $10.1 million decrease in R&D program revenue, partially offset by $0.8 million of increased Algenist® product sales in the first half of 2013 compared to the same period in 2012.

R&D program revenues decreased by $10.1 million, due primarily to a $10.3 million decrease in government program revenues.

Our government program revenues decreased in the first half of 2013 compared to the same period in 2012, primarily due to the completion of the integrated biorefinery build out at our Peoria facility in mid-2012 under the DOE grant, delivery of our commitment of algal oil under the Dynamic Fuels subcontract in the first half of 2012 and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of 2013. Remaining costs to complete the objectives of the DOE award are expected to be fully funded by us.

In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. During the six months ended June 30, 2103, we recorded $4.8 million primarily related to milestone achievements with one of our strategic partners. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities. In the near term, we expect government program revenues to continue to decrease substantially.

Cost of Product Revenues

	Six Months ended June 30,
	2013	2012	$ Change
	(In thousands)
Cost of revenue:
Product	$2,950	$2,576	$374

Gross profit:
Product	$5,965	$5,497	$468

Cost of product revenue increased by $0.4 million in the first half of 2013 compared to the same period in 2012, and sales of Algenist® products increased by $0.8 million in the first half of 2013 compared to the same period in 2012. Gross margins decreased slightly from 68% in the first half in 2012 to 67% in the first half of 2013 due primarily to changes in product mix in the first half of 2013 compared to the same period in 2012.

Operating Expenses

	Six Months ended June 30,
	2013	2012	$ Change
	(In thousands)
Operating expenses:
Research and development	$28,635	$33,742	$(5,107)
Sales, general and administrative	30,302	27,779	$2,523

Total operating expenses	$58,937	$61,521	$(2,584)

Research and Development Expenses

Our research and development expenses decreased by $5.1 million in the first half of 2013 compared to the same period in 2012, due primarily to decreased R&D program and third-party contractor costs of approximately $8.3 million, partially offset by increased personnel-related and facilities-related costs of $2.0 million and $1.2 million, respectively. R&D program and third-party contractor costs decreased primarily due to decreased costs related to the completion of construction of the integrated biorefinery program in 2012 and third-party contractor costs incurred to complete the delivery our commitment of algal oil under the Dynamic Fuels subcontract and to complete the second phase of our 2011 DoD fuels testing and certification contract in June 2012, partially offset by increased costs incurred to scale up our industrial fermentation process at ADM’s Clinton Facility. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria and ADM manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $2.6 million in the first half of 2013 compared to $1.9 million in the same period in 2012. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at ADM’s Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility. We expect that as we ramp up our activities with ADM and other third party contractors, our costs will increase in the second half of 2013.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $2.5 million in the first half of 2013 compared to the same period in 2012, primarily due to increased personnel-related and facilities-related costs of $3.1 million and $0.1 million, respectively, partially offset by decreased marketing and promotional costs of $0.9 million. Personnel-related and facilities-related costs increased due to headcount growth. Personnel-related costs include non-cash stock-based compensation of $6.7 million in the first half of 2013 compared to $5.9 million in the same period in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Six Months ended June 30,
	2013	2012	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$719	$1,102	$(383)
Interest expense	(3,681)	(466)	3,215
Loss from equity method investment	(3,181)	(510)	2,671
(Loss) gain from change in fair value of warrant liability	(625)	851	(1,476)
Loss from change in fair value of derivative liability	(1,550)	—	1,550

Total other income (expense), net	$(8,318)	$977	$(9,295)

Interest and Other Income, net

Interest and other income, net decreased by $0.4 million in the first half of 2013 compared to the same period in 2012, primarily due to decreased interest income earned on lower average investment balances. We expect our interest and other income, net to fluctuate with changes in the mix of our cash and investment balances.

Interest expense

Interest expense increased by $3.2 million in the first half of 2013 compared to the same period in 2012, due to $3.8 million of increased interest expense primarily a result of the issuance of the Notes in January 2013, partially offset by $0.6 million of capitalized interest related to the investment in our Solazyme Bunge JV. We expect interest expense and amortization of debt discounts and debt issue costs to increase due to the issuance of the Notes in January 2013 (see Note 11 to our condensed consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $2.7 million in the first half of 2013 compared to the same period in 2012, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV of $1.4 million and a $1.3 million loss related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil.

(Loss) gain from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability increased by $1.5 million in the first half of 2013 compared to the same period in 2012, due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $1.6 million for the first half of 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013. At each reporting period, we record this embedded derivative at fair value which is included as a component of the Notes on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$54,946	$30,818
Marketable securities	162,156	118,187

Cash, cash equivalents and marketable securities increased by $68.1 million in the six months ended June 2013, primarily due to $119.2 million of net cash proceeds received from the issuance of the Notes (net of $5.3 million of debt discounts and $0.5 million of debt issue costs) and $10.4 million of proceeds received from borrowings under the HSBC revolving facility, partially offset by cash used in operating activities of $37.3 million, $14.9 million of repayments under loan agreements, $7.4 million of capital contributed to the Solazyme Bunge JV and $2.5 million of property and equipment purchases.

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(37,266)	$(36,987)
Net cash (used in) provided by investing activities	(55,585)	27,146
Net cash provided by (used in) financing activities	117,087	(1,841)

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of June 30, 2013, we had an accumulated deficit of $242.3 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.

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

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. Through April 2013, we contributed approximately $17.3 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $109.9 million based on the exchange rate as of June 30, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently negotiating with additional potential feedstock partners in Latin America and the United States to co-locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

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

In January 2013, we issued $125.0 million aggregate principal amount of Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity. The initial conversion price is approximately $8.26 per share of common stock and, under certain circumstances, the Note holders will be entitled to additional payments upon conversion. The Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes. In the event the Notes are converted prior to November 1, 2016, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of our common stock.

On March 26, 2013, we entered into a loan and security agreement with HSBC Bank, USA, National Association (HSBC) that provides for a $30.0 million revolving facility (the HSBC facility) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to increase the HSBC facility to $35.0 million. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture dated as of January 24, 2013 (the indenture) by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. As of June 30, 2013, $10.4 million was outstanding under the HSBC facility and we were in compliance with all the financial covenants under the loan. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, $8.8 million of the HSBC facility remained available as of June 30, 2013.

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

Cash Flows from Operating Activities

Cash used in operating activities of $37.3 million in the six months ended June 30, 2013 reflect a loss of $52.4 million, and a net change of $3.5 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $18.6 million. Non-cash charges primarily included $9.2 million of stock-based compensation, $1.6 million related to the revaluation of our derivative liability, $0.9 million of net amortization of premiums on marketable securities, $2.3 million of depreciation and amortization and $3.2 million loss on an equity method investment. The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $5.0 million, increased deferred revenues of $2.8 million, increased inventories of $1.1 million, net decreased accounts payable and accrued liabilities of $0.6 million, decreased prepaid expenses and other current assets of $0.9 million and decreased other current and long-term liabilities of $0.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in the first half of 2013 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under a research and development agreement with a strategic partner. Inventories increased to meet increased consumer demand and due to the expansion of the Algenist® product line. The net decrease in accounts payable and accrued liabilities was due to payments made for employee bonuses and expenditures made to complete the buildout of the integrated biorefineries (in Peoria and in the South San Francisco pilot plant) partially funded by the DOE and CEC, partially offset by interest accrued on our Notes and increased payroll liabilities accrued as of the quarter-end. Prepaid expenses and other current assets decreased primarily due to the write off of receivables from the Solazyme Roquette JV as a result of the dissolution. Other current and long-term liabilities decreased due to prepayment of rent resulting in reclassification of deferred rent liability to prepaid rent.

Cash used in operating activities of $37.0 million in the six months ended June 30, 2012 reflect a loss of $36.0 million, and a net change of $11.4 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $10.5 million. Non-cash charges primarily included $7.8 million of stock-based compensation, $1.5 million of net amortization of premiums on marketable securities and $1.5 million of depreciation and amortization. The net change used in our operating assets and liabilities was primarily a result of increases in our net accounts receivable and unbilled revenue of $3.0 million, increases in inventories of $1.9 million, decreased deferred revenue of $3.0 million and decreases in accounts payable and accrued liabilities of $4.1 million, partially offset by decreases in prepaid expenses and other current assets of $0.7 million. Accounts receivable and unbilled revenues increased primarily due to increased sales of Algenist® product and increased R&D program revenues. Inventories increased due to increased production of Algenist® product to meet higher customer demand. Deferred revenue decreased primarily due to timing of payments received on R&D programs. Accounts payable and accrued liabilities decreased primarily due to payments made to third-party contract manufacturers and employee bonus payments. Prepaid expense and other current assets decreased due primarily to settlement of receivables from our Solazyme Roquette JV and decreased interest receivable on a lower average cash, cash equivalents and marketable securities balances.

Cash Flows from Investing Activities

In the six months ended June 30, 2013, cash used in investing activities was $55.6 million, primarily as a result of $45.4 million of net marketable securities purchases, $7.4 million of capital contributed to the Solazyme Bunge JV and the Solazyme Roquette JV and $2.5 million of capital expenditures related primarily to equipment installed at ADM.

In the six months ended June, 2012, cash provided by investing activities was $27.1 million, primarily as a result of $35.3 million of net marketable securities maturities, partially offset by $8.2 million of capital expenditures related primarily to the construction of the Peoria Facility.

Cash Flows from Financing Activities

In the six months ended June 30, 2013, cash provided by financing activities was $117.1 million, primarily due to $119.2 million of proceeds received from the issuance of the Notes, net of debt discounts and debt issue costs, $10.4 million of loan proceeds received from HSBC and $2.4 million received from common stock issuances pursuant to our equity plans, partially offset by $14.9 million of principal debt payments.

In the six months ended June 30, 2012, cash used in financing activities was $1.8 million, primarily due to $3.6 million of repayments under loan agreements, partially offset by proceeds of $1.8 million received from common stock issuances pursuant to our equity plans.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2013 (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017 and beyond
Principal payments on long-term debt	$135,469	$30	$65	$10,374	$—	$125,000
Interest payments on long-term debt, fixed rate	38,161	7,172	7,796	7,568	7,500	8,125
Non-cancellable operating leases	13,021	3,163	6,367	3,491	—	—

Total	$186,651	$10,365	$14,228	$21,433	$7,500	$133,125

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 30,500 Brazilian Real (approximately $13,600 based on the exchange rate at June 30, 2013) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) and that portion of the expenses that we expect to incur, up to $0.7 million from July through December 2013, in connection with research activities under the DOE program for which we will not be reimbursed.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2013. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2013, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of June 30, 2013. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period. As of June 30, 2013, the HSBC loan had a balance of $10.4 million. A 1.0% increase or decrease in the underlying interest rate for this obligation will increase or decrease interest expense by approximately $0.1 million annually, assuming debt remains constant at June 30, 2013 levels. Our other outstanding debt as of June 30, 2013 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. We also launched the Algenist® product line in Europe in March 2011 and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the US dollar. In addition, the local currency is the functional currency of our Brazil subsidiary, and therefore the assets and liabilities are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the US dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into US dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in US dollars, future fluctuations in the value of the US dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early stage company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have only generated limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the food ingredients, chemicals and fuels markets, only a small portion of our revenues to date has been generated from market development activities. We have not yet commercialized any of our oils in the food ingredients or chemicals market.

We have incurred substantial net losses since our inception, including a net loss of $52.4 million during the six months ended June 30, 2013. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of June 30, 2013, we had an accumulated deficit of $242.3 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting of the Clinton Facility (described below) and other commercial facilities. As a result, our annual operating losses may continue in the short term.

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

Except for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and pursuant to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM fermentation facility in Clinton, Iowa (Clinton Facility), we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the food ingredients, chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility will be provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we will seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, chemicals and fuels products, and our business will suffer. We are currently negotiating with additional potential feedstock partners in Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts, successfully hedge against our exposure to fluctuations in the price of feedstock or otherwise procure feedstock as and when needed, our revenues and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV which is doing business as Solazyme Bunge Renewable Oils. The Solazyme Bunge JV will produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012 and we are targeting start-up of the facility in the fourth quarter of 2013. In addition, in May 2011, we entered a joint development agreement with Bunge that advances our work on Brazilian sugarcane feedstocks and extends through May 2013. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility in 2013 with a nameplate capacity of 100,000 metric tons of output oil in 2013. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently negotiating with additional potential feedstock partners in Latin America and the United States.

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

Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. Productivity is principally a function of the amount of oil that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to meet our currently expected production cost profile as we bring large commercial manufacturing capacity online. If we cannot do so, our business could be materially and adversely affected.

Production of both current and future oils will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We do not have experience constructing or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to 500,000 liters. However, we still need to reproduce our commercial productivity at fermenters with a capacity of 500,000 liters, and our commercial productivity and yields using fermenters with a capacity of approximately 625,000 liters. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities and at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. Currently, we have two manufacturing arrangements for industrial fermentation: an agreement for the future manufacture of certain triglyceride oil products by the Solazyme Bunge JV pursuant to a joint venture arrangement and the future manufacture of tailored triglyceride oil products at the Clinton Facility. We also have manufacturing agreements relating to other aspects of our production process. Our current and anticipated future dependence upon our partners and contract manufacturers for the production and processing of our products may adversely affect our ability to develop products on a timely and competitive basis. The failure of any of our counterparties to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the additional equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.

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

The Solazyme Bunge JV is currently constructing an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. We are targeting start-up of the facility in the fourth quarter of 2013. The production facility is expected to have a name plate capacity of 100,000 metric tons per year of oil. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) for project financing. Funds borrowed under the loan agreement will support the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving facility with HSBC Bank, USA, National Association (HSBC) to support a bank guarantee of the BNDES loan, and the Solazyme Bunge JV has begun drawing funds under the BNDES loan. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee of a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the corporate guarantee documentation may take longer than anticipated and may contain terms that are not favorable to us. If we are unable to negotiate our corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down the maximum amount available under the BNDES loan, it will have to seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. The acquisition of the facility site from the landowners is in process, is complex, is subject to multiple approvals of governmental authorities and will take time to complete. If the Solazyme Bunge JV is unable to acquire the facility site on reasonable terms, or at all, it may not be able to operate the oil production facility and may lose all or part of its investment in such facility.

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

Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently have joint venture, collaboration, research and development, supply and/or distribution agreements with various strategic partners. We currently rely on our partners, in part, for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.

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

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, with a portion of the repayment for start-up expenses to be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the acquisition of the facility site from the landowners and construction of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the corporate loan guarantee to be entered into as a condition of the Solazyme Bunge JV drawing down amounts in excess of amounts supported by bank guarantees under the loan agreement with BNDES. Any of these events would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay completion of the Solazyme Bunge JV facility and/or the expansion of the Solazyme Bunge JV’s capacity and the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

Our joint venture with Roquette has been dissolved. We may have disputes with Roquette related to the dissolution and /or wind-down of the joint venture. We may also have disputes related to the ability of others to pursue the joint venture’s business.

In 2010, we entered into a 50/50 joint venture with Roquette Frères, S.A. (Roquette). As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals) through which both we and Roquette agreed to conduct a substantial portion of our business in connection with microalgae-based oils and bioproducts for the food, nutraceuticals and animal feed markets. In connection with the establishment of Solazyme Roquette Nutritionals, we entered into a license agreement with Solazyme Roquette Nutritionals, and Solazyme Roquette Nutritionals entered into a manufacturing agreement with Roquette. Due in part to divergent views on an acceptable commercial strategy and timeline for the manufacturing and marketing of Solazyme Roquette Nutritionals products, on June 21, 2013, we and Roquette agreed to dissolve Solazyme Roquette Nutritionals. On July 18, 2013, Solazyme Roquette Nutritionals was dissolved. As a result of the dissolution, the joint venture and operating agreement between us and Roquette, and the license agreement, whereby we licensed to Solazyme Roquette Nutritionals certain of our intellectual property for use in the Solazyme Roquette Nutritionals field, automatically terminated.

Solazyme Roquette Nutritionals, we and Roquette are in the process of winding down the affairs of Solazyme Roquette Nutritionals. We and Roquette have not yet reached agreement as to several issues associated with the dissolution of Solazyme Roquette Nutritionals and the wind-down of its affairs. We cannot be sure that other disputes will not arise between us and Roquette as Solazyme Roquette Nutritionals is wound down. Disputes could divert management attention and could be costly, time-consuming to resolve and distracting to our management.

Disputes regarding our intellectual property rights, and the rights of others (including Roquette) to manufacture and sell the Solazyme Roquette Nutritionals products, could delay or negatively impact our commercialization of products in the markets Solazyme Roquette Nutritionals was targeting. Any such disputes could be costly, time-consuming to resolve and distracting to our management. In addition, if our commercialization in these markets is delayed or unsuccessful, our financial results could be negatively impacted.

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

In the nutrition market, our food ingredients will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (CPG) companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our oils or food ingredients, we will not be successful in competing in the nutrition market and our business will be adversely affected.

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

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we began commercializing our skin and personal care products in the last few years, have only very recently begun to commercialize food ingredient products on our own, and are still in the process of developing our products for the food ingredients, oils, chemicals and fuels markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our oils and bioproducts, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of our oils, bioproducts and food ingredients involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to our oils, bioproducts, food ingredients or the ultimate products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

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

In addition, in Brazil, where the Solazyme Bunge JV is located, there are restrictions on the foreign ownership of land. As a result, the process for the acquisition by the Solazyme Bunge JV of the facility site from the landowners may be long, complicated and is subject to government approvals.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. To date, we have filed an MCAN for one of our recombinant microalgae strains. Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We filed a PMN for oil derived from one of our recombinant microalgae strains, the review of which was completed by the EPA in July 2012. We filed a PMN for oil derived from one of our non-recombinant microalgae strains, the review of which was completed by the EPA in December 2012. We also filed a PMN for algal biomass in December 2012. We filed additional PMNs for two oils from recombinant strains in March 2013. An MCAN is not required for non-recombinant strains. Some of the products we produce or plan to produce are already eligible to be placed on the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

Our nutrition products are subject to regulation by various government agencies, including the US Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. Food ingredients and ingredients used in animal feed are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. A GRAS Notice of Determination for algal oil was submitted to the FDA, and notification was received from the FDA in June 2012 that it had no further questions. A GRAS Notice of Determination for high lipid algal flour was submitted to the FDA, and notification was received from the FDA that it had no further questions. If the FDA were to disagree with the conclusions in future GRAS Notices of Determination, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years.

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

We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products, and we cannot be sure that we will be able to obtain necessary approvals in a timely manner or at all. If our microalgae-based oils, bioproducts and food ingredients do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products will continue to apply following initial approval for sale. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements will be time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our oils and bioproducts, and our business may be harmed.

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

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company and Syngenta AG, are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products.

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

•	our capital requirements or capital requirements of our joint ventures;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of and demand for products based on petroleum or other oils for which our oils are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel and chemical regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.

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

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity securities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018, which bear interest at a rate of 6.00% per year, payable in cash semi-annually commencing in August 2013. In March 2013, we entered into a loan and security agreement with HSBC that provides for a $30.0 million revolving facility for working capital and letters of credit, and in May 2013 we entered into an amendment to the revolving facility, increasing the available loan amount to $35.0 million. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV recently entered a loan agreement with BNDES for project financing funding to support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, and has begun to draw on the funds, if we are unable to finalize the corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan in excess of amounts supported by bank guarantees and will have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

As of June 30, 2013 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 37.5% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit	Filed Herewith

10.1	Credit Facility Agreement No. 12.2.1149.1, Executed Between Banco Nacional de Desenvolvimento Economico e Social – BNDES and Solazyme Bunge Produtos Renovaveis Ltda., dated February 14, 2013					X

10.2	First Amendment to Loan and Security Agreement by and between HSBC Bank USA, National Association and Solazyme, Inc., dated May 9, 2013					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to the Condensed Consolidated Financial Statements					X

§	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: August 7, 2013