Form 10-Q
period 2013-09-30
SOLAZYME INC
filed 2013-11-06
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value per share	68,153,747 shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

Unaudited

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$67,180	$30,818
Marketable securities	127,175	118,187
Accounts receivable	10,205	3,280
Unbilled revenues	2,509	3,150
Inventories	8,482	6,890
Prepaid expenses and other current assets	4,358	2,954

Total current assets	219,909	165,279
Property, plant and equipment, net	35,682	32,225
Investments in unconsolidated joint ventures	22,482	19,047
Other assets	727	473

Total assets	$278,800	$217,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,371	$7,552
Accrued liabilities	10,920	9,320
Current portion of long-term debt	63	7,331
Deferred revenue	1,957	292
Other current liabilities	83	443

Total current liabilities	20,394	24,938
Deferred revenue	489	—
Warrant liability	1,260	835
Long-term debt	10,391	7,637
Convertible debt, inclusive of derivative liability of $3,909 and net of unamortized debt discount of $4,848 as of September 30, 2013	80,840	—
Other liabilities	150	303

Total liabilities	113,524	33,713

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized at September 30, 2013 and December 31, 2012; 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001—150,000,000 shares authorized at September 30, 2013 and December 31, 2012; 68,061,830 and 61,000,724 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	68	61
Additional paid-in capital	439,315	373,577
Accumulated other comprehensive loss	(1,126)	(399)
Accumulated deficit	(272,981)	(189,928)

Total stockholders’ equity	165,276	183,311

Total liabilities and stockholders’ equity	$278,800	$217,024

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Research and development programs	$5,824	$4,810	$14,764	$23,838
Product revenues	4,797	3,773	13,712	11,846

Total revenues	10,621	8,583	28,476	35,684

Costs and operating expenses:
Cost of product revenue	1,450	1,331	4,400	3,907
Research and development	17,556	16,534	46,191	50,276
Sales, general and administrative	15,708	13,849	46,010	41,628

Total costs and operating expenses	34,714	31,714	96,601	95,811

Loss from operations	(24,093)	(23,131)	(68,125)	(60,127)
Other income (expense):
Interest and other income, net	347	524	1,066	1,626
Interest expense	(1,961)	102	(5,642)	(364)
Loss from equity method investments	(2,360)	(683)	(5,541)	(1,193)
Gain (loss) from change in fair value of warrant liability	200	685	(425)	1,536
Loss from change in fair value of derivative liability	(2,836)	—	(4,386)	—

Total other income (expense)	(6,610)	628	(14,928)	1,605

Net loss	$(30,703)	$(22,503)	$(83,053)	$(58,522)

Net loss per share, basic and diluted	$(0.47)	$(0.37)	$(1.32)	$(0.97)

Weighted average number of common shares used in loss per share computation, basic and diluted	64,811,632	60,678,491	62,782,668	60,386,828

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(30,703)	$(22,503)	$(83,053)	$(58,522)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	98	204	(235)	693
Foreign currency translation adjustment	(75)	180	(492)	(178)

Other comprehensive income (loss)	23	384	(727)	515

Total comprehensive loss	$(30,680)	$(22,119)	$(83,780)	$(58,007)

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Unaudited

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(83,053)	$(58,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,592	2,482
Net amortization of premiums on marketable securities	1,332	2,063
Amortization of debt discount	941	110
Amortization of loan fees	307	—
Stock-based compensation expense	14,452	11,558
Loss from equity method investment	5,541	1,193
Revaluation of warrant liability	425	(1,536)
Revaluation of derivative liability	4,386	—
Changes in operating assets and liabilities:
Accounts receivable	(6,925)	(1,589)
Unbilled revenue	595	862
Inventories	(1,591)	(3,312)
Prepaid expenses and other current assets	469	306
Accounts payable	(850)	(1,646)
Accrued liabilities	1,795	(1,183)
Deferred revenue	2,154	(3,014)
Other current and long-term liabilities	(487)	(38)

Net cash used in operating activities	(56,917)	(52,266)

Investing activities:
Purchases of property, plant and equipment	(6,528)	(11,029)
Purchases of marketable securities	(115,110)	(58,326)
Maturities of marketable securities	94,801	103,335
Proceeds from sales of marketable securities	9,419	26,119
Capital contribution in unconsolidated joint venture	(7,431)	(10,000)
Capitalized interest related to unconsolidated joint venture	(831)	—

Net cash (used in) provided by investing activities	(25,680)	50,099

Financing activities:
Repayments under loan agreements	(14,902)	(4,506)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	119,750	—
Proceeds from the issuance of common stock, net of repurchases	3,260	1,549
Proceeds from issuance of common stock, pursuant to ESPP	1,039	1,161
Early exercise of stock options subject to repurchase	(26)	(50)
Proceeds from borrowings under loan agreements	10,369	—
Payment for loan costs and fees	(541)	—

Net cash provided by (used in) financing activities	118,949	(1,846)

Effect of exchange rate changes on cash and cash equivalents	10	153

Net increase (decrease) of cash and cash equivalents	36,362	(3,860)
Cash and cash equivalents — beginning of period	30,818	28,780

Cash and cash equivalents — end of period	$67,180	$24,920

Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$3,480	$260

Income taxes paid in cash	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$1,115	$937

Change in unrealized (loss) gain on marketable securities	$(235)	$693

Warrant issued for investment in unconsolidated joint venture	$—	$10,361

Capital contribution to unconsolidated joint venture settled with reduction of receivable from unconsolidated joint venture	$—	$511

Reclassification of warrant liability to additional paid-in capital	$—	$4,586

Common stock issued in lieu of cash bonus	$121	$—

Common stock issued in connection with use and operation of third party manufacturing facility	$2,655	$—

Conversion of Senior Convertible Notes to common stock	$40,616	$—

Early conversion payment on Senior Convertible Notes settled in common stock	$3,602	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology transforms a range of plant-based sugars into high-value oils and innovative microalgal food ingredients. The Company’s renewable products can replace or enhance oils derived from the world’s three existing sources-petroleum, plants, and animal fats. The Company tailors the composition of its oils to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the prolific oil-producing capability of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant sugars to the Company’s proprietary oil-producing microalgae in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis” in contrast to the traditional open-pond approaches. The Company’s platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, such as sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the longer term. Furthermore, the Company’s platform allows it to produce and sell specialty bioproducts from the protein, fiber and other compounds produced by microalgae.

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

The Company has an interest in an active joint venture entity that is a variable interest entity (“VIE”). Determining whether to consolidate a VIE in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, requires judgment in assessing (i) whether an entity is a VIE entity and (ii) if the Company is the entity’s primary beneficiary and thus required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

On November 3, 2010, the Company entered into a joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”), with Roquette Frères, S.A. (“Roquette”), 50% owned by the Company and 50% owned by Roquette. The Company determined that this joint venture was a VIE and the Company was not required to consolidate its 50% ownership in this joint venture. Therefore, this joint venture was accounted for under the equity method of accounting. In June 2013, the Company and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved (see Note 8).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for other interim periods or future years.

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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net loss	$(30,703)	$(22,503)	$(83,053)	$(58,522)

Denominator
Weighted-average number of common shares used in net loss per share calculation	64,823,095	60,731,271	62,802,684	60,455,820
Less: Weighted-average shares subject to repurchase	(11,463)	(52,780)	(20,016)	(68,992)

Denominator: basic and diluted	64,811,632	60,678,491	62,782,668	60,386,828

Net loss per share, basic and diluted	$(0.47)	$(0.37)	$(1.32)	$(0.97)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive:

	September 30,
	2013	2012
Options to purchase common stock	10,202,053	9,279,985
Common stock subject to repurchase	8,623	46,277
Restricted stock units	1,909,224	126,168
Warrants to purchase common stock	1,500,000	1,000,000
Shares of common stock to be issued upon conversion of the Notes	9,905,521	—

Total	23,525,421	10,452,430

This table does not reflect the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock, in lieu of cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”). See Note 10.

4. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$54,057	$107	$(11)	$54,153
Asset-backed securities	23,341	9	(23)	23,327
Government and agency securities	19,080	16	(3)	19,093
Mortgage-backed securities	14,596	39	(42)	14,593
Commercial paper	10,993	3	—	10,996
Municipal bonds	4,267	1	(6)	4,262
Certificates of deposit	750	1	—	751

	$127,084	$176	$(85)	$127,175

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$49,545	$203	$(4)	$49,744
Government and agency securities	23,431	43	(27)	23,447
Asset-backed securities	23,079	70	—	23,149
Mortgage-backed securities	12,064	40	(15)	12,089
Commercial paper	1,200	—	—	1,200
Municipal bonds	6,273	13	—	6,286
Certificates of deposit	1,003	1	—	1,004
Floating rate notes	1,266	2	—	1,268

	$117,861	$372	$(46)	$118,187

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$65,364	$65,442	$53,761	$53,852
Due in 1-2 years	29,629	29,664	36,510	36,694
Due in 2-3 years	12,084	12,072	11,847	11,856
Due in 3-4 years	1,000	996	744	746
Due in 4-9 years	7,147	7,145	5,158	5,179
Due in 9-20 years	1,742	1,751	1,032	1,040
Due in 20-32 years	10,118	10,105	8,809	8,820

	$127,084	$127,175	$117,861	$118,187

Marketable securities classified as available-for-sale are carried at fair value as of September 30, 2013 and December 31, 2012. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses was $40.2 million as of September 30, 2013. Gross unrealized losses on available-for-sale securities were $0.1 million as of September 30, 2013 and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $0 as of September 30, 2013. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$8,231	$18,673	$—	$26,904
Marketable securities	2,000	125,175	—	127,175

Total	$10,231	$143,848	$—	$154,079

Financial Liabilities
Derivative liability	$—	$—	$3,909	$3,909
Warrant liability	—	—	1,260	1,260

Total	$—	$—	$5,169	$5,169

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$25,781	$2,829	$—	$28,610
Marketable securities	1,997	116,190	—	118,187

Total	$27,778	$119,019	$—	$146,797

Financial Liability
Warrant liability	$—	$—	$835	$835

The Company had no transactions measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and nine months ended September 30, 2013 and 2012, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Derivative Liability – In January 2013, the Company issued the Notes, which contain an early conversion feature whereby the Note holders have the option of converting their Notes into shares of the Company’s common stock prior to November 1, 2016. With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. This early conversion feature has been identified as an embedded derivative, as described in ASC 815, Derivatives and Hedging. In accordance with ASC 815, Derivatives and Hedging, embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative related to the early conversion feature of the Notes meets these criteria and, as such, must be valued separate and apart from the Notes and recorded at fair value at each reporting period. At each reporting period, the Company records this embedded derivative at fair value, which is included as a component of Convertible Debt on its condensed consolidated balance sheets. The fair value of the embedded derivative is trued up on a recurring basis as Note holders convert their Notes prior to November 1, 2016 and receive the early conversion payment.

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

The following table sets forth the Level 3 inputs to the Monte Carlo simulation model that were used to determine the fair value of the embedded derivative:

	September 30, 2013	Issuance Date
Stock price	$10.79	$6.88
Conversion rate	121.1240	121.1240
Conversion price	$8.26	$8.26
Maturity date	November 1, 2016	November 1, 2016
Risk-free interest rate	1.14%	0.79%
Estimated stock volatility	50%	50%

Changes in certain inputs into the model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the estimated fair value of the embedded derivative as of the issuance date and September 30, 2013 (in thousands):

	September 30, 2013	Issuance Date
Estimated fair value of the embedded derivative	$3,909	$3,124

The $0.8 million increase in the estimated fair value of the embedded derivative between the issue date and September 30, 2013 represents an unrealized loss of $2.4 million that has been recorded as loss from change in fair value of embedded derivative in the condensed consolidated statements of operations for the nine months ended September 30, 2013, net of fair value adjustments related to conversions made prior to November 1, 2016 of $1.6 million.

Warrant Liability – The valuation of the warrant liability above is discussed in Note 8.

The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of September 30, 2013 (in thousands):

Fair value at December 31, 2012	$835
Fair value of derivative liability recorded on measurement date	3,124
Change in fair value recorded as a loss from change in fair value of derivative liability	2,401
Adjustment to fair value of derivative liability related to early conversion of notes	(1,616)
Change in fair value recorded as a loss from change in fair value of warrant liability	425

Fair value at September 30, 2013	$5,169

The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of September 30, 2013 and December 31, 2012 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $113.2 million at September 30, 2013 based upon Level 2 inputs using the midmarket pricing convention (the midpoint price between bid and ask prices), as quoted by Bloomberg.

6. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$1,155	$1,044
Work in process	5,818	4,963
Finished goods	1,509	883

Total inventories	$8,482	$6,890

7. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Plant equipment	$22,485	$18,670
Building and improvements	5,478	5,478
Lab equipment	6,286	5,808
Leasehold improvements	2,673	2,665
Computer equipment and software	3,087	2,681
Furniture and fixtures	583	589
Land	430	430
Automobiles	49	49
Construction in progress	4,426	2,129

Total	45,497	38,499
Less: accumulated depreciation and amortization	(9,815)	(6,274)

Property, plant and equipment—net	$35,682	$32,225

Construction in progress as of September 30, 2013 related primarily to the Peoria and Clinton Facilities and other plant equipment not yet placed in service as of that date, and construction in progress as of December 31, 2012 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of that date.

Depreciation and amortization expense was $1.3 million and $3.6 million for the three and nine months ended September 30, 2013, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2012, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 metric tons) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. See promissory note terms in Note 11. In March 2013, the Company paid in full the outstanding principal on this promissory note. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The fair value of the assets on the purchase date was $10.9 million, which was allocated to plant equipment, building and improvements and land based on their relative fair values. These assets are classified in the table above under plant equipment, building and improvements and land as of September 30, 2013 and December 31, 2012.

The Company capitalized $0.3 million of interest costs associated with plant equipment at its Peoria manufacturing facility for the three and nine months ended September 30, 2012.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Plant commenced in the second quarter of 2012 and commissioning is underway, with expected first commercially saleable product in the first quarter of 2014. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce tailored triglyceride oils primarily for chemical applications. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. The Company and Bunge each contributed capital in the amount of $10.0 million, $5.5 million and $1.8 million, in July 2012, February 2013 and April 2013, respectively, to the Solazyme Bunge JV. The Company’s capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, the Company and Bunge have equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three and nine months ended September 30, 2013, the Company recognized $2.3 million and $4.1 million, respectively, of losses related to its equity method investment in the Solazyme Bunge JV. During the three and nine months ended September 30, 2012, the Company recognized $0.7 million and $1.2 million, respectively, of losses related to its equity method investment in the Solazyme Bunge JV.

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

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $1.3 million warrant liability associated with the unvested Bunge Warrant shares as of September 30, 2013. The fair value of the warrant liability as of September 30, 2013 was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 50%, risk-free interest rate of 2.02%, exercise price of $13.50 and an expected life of 7.59 years. The Company recorded a net unrealized gain related to the change in the fair value of the warrant liability of $0.2 million and a net unrealized loss of $0.4 million during the three and nine months ended September 30, 2013, respectively, and an unrealized gain of $0.7 million and $1.5 million during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, 750,000 of the Bunge Warrant shares had vested.

In addition to forming the Solazyme Bunge JV in April 2012, the Company entered into a Development Agreement with the Solazyme Bunge JV to continue to conduct research and development activities that are intended to benefit the Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that the Solazyme Bunge JV will pay the Company a technology maintenance fee in recognition of the Company’s ongoing research investment in technology that would benefit the Solazyme Bunge JV. The Company also entered into a Technology Service Agreement with the Solazyme Bunge JV under which the Solazyme Bunge JV will pay the Company for technical services related to the operations of the production facility. In the third quarter of 2013, the Solazyme Bunge JV also agreed to pay the Company to support the Solazyme Bunge JV’s commercial activities, including, but not limited to, facilitating supply agreements on behalf of the Solazyme Bunge JV and providing regulatory support.

In November 2012, the Company entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 metric tons under construction in Brazil to 300,000 metric tons by 2016 at select Bunge owned and operated processing facilities worldwide. The Company and Bunge also intend to expand the portfolio of oils to be produced out of the Solazyme Bunge JV facility in Brazil. The expanded field and portfolio of oils would include certain tailored food oils for sale in Brazil, where Bunge is the largest supplier of edible oils through several of its retail brands. The Company and Bunge intend to work together through joint market development to bring new, healthy and nutritious edible oils to the Brazilian market. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $108.8 million based on the exchange rate as of September 30, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company is required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of September 30, 2013, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and nine months ended September 30, 2013.

The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of September 30, 2013 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$2,825	$1,826	$22,482	$0	$108,084

(1)	Includes maximum exposure to loss attributable to the Company’s cancelable bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $15.7 million based on the exchange rate at September 30, 2013) and non-cancellable purchase obligations of R$147.5 million (approximately $65.0 million based on the exchange rate at September 30, 2013).

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

After assessing the recoverability of the Solazyme Roquette JV amounts capitalized on the Company’s balance sheet, the Company recorded charges to Loss From Equity Method Investments in its condensed consolidated statement of operations of $0.7 million for unrecoverable receivables due from the Solazyme Roquette JV, and $0.7 million for unrecoverable capital contributions made to the Solazyme Roquette JV during the nine months ended September 30, 2013.

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

Related Party Transactions

The Company recognized revenues related to its research and development arrangements with its joint venture companies of $3.4 million and $5.1 million during the three and nine months ended September 30, 2013, respectively, and $0.8 million and $1.4 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had receivables of $2.8 million and $2.2 million, respectively, due from the joint venture companies. At September 30, 2013 and December 31, 2012, the Company had unbilled revenues of $1.8 million and $0.8 million, respectively, related to the joint venture companies.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and related liabilities	$7,173	$7,503
Accrued interest	939	—
Accrued professional fees	557	474
Other accrued liabilities	2,251	1,343

Total accrued liabilities	$10,920	$9,320

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

In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever), which expanded its current research and development efforts. In September 2013, the Company and Unilever agreed to extend this joint development agreement through September 30, 2014.

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

Phase 1 of the September 2010 DoD contract was completed in September 2011, and no revenues were recognized subsequent to this period.

With respect to Phase 2 of the September 2010 DoD contract, the Company recognized $0 of revenues in the three months ended September 30, 2013 and 2012, respectively, and $0 and $0.7 million of revenues in the nine months ended September 30, 2013 and 2012, respectively. The Company had no unbilled revenue and deferred revenue balances related to Phase 2 of the agreement as of September 30, 2013 and December 31, 2012.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through March 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the three months ended September 30, 2013 and 2012, the Company recognized revenues of $0 and $2.4 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized revenues of $0 and $8.3 million, respectively. The Company had no deferred revenue balance related to this award as of September 30, 2013 and December 31, 2012. Unbilled revenues related to this award were $0 and $2.1 million as of September 30, 2013 and December 31, 2012, respectively.

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

Bunge —In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extended through May 2013. In September 2013, the Company and Bunge agreed to extend the JDA, effective from May 2013 through September 2014. Pursuant to the JDA, the Company and Bunge will jointly develop microbe-derived oils, and explore the production of such oils from Brazilian sugarcane feedstock. The JDA also provides for Bunge to provide research funding to the Company through September 2014, payable quarterly in advance throughout the research term. The Company accounts for the

JDA as an obligation to perform research and development services for others in accordance with ASC 730-20, Research and Development Arrangements, and records the payments for the performance of these services as revenue in its consolidated statement of operations. The Company recognizes revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort incurred. The cumulative amount of revenue recognized under the JDA is limited by the amounts the Company is contractually obligated to receive as cash reimbursements.

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable tailored oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 8).

ADM—In November 2012, the Company and ADM entered into a Strategic Collaboration Agreement (the “Collaboration Agreement”), establishing a collaboration for the production of tailored triglyceride oil products at the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”). The Clinton Facility will produce tailored triglyceride oil products using the Company’s proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company will pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in Company common stock. In March 2013, the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of a portion of the Clinton facility. The Company currently anticipates that commercial production at the Clinton Facility will begin by early 2014. Downstream processing of products produced at the Clinton Facility is being done at a facility in Galva, Iowa (Galva Facility) operated by a wholly owned subsidiary of American Natural Processors, Inc. The initial target nameplate capacity of the Clinton Facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. The parties are also working together to develop markets for the products produced at the Clinton Facility.

In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, the Company shall grant to ADM a warrant (“ADM Extension Warrant”) covering an additional 500,000 shares of the Company’s common stock upon the extension of the Collaboration Agreement for each further five year term, which shall vest in equal monthly installments over the applicable five year extension term. The measurement date of the ADM Warrant was established in July 2013 when the Company agreed that vesting of the ADM Warrant would commence in November 2013; therefore, it was determined that the future performance to earn the ADM Warrant shares was probable. The Company recognizes on a straight-line basis, the fair value of the ADM Warrant to rent expense beginning on the measurement date and over the lease term.

During the three and nine months ended September 30, 2013, the Company recorded rent expense related to the ADM Warrant of $30,000, equal to the estimated fair value of the ADM Warrant amortized over the lease term since the measurement date. The estimated fair value of the ADM Warrant was determined using the Black-Scholes option pricing model based upon the following assumptions: volatility of 60%, risk-free interest rate of 1.36%, exercise price of $7.17, and an expected remaining life of 5.5 years. As of September 30, 2013, none of the ADM Warrant shares had vested.

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

11. DEBT

A summary of the Company’s debt as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012	Maturity Date
Secured and unsecured debt
Equipment note	$85	$129	January 2015
Silicon Valley Bank term loan	—	11,233	March 2013
Peoria facility note	—	3,606	February 2013
HSBC facility	10,369	—	March 2015

Total secured and unsecured debt	10,454	14,968
Convertible senior subordinated notes	81,779	—	February 2018

Total debt	92,233	14,968
Add:
Fair value of embedded derivative	3,909	—
Less:
Unamortized debt discount	(4,848)	—
Current portion of debt	(63)	(7,331)

Long-term portion of debt	$91,231	$7,637

Total interest costs incurred related to the Company’s total debt was $1.3 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. Total interest costs capitalized during the three and nine months ended September 30, 2013 was $0.2 million and $0.8 million, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which has activities in progress necessary to commence its planned principal operations. The Company was in compliance with all debt covenants as of September 30, 2013 and December 31, 2012.

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

The net proceeds from the Note offering were approximately $119.3 million, after deducting discounts to the initial purchaser of $5.3 million and debt issue costs of $0.4 million. Debt discounts incurred with the issuance of the Notes are recorded on the condensed consolidated balance sheets as a reduction to the associated Note balance. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Note using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method. The Company is currently using the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.

The Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of the Company’s common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock). With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. As of September 30, 2013, $43.2 million of the Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. The Company settled the early conversion payments in shares of the Company’s common stock. The Company issued 5,541,597 shares of its common stock upon early conversions of the Notes during the three and nine months ended September 30, 2013.

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

HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. As of September 30, 2013, $10.4 million was outstanding under the HSBC facility. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, $8.8 million of the HSBC facility remained available as of September 30, 2013.

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

Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the Facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.8% as of September 30, 2013. The maturity date of the facility is March 26, 2015. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.

In addition to the financial covenants and covenants related to the indenture referenced above, the Company is subject to customary affirmative and negative covenants and events of default under the HSBC facility including certain restrictions on borrowing. If an event of default occurs and continues, HSBC may declare all outstanding obligations under the HSBC facility immediately due and payable, with all obligations being immediately due and payable without any action by HSBC upon the occurrence of certain events of default or if the Company becomes insolvent.

12. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these subleases results in a net deferred rent asset or a net deferred rent liability at each reporting period. The Company had a net deferred rent liability of $0.2 million as of September 30, 2013 and $0.7 million as of December 31, 2012.

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and the lease commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real (approximately $13,500 based on the exchange rate at September 30, 2013) per month as a result of the annual inflation adjustment.

The Company entered into an auto lease agreement in February 2012. This lease agreement contains an early cancellation penalty equal to 50% of the remaining lease value. The remaining lease value as of September 30, 2013 was 228,000 Brazilian Real (approximately $101,000 based on the exchange rate at September 30, 2013).

The Company entered into a Strategic Collaborative Agreement with ADM in November 2012 (See Note 10). The Company will pay ADM annual fees for the use and operation of a portion of the Clinton Facility, a portion which may be paid in the Company’s common stock. In January 2013 and November 2013, the Company made the first and second payments to ADM in both cash and by issuing 347,483 shares and 423,278 shares, respectively, of its common stock, which was or will be recorded to deferred rent and equity. The common stock and cash payments under the Strategic Collaboration Agreement are accounted for as an operating lease. In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, the Company shall grant to ADM a warrant (“ADM Extension Warrant”) covering an additional 500,000 shares of the Company’s common stock upon the extension of the Collaboration Agreement for each further five year term, which shall vest in equal monthly installments over the applicable five year extension term. The exercise price of the ADM Warrant is $7.17 per share and expires in January 2019. In July 2013, the measurement date for the ADM Warrant was established (See Note 10).

Rent expense was $2.1 million and $4.5 million for the three and nine months ended September 30, 2013, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2012, respectively.

Contractual Obligations—As of September 30, 2013 the Company had non-cancelable purchase obligations of $3.7 million.

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

In February 2013, the Solazyme Bunge JV entered a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $108.8 million based on the exchange rate as of September 30, 2013) which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company is required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of September 30, 2013 the bank guarantee was in place and the corporate guarantee was not. See also Note 8.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of September 30, 2013, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

13. STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans include the Second Amended and Restated Equity Incentive Plan (the “2004 EIP”), the 2011 Equity Incentive Plan (the “2011 EIP”) and the Employee Stock Purchase Plan (the “2011 ESPP”). On May 25, 2011, in conjunction with the Company’s initial public offering, the 2004 EIP terminated so that no further awards may be granted under the 2004 EIP. Although the 2004 EIP terminated, all outstanding awards will continue to be governed by their existing terms. The plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. The Board of Directors has delegated certain authority to the Compensation Committee with respect to administration of the plans. See Note 14 to the Company’s Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information related to these stock-based compensation plans.

The following table summarizes the components and classification of share-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$3,073	$3,187	$9,601	$9,411
RSUs/RSAs	1,728	446	4,114	1,248
PSUs	264	102	334	649
ESPP	166	8	403	250

Stock-based compensation expense	$5,231	$3,743	$14,452	$11,558

Research and development	$1,544	$1,001	$4,111	$2,939
Sales, general and administrative	3,687	2,742	10,341	8,619

Stock-based compensation expense	$5,231	$3,743	$14,452	$11,558

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 8,623 and 34,832 shares of common stock subject to repurchase as of September 30, 2013 and December 31, 2012, respectively. The Company’s liability related to common stock subject to repurchase was $13,000 and $39,000 as of September 30, 2013 and December 31, 2012, respectively, and was recorded in other liabilities in the condensed consolidated balance sheets.

Common Stock Warrants

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of September 30, 2013, 750,000 of the warrant shares had vested. Refer to Note 8 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.

In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013. The warrant expires in January 2019. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of the Clinton facility. In November 2013, the Company issued 423,278 shares of its common stock to ADM upon the exercise by ADM of one of the series of warrants to receive a payment in cash, stock or combination thereof, for the use and operation of a portion of the Clinton Facility. See Note 10 and Note 12.

Performance-Based Restricted Stock Units—The Company granted 100,000 performance-based restricted stock units (“PSUs”) to an employee in the year ended December 31, 2012, the vesting of which is contingent upon the achievement of pre-determined performance-based milestones. If the performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed.

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

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial and operating performance, future selling prices and margins for our products, attributes and performance of our products, manufacturing capacity, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below, those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).

Overview

We make oils. Our proprietary technology transforms a range of plant-based sugars into high-value oils and innovative microalgal food ingredients. Our renewable products can replace or enhance oils derived from the world’s three existing sources—petroleum, plants and animal fats. We are also able to tailor the composition of our oils to address specific customer requirements, offering superior performance characteristics and additional value. Our oils can address the major markets served by conventional oils, which represented an opportunity of over $3 trillion in 2011. Initially, we are commercializing our products into three target markets: (1) chemicals and fuels, (2) nutrition and (3) skin and personal care.

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

We expect our products to generate attractive margins in our target markets. We anticipate that the average selling prices of our products will capture the enhanced value of our tailored oils. Based on the technology milestones we have demonstrated, we believe the conversion cost profile we have achieved to date will, when implemented at scale, enable us to profitably engage in our target markets when implemented at full-scale.

We have scaled up our technology platform and have successfully operated at lab (3-15 liter), pilot (600-1,000 liter), demonstration (20,000 liter) and commercial (approximately 500,000 liter) fermenter scale. Our achievement of the following milestones demonstrates the ongoing development of our platform:

•	The establishment of our pilot plant in South San Francisco, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, has enabled us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•	Since 2007, the operation of our fermentation process in commercial-sized standard industrial fermentation equipment (75,000 liter) accessed through manufacturing partners.

•	Since 2009, the operation of downstream processing equipment at facilities in Iowa and Kentucky where we use commercially-sized, standard plant oil recovery equipment to recover the oil at low cost and high volume.

•	In 2012, the successful commissioning of our first fully integrated bio-refinery (IBR) in Peoria, Illinois (Peoria Facility), to produce algal oils. The IBR was partially funded with a federal grant that we received from the U.S. Department of Energy (DOE) to demonstrate integrated commercial-scale production of renewable algal-based fuels. The plant has a nameplate capacity of two million liters of oil annually and provides an important platform for continued work on feedstock flexibility. In 2012, we began commercial fermentation of our Alguronic Acid production at the Peoria Facility and we transferred a significant amount of our fermentation production of Alguronic Acid from contract manufacturers to the Peoria Facility. In the second half of 2013 the plant was modified to address our production requirements for sampling and market development needs for both whole algal flour and whole algal protein products.

•	In April 2012, our entrance into a Joint Venture Agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate an oil production facility adjacent to Bunge’s sugarcane mill in Moema, Brazil, with an annual expected name plate capacity of 100,000 metric tons. The construction of the Solazyme Bunge JV’s production facility began in the second quarter of 2012 and commissioning is underway, with expected first commercially saleable product in the first quarter of 2014.

•	In November 2012, our execution of a strategic collaboration agreement with Archer-Daniels-Midland Company (ADM) to produce tailored triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We and ADM will also work together to develop markets for products produced at the Clinton Facility. Starting in the third quarter of 2013, downstream processing of biomass produced at the Clinton facility is being done at a facility in Galva, Iowa (Galva Facility) operated by a wholly owned subsidiary of American Natural Processors, Inc.

•	In 2012 and 2013, we successfully completed fermentations of multiple oil-producing algal strains at the Clinton Facility. In these fermentation runs, we achieved commercial scale production metrics, exhibited linear scalability of our process from laboratory scale, and demonstrated the ability to run at this scale without contamination. The fermentation runs were conducted in approximately 500,000-liter vessels, which are about four times the scale of the vessels at our Peoria Facility. We expect that commercial products will be available from the Clinton and Galva Facilities by early 2014.

To date, our revenues have been generated from research and development programs and commercial sale of our skin and personal care products. Our research and development programs have been conducted primarily under key agreements with government agencies and commercial partners and starting in 2013 we have executed definitive commercial supply agreements with commercial partners, such as our supply agreement with Unilever. We have developed a portfolio of innovative skin care products based on our proprietary active ingredient, Alguronic Acid®. These products have been available internationally in the luxury market since March 2011 and are currently sold to consumers online and via distribution arrangements with Sephora, QVC Inc., Space NK and others. These arrangements provide marketing support and access to more than 1,350 retail stores worldwide. We expect to continue expanding distribution through the end of 2013. In November 2013, we launched EverDeep™, a new anti-aging skincare line that is distributed directly to consumers targeted through direct response infomercials via television broadcasts and the Internet.

Our total revenues have increased in each of the last three fiscal years, growing from $38.0 million in 2010, to $39.0 million in 2011 to $44.1 million in 2012. In the nine months ended September 30, 2013, our revenues were $28.5 million compared to $35.7 million in the nine months ended September 30, 2012. Our revenues from development agreements with strategic partners decreased due to timing of agreements that ended and new agreements entered into with strategic partners. In general, we expect that our R&D program revenues will continue as work with our strategic partners under our existing and new R&D agreements enables important market development activities. In the near term, we expect government program revenues to decrease substantially compared to prior periods. We expect a larger percentage of our total revenues to be generated from product sales as we scale up our manufacturing capacity.

We incurred net losses of $16.4 million, $54.0 million and $83.1 million in 2010, 2011 and 2012, respectively. Our net loss was $83.1 million for the nine months ended September 30, 2013. In the near term, we anticipate that we will continue to incur net losses as we continue our research and development activities to further build on our library of oils that address the chemicals and fuels, nutrition and skin and personal care markets, continue work on feedstock flexibility and scaling of new tailored oils, nutrition ingredients and skin and personal care products in the marketplace and support commercialization activities for our products. In addition, as we continue to scale our capacity by entering into manufacturing capacity and joint venture agreements with other feedstock producers, we may incur additional net losses associated with the build-out and initial operations of those production facilities.

Through a combination of partnerships and internal development, we plan to scale rapidly. We expect that commercial products will be available from the Clinton and Galva Facilities by early 2014. Our Peoria Facility continues to provide an important platform for continued work on feedstock flexibility and has been modified to address production requirements for sampling and market development needs for both whole algal flour and whole algal protein products. In addition, we are currently in discussions with additional potential feedstock and manufacturing partners in Europe, Latin America and the United States to co locate oil production at their mills.

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

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge that extended through May 2013. In September 2013, the Company and Bunge agreed to extend the JDA, effective from May 2013 through September 2014. Pursuant to the JDA, we and Bunge are jointly developing microbe-derived oils, and exploring the production of such oils from Brazilian sugarcane feedstock.

In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable tailored oils production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce our tailored triglyceride oils primarily for chemical applications. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 metric tons of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and commissioning is underway, with expected first commercially saleable product in the first quarter of 2014. The Solazyme Bunge JV is jointly financed by us and Bunge. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (BNDES), funding which supports the production facility in Brazil, including a portion of the construction costs of the Solazyme Bunge JV Plant. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV).

In addition to forming the Solazyme Bunge JV in April 2012, we entered into a Development Agreement with the Solazyme Bunge JV to continue research and development activities that are intended to benefit the Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that the Solazyme Bunge JV will pay us a technology maintenance fee in recognition of our ongoing research investment in technology that would benefit the Solazyme Bunge JV. We also entered into a Technology Service Agreement with the Solazyme Bunge JV under which the Solazyme Bunge JV will pay us for technical services related to the operations of the Plant, including, but not limited to, engineering support for Plant operations, operation procedure consultation, product analysis and microbe performance monitoring and assessment. In the third quarter of 2013, the Solazyme Bunge JV also agreed to pay us to support its commercial activities, including, but not limited to, facilitating supply agreements on behalf of the Solazyme Bunge JV and providing regulatory support.

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

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we will pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we granted to ADM a warrant to purchase 500,000 shares of our common stock in January 2013, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton facility. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year with the goal to further expand production to 100,000 metric tons per year. We are also working together to develop markets for the products produced at the Clinton Facility. Starting in the second half of 2013, downstream processing of products produced at the Clinton Facility is being done at the Galva Facility.

Mitsui. In February 2013, we entered into a multi-year agreement with Mitsui & Co., Ltd. (Mitsui) to jointly develop triglyceride oils for use primarily in the oleochemical industry. The agreement includes further development of our myristic oil, a valuable raw material in the oleochemical industry, and additional oils that we are developing for the oleochemical and industrial sectors. End use applications may include renewable, high-performance polymer additives for plastic applications, lubricants and toiletry and household products.

Chevron. We have entered into multiple research and development agreements with Chevron to conduct research related to algal technology in the fields of diesel fuel, lubes and additives and coproducts. Under the terms of the most recent agreement, we successfully completed all defined deliverables against the active Chevron research program which was funded through June 30, 2012.

US Navy. In September 2010, we entered into a firm fixed price research and development contract with the Department of Defense (DoD), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 567,812 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. This contract is the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. We completed the first phase of our 567,812 liter contract in July 2011, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy for their testing and certification program. In August 2011, the DoD exercised its option to pursue the second phase of the current DoD contract, which called for the delivery of the remainder of the 283,906 liters of HRF-76 marine diesel for the US Navy’s testing and certification program. We completed the second phase of our contract in June 2012, with the delivery of 283,906 liters of HRF-76 marine diesel to the US Navy.

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

Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement together) which expanded our current research and development efforts. In September 2013, we and Unilever agreed to extend this joint development agreement through September 30, 2014.

Financial Operations Overview

Revenues

To date, we have focused on building our corporate infrastructure, developing our core technology and designing a manufacturing process to scale up our biotechnology platform to position us in our target markets. Prior to our agreement with Roquette, which generated license fees, our revenues were primarily from collaborative research and government grants. We expect to sell our products in the future into three target markets: chemicals and fuels; nutrition; and skin and personal care. The products that we sell and intend to sell into our target markets have significantly different selling prices, volumes and expected contribution margins. We expect our product revenues in the near term to be comprised almost entirely from the sale of products into the skin and personal care market. We expect that this market will provide us with the highest gross margin of our three target markets. In the longer term, we expect that a significant portion of our revenues will come from the chemicals and fuels and nutrition markets, which have lower, but still attractive, margins and higher volumes.

To date our revenues have consisted of research and development program revenues and license fees, and beginning in the first quarter of 2011, included product revenues.

•	Research and Development Program Revenues

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with governmental agencies and commercial partners. These R&D programs are entered into pursuant to grants and agreements that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 55% and 52% of our total revenues for the three and nine months ended September 30, 2013, respectively, as compared to 56% and 67% of our total revenues for the three and nine month periods ended September 30, 2012, respectively. Revenues from government grants and agreements represented 1% and 2% of total R&D program revenues for the three and nine months ended September 30, 2013, respectively, as compared to 54% and 55% of total R&D program revenues for the three and nine months ended September 30, 2012, respectively. Revenues from commercial and strategic partner development agreements represented 99% and 98% of total R&D program revenues for the three and nine months ended September 30, 2013, respectively, as compared to 46% and 45% of total R&D program revenues in the three and nine months ended September 30, 2012, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK, as well as direct-to-consumer sales via the Internet. We may also launch the Algenist® product line in additional geographies and/or through additional distribution channels. Product revenues represented 45% and 48% of our total revenues for the three and nine months ended September 30, 2013, respectively. Product revenues represented 44% and 33% of our total revenues for the three and nine months ended September 30, 2012, respectively.

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

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third-party contract manufacturing, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies. We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce tailored, high-value oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity. Our research and development efforts are devoted to both internal and external product and process development projects. Our external research and development projects include research and development activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. Internal research activities and projects focus on (1) strain screening, improvement and optimization in order to provide a detailed inventory of individual strain outputs under precisely controlled conditions; (2) process development aimed at reducing the cost of oil production; and (3) scale-up of commercial scale production. Our Peoria Facility, which we acquired in May 2011, commenced fermentation operations in the fourth quarter of 2011, and we successfully commissioned our first integrated biorefinery in June 2012 under our DOE program. We intend to use our Peoria Facility for joint development activities, to provide samples for market development as well as for commercial production for certain high-value products. In November 2012 we also entered into an agreement with ADM to utilize a portion of ADM’s existing commercial-scale production facility. We expect that our research and development expenses will increase in the near term as we scale up to commercial production.

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

Interest Expense

Interest expense consists primarily of interest related to our debt. As of September 30, 2013 and December 31, 2012, our outstanding debt, net of debt discounts, was approximately $91.2 million and $15.0 million, respectively. We expect interest expense to increase primarily as a result of issuing $125.0 million of 6.00% convertible senior subordinated notes due 2018 (the Notes) in January 2013, and to fluctuate with changes in our debt obligations.

Gain (Loss) from Change in Fair Value of Warrant Liability

Gain (loss) from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our condensed consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. The redeemable convertible stock warrants were converted into common stock or common stock warrants upon the close of our initial public offering in June 2011, and the related preferred stock warrant liability of $6.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of September 30, 2013, and will be remeasured to fair value at each balance sheet date until the warrant shares have vested.

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

In the nine months ended September 30, 2013, we recorded a loss of $1.4 million to Income (loss) from equity method investments, net related to the dissolution of the Solazyme Roquette JV.

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

Convertible Debt and Embedded Derivative

In January 2013, we issued $125.0 million aggregate principal amount of Notes. The terms of the Notes include, among others, that if a conversion occurs prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where we may be required to increase the conversion rate as described in Note 11 to the condensed consolidated financial statements) in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. As of September 30, 2013, $43.2 million of the Notes had been converted into approximately 5.2 million shares of our common stock and were reclassified from long-term debt to stockholders’ equity in our condensed consolidated balance sheets. We elected to settle the early conversion payments related to the Notes in shares of our common stock, and accordingly issued approximately 0.3 million shares of our common stock as of September 30, 2013.

We evaluated the embedded derivative resulting from the early conversion payment feature within the indenture for bifurcation from the notes. The early conversion feature was not deemed clearly and closely related to the Notes and was bifurcated as an embedded derivative. We estimated the fair value of this embedded derivative liability using a Monte Carlo simulation model and classified it as a non-current liability in our condensed consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The fair value of the embedded derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability. Early conversion payments in cash or common stock are also recorded to the change in the fair value of the derivative liability upon the early conversion of the Notes.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

	Three Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Revenues:
Research and development programs	$5,824	$4,810	$1,014
Net product revenue	4,797	3,773	1,024

Total revenues	$10,621	$8,583	$2,038

Our total revenues increased by $2.0 million in the third quarter of 2013 compared to the same period in 2012, due to a $1.0 million increase in R&D program revenue and $1.0 million of increased Algenist® product sales in the third quarter of 2013 compared to the same period in 2012.

R&D program revenues increased by $1.0 million, due to a $3.6 million increase in revenues from development agreements with strategic partners and the Solazyme Bunge JV, partially offset by a $2.5 million decrease in government program revenues.

Net Algenist® product revenue increased in the third quarter of 2013 compared to the same period in 2012 primarily due to new product offerings and increased consumer demand.

Our government program revenues decreased in the third quarter of 2013 compared to the same period in 2012, primarily due to the completion of the integrated biorefinery build out at our Peoria facility in mid-2012 under the DOE grant and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of the first quarter of 2014. We are fully funding the remaining costs to complete the objectives of the DOE award.

Our revenues from development agreements with strategic partners increased due to timing of agreements that we entered into and completed since late 2011. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. In the near term, we don’t expect government program revenues to increase.

As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities.

Cost of Product Revenues

	Three Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Cost of revenue:
Product	$1,450	$1,331	$119

Gross profit:
Product	$3,347	$2,442	$905

Cost of product revenue increased slightly in the third quarter of 2013 compared to the same period in 2012, and sales of Algenist® products increased by $1.0 million in the third quarter of 2013 compared to the same period in 2012. Gross margins increased from 65% in the third quarter of 2012 to 70% in the third quarter of 2013 due primarily to changes in customer and product mix in the third quarter of 2013 compared to the same period in 2012.

Operating Expenses

	Three Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Operating expenses:
Research and development	$17,556	$16,534	$1,022
Sales, general and administrative	15,708	13,849	$1,859

Total operating expenses	$33,264	$30,383	$2,881

Research and Development Expenses

Our research and development expenses increased by $1.0 million in the third quarter of 2013 compared to the same period in 2012, due primarily to $3.6 million of costs incurred to scale up our industrial fermentation process at the Clinton Facility and downstream processing at the Galva Facility in the third quarter of 2013 and increased personnel-related and facilities-related costs of $1.7 million and $0.2 million, respectively, partially offset by decreased R&D program costs of approximately $4.5 million. Personnel and facilities-related costs increased in the third quarter of 2013 compared to the same period in 2012 as a result of headcount growth to support ADM and Peoria manufacturing scale up and collaborative research activities with commercial partners. Certain R&D program costs decreased in the third quarter of 2013 compared to the same period in 2012 due primarily to the completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012 and third-party contractor costs incurred for certain collaboration activities with commercial partners in the third quarter of 2012. Personnel-related costs include non-cash stock-based compensation expense of $1.5 million in the third quarter of 2013 compared to $1.0 million in the same period in 2012. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at the Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility. We expect that as we ramp up our activities with ADM and other third party contractors, our costs will continue to increase for the remainder of 2013.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $1.9 million in the third quarter of 2013 compared to the same period in 2012, primarily due to increased personnel-related costs of $2.3 million associated with headcount growth. Personnel-related costs include non-cash stock-based compensation of $3.7 million in the third quarter of 2013 compared to $2.7 million in the same period in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Three Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$347	$524	$(177)
Interest expense	(1,961)	102	2,063
Loss from equity method investment	(2,360)	(683)	1,677
Gain from change in fair value of warrant liability	200	685	(485)
Loss from change in fair value of derivative liability	(2,836)	—	2,836

Total other income (expense), net	$(6,610)	$628	$(7,238)

Interest and Other Income, net

Interest and other income, net decreased by $0.2 million in the third quarter of 2013 compared to the same period in 2012, primarily due to decreased investment yields on investment balances. We expect our interest and other (expense) income, net to fluctuate with changes in the mix of our cash and investment balances.

Interest expense

Interest expense increased by $2.1 million in the third quarter of 2013 compared to the same period in 2012, due primarily to $2.3 million of increased interest expense related to the issuance of the Notes in January 2013, partially offset by $0.2 million of capitalized interest related to the investment in our Solazyme Bunge JV. We expect interest expense and amortization of debt discounts and debt issue costs to increase due to the issuance of the Notes in January 2013, net of early conversions of the Notes (see Note 11 to our condensed consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $1.7 million in the third quarter of 2013 compared to the same period in 2012, due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil and hire additional headcount to support its operations.

Gain from Change in Fair Value of Warrant Liability

Gain from the change in fair value of warrant liability decreased by $0.5 million in the third quarter of 2013 compared to the same period in 2012, due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $2.8 million for the three months ended September 30, 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013 of $0.8 million and fair value adjustments related to early conversions made prior to November 1, 2016 of $2.0 million. At each reporting period, we record this embedded derivative at fair value which is included as a component of the Notes on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will decrease if Note holders convert prior to November 2016, and will also fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model.

Results of Operations

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

	Nine Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Revenues:
Research and development programs	$14,764	$23,838	$(9,074)
Net product revenue	13,712	11,846	1,866

Total revenues	$28,476	$35,684	$(7,208)

Our total revenues decreased by $7.2 million in the nine months ended September 30, 2013 compared to the same period in 2012, due primarily to a $9.1 million decrease in R&D program revenue, partially offset by $1.9 million of increased Algenist® product sales in the nine months ended September 30, 2013 compared to the same period in 2012.

R&D program revenues decreased by $9.1 million, due primarily to a $12.8 million decrease in government program revenues, partially offset by $3.7 million of increased revenues from development agreements with strategic partners and the Solazyme Bunge JV.

Net Algenist® product revenue increased in the third quarter of 2013 compared to the same period in 2012 primarily due to new product offerings and increased consumer demand.

Our government program revenues decreased in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the completion of the integrated biorefinery build out at our Peoria facility in mid-2012 under the DOE grant, delivery of our commitment of algal oil under the Dynamic Fuels subcontract in the first half of 2012 and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funding up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program in our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and we are in the process of completing the remaining objectives outlined in the program.

Our revenues from development agreements with strategic partners decreased in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to timing of agreements that ended and new agreements entered into since late 2011. During the nine months ended September 30, 2013, we recorded $5.3 million primarily related to milestone achievements with one of our strategic partners. In general, we expect that our R&D program revenues will continue as work with our strategic partners in our existing and new R&D agreements enables important market development activities. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities. In the near term, we don’t expect government program revenues to increase.

Cost of Product Revenues

	Nine Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Cost of revenue:
Product	$4,400	$3,907	$493

Gross profit:
Product	$9,312	$7,939	$1,373

Cost of product revenue increased by $0.5 million in the nine months ended September 30, 2013 compared to the same period in 2012, and sales of Algenist® products increased by $1.9 million in the nine months ended September 30, 2013 compared to the same period in 2012. Gross margins increased slightly from 67% in the nine months ended September 30, 2012 to 68% in the nine months ended September 30, 2013.

Operating Expenses

	Nine Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Operating expenses:
Research and development	$46,191	$50,276	$(4,085)
Sales, general and administrative	46,010	41,628	$4,382

Total operating expenses	$92,201	$91,904	$297

Research and Development Expenses

Our research and development expenses decreased by $4.1 million in the nine months ended September 30, 2013 compared to the same period in 2012, due primarily to decreased R&D program and third-party contractor costs of approximately $15.1 million, partially offset by $5.9 million of costs incurred to scale up our industrial fermentation process at the Clinton Facility and downstream processing at the Galva Facility, and increased personnel-related and facilities-related costs of $3.7 million and $1.3 million, respectively. R&D program and third-party contractor costs decreased in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to decreased costs related to the completion of construction of the integrated biorefinery program in 2012 and third-party contractor costs incurred to complete the delivery our commitment of algal oil under the Dynamic Fuels subcontract and to complete the second phase of our 2011 DoD fuels testing and certification contract in June 2012. In the fourth quarter of 2012, we started validation and scale-up work at the Clinton Facility, resulting in $4.4 million of costs incurred to scale up our industrial fermentation process at such facility in the nine months ended September 2013. Personnel-related and facilities-related costs increased as a result of headcount growth to support the Clinton Facility and Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $4.1 million in the nine months ended September 30, 2013 compared to $2.9 million in the same period in 2012. We plan to continue to make significant investments in research and development for the foreseeable future as we continue to develop our algal strain screening and optimization process, continue to validate and scale up our industrial fermentation manufacturing processes at the Clinton Facility, pursue process development improvements and continue to maximize production efficiencies at our Peoria Facility. We expect that as we ramp up our activities with ADM and other third party contractors, our costs will increase for the remainder of 2013.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $4.4 million in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to increased personnel-related expenses of $5.5 million, partially offset by decreased marketing and promotional costs of $1.2 million. Personnel-related and facilities-related costs increased due to headcount growth. Personnel-related costs include non-cash stock-based compensation of $10.3 million in the nine months ended September 30, 2013 compared to $8.6 million in the same period in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel to support the anticipated growth of our business domestically and in Brazil.

Other Income (Expense), Net

	Nine Months ended September 30,
	2013	2012	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$1,066	$1,626	$(560)
Interest expense	(5,642)	(364)	5,278
Loss from equity method investment	(5,541)	(1,193)	4,348
(Loss) gain from change in fair value of warrant liability	(425)	1,536	(1,961)
Loss from change in fair value of derivative liability	(4,386)	—	4,386

Total other income (expense), net	$(14,928)	$1,605	$(16,533)

Interest and Other Income, net

Interest and other income, net decreased by $0.6 million in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to decreased investment yields on investment balances. We expect our interest and other (expense) income, net to fluctuate with changes in the mix of our cash and investment balances.

Interest expense

Interest expense increased by $5.3 million in the nine months ended September 30, 2013 compared to the same period in 2012, due to $6.1 million of increased interest expense resulting primarily from the issuance of the Notes in January 2013, partially offset by $0.8 million of interest capitalized to our investment in the Solazyme Bunge JV. We expect interest expense and amortization of debt discounts and debt issue costs to increase due to the issuance of the Notes in January 2013, net of early conversions of the Notes (see Note 11 to our condensed consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $4.3 million in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV of $2.9 million and a $1.4 million loss related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues to construct a commercial-scale production facility in Brazil and hire additional headcount to support its operations.

(Loss) gain from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability increased by $2.0 million in the nine months ended September 30, 2013 compared to the same period in 2012, due to the change in the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $4.4 million for the nine months ended September 30, 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013 of $2.4 million and fair value adjustments related to early conversions made prior to November 1, 2016 of $2.0 million. At each reporting period, we record this embedded derivative at fair value which is included as a component of the Notes on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will decrease if Note holders convert prior to November 2016, and will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$67,180	$30,818
Marketable securities	127,175	118,187

Cash, cash equivalents and marketable securities increased by $45.4 million in the nine months ended September 2013, primarily due to $119.2 million of net cash proceeds received from the issuance of the Notes (net of $5.3 million of debt discounts and $0.5 million of debt issue costs) and $10.4 million of proceeds received from borrowings under the HSBC revolving facility, partially offset by cash used in operating activities of $56.9 million, $14.9 million of repayments under loan agreements, $7.4 million of capital contributed to the Solazyme Bunge JV and $6.5 million of property and equipment purchases.

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(56,917)	$(52,266)
Net cash (used in) provided by investing activities	(25,680)	50,099
Net cash provided by (used in) financing activities	118,949	(1,846)

Sources and Uses of Capital

Since our inception, we have incurred significant net losses, and, as of September 30, 2013, we had an accumulated deficit of $273.0 million. We anticipate that we will continue to incur net losses as we continue our scale-up activities, support commercialization activities for our products and expand our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making significant investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as a result of operating as a publicly-traded company. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.

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

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce tailored oils from sugar feedstock provided by Bunge. Through September 2013, we contributed approximately $17.3 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $108.8 million based on the exchange rate as of September 30, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We are currently in discussions with additional potential feedstock and manufacturing partners in Europe, Latin America and the United States to co locate oil production at their mills. Depending on the specifics of each partner discussion, we may choose to deploy some portion of the equity capital required to construct additional production facilities, as such capital contribution may influence the scope and timing of our relationship. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

In November 2012, we entered into a strategic collaboration agreement with ADM, whereby we have agreed to pay ADM annual fees for use and operation of a portion of its commercial scale facility in Clinton, Iowa, a portion of which may be paid in our common stock. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. In January 2013 and November 2013, we made payments to ADM in both common stock and cash.

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

In January 2013, we issued $125.0 million aggregate principal amount of Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the Notes prior to maturity. The initial conversion price is approximately $8.26 per share of common stock and, under certain circumstances, the Note holders will be entitled to additional payments upon conversion. The Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes. In the event the Notes are converted prior to November 1, 2016 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. Certain Note holders elected to convert their Notes prior to November 2016 and, as of September 30, 2013, we had issued approximately 5.5 million shares of our common stock to settle both the Note conversions and early conversion payments. We had $80.8 million aggregate principal amount of Notes outstanding as of September 30, 2013.

On March 26, 2013, we entered into a loan and security agreement with HSBC Bank, USA, National Association (HSBC) that provides for a $30.0 million revolving facility (the HSBC facility) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture dated as of January 24, 2013 (the indenture) by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. As of September 30, 2013, $10.4 million was outstanding under the HSBC facility and we were in compliance with all the financial covenants under the loan. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, $8.8 million of the HSBC facility remained available as of September 30, 2013.

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

Cash Flows from Operating Activities

Cash used in operating activities of $56.9 million in the nine months ended September 30, 2013 reflect a loss of $83.1 million, and a net change of $4.8 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $31.0 million. Non-cash charges primarily included $14.5 million of stock-based compensation, a $5.5 million loss on equity method investments, $4.4 million related to the revaluation of our derivative liability, $3.6 million of depreciation and amortization, $1.3 million of net amortization of premiums on marketable securities and $1.2 million of debt discount and loan fee amortization. The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $6.3 million, increased deferred revenues of $2.2 million, increased inventories of $1.6 million, and increased accounts payable and accrued liabilities of $0.9 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in the nine months ended September 30, 2013 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under our R&D programs. Inventories increased to meet increased consumer demand and due to the expansion of our skincare line. The net decrease in accounts payable and accrued liabilities was due to payments made for employee bonuses and expenditures made to complete the buildout of the integrated biorefineries (in Peoria and in the South San Francisco pilot plant) partially funded by the DOE and CEC, partially offset by interest accrued on our Notes.

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

Cash Flows from Investing Activities

In the nine months ended September 30, 2013, cash used in investing activities was $25.7 million, primarily as a result of $10.9 million of net marketable securities purchases, $7.4 million of capital contributed to the Solazyme Bunge JV and the Solazyme Roquette JV and $6.5 million of capital expenditures related primarily to equipment installed at the Clinton Facility.

In the nine months ended September 30, 2012, cash provided by investing activities was $50.1 million, primarily as a result of $71.1 million of net marketable securities maturities, partially offset by $10.0 million of capital contributed to the Solazyme Bunge JV and $11.0 million of capital expenditures related primarily to the construction of the Peoria Facility.

Cash Flows from Financing Activities

In the nine months ended September 30, 2013, cash provided by financing activities was $118.9 million, primarily due to $119.2 million of proceeds received from the issuance of the Notes, net of debt discounts and debt issue costs, $10.4 million of loan proceeds received from HSBC and $4.3 million received from common stock issuances pursuant to our equity plans, partially offset by $14.9 million of principal debt payments.

In the nine months ended September 30, 2012, cash used in financing activities was $1.8 million, primarily due to $4.5 million of repayments under loan agreements, partially offset by proceeds of $2.7 million received from common stock issuances pursuant to our equity plans.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2013 (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017 and beyond
Principal payments on long-term debt	$92,233	$15	$65	$10,374	$—	$81,779
Interest payments on long-term debt, fixed rate	22,520	76	5,202	4,975	4,907	7,360
Non-cancellable operating leases	13,157	5,152	2,681	5,324	—	—
Purchase obligations	3,659	1,309	1,175	1,175	—	—

Total	$131,569	$6,552	$9,123	$21,848	$4,907	$89,139

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 30,500 Brazilian Real (approximately $13,500 based on the exchange rate at September 30, 2013) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) fees expected to be incurred related to the bank guarantee issued to BNDES in May 2013, and (3) that portion of the expenses that we expect to incur, up to $0.7 million from October through March 31, 2014, in connection with research activities under the DOE program for which we will not be reimbursed.

We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. Operating leases also include annual fees to use and operate a portion of the Clinton Facility, a portion of which may be paid in our common stock.

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

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2013. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2013, our investment portfolio consisted primarily of corporate debt obligations, US government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of September 30, 2013. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period. As of September 30, 2013, the HSBC loan had a balance of $10.4 million. A 1.0% increase or decrease in the underlying interest rate for this obligation will increase or decrease interest expense by approximately $0.1 million annually, assuming debt remains constant at September 30, 2013 levels. Our other outstanding debt as of September 30, 2013 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred substantial net losses since our inception, including a net loss of $83.1 million during the nine months ended September 30, 2013. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of September 30, 2013, we had an accumulated deficit of $273.0 million. For the foreseeable future, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting of the Clinton Facility (described below) and other commercial facilities. As a result, our annual operating losses may continue in the short term.

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

Except for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) for triglyceride oil products for sale and use in Brazil by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and pursuant to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM fermentation facility in Clinton, Iowa (Clinton Facility), we do not have any long-term supply agreements or other guaranteed access to feedstock. As we scale our production, we anticipate that the production of our oils for the food ingredients, chemicals and fuels markets will require large volumes of feedstock and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility will be provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we will seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, chemicals and fuels products, and our business will suffer. We are currently in discussions with additional potential feedstock partners in Europe, Latin America and the United States. We cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts, successfully hedge against our exposure to fluctuations in the price of feedstock or otherwise procure feedstock as and when needed, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

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

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV which is doing business as Solazyme Bunge Renewable Oils. The Solazyme Bunge JV will produce triglyceride oils in Brazil for sale into the Brazilian market using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012 and commissioning is underway, with expected first commercially saleable product in the first quarter of 2014. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advances our work on Brazilian sugarcane feedstocks and extends through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that ultimately target the completion of construction of the Solazyme Bunge JV facility in 2013 with a nameplate capacity of 100,000 metric tons of output oil. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our oils. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners in Latin America and the United States.

In November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing the Solazyme/ADM Collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013, as agreed by ADM and us in July 2013. We currently anticipate that commercial production at the Clinton Facility will begin by early 2014. The initial target nameplate capacity of the facility is expected to be 20,000 metric tons per year of tailored triglyceride oil products. We have an option to expand the capacity to 40,000 metric tons per year, with the goal to further expand production to 100,000 metric tons per year. There can be no assurance that commercial production at the Clinton Facility will commence on the anticipated timeline or that we will expand the capacity of the facility. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.

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

In addition, if a facility or the equipment in a facility that produces and/or processes our products is significantly damaged, destroyed or otherwise becomes unavailable, we or our partners may be unable to replace the manufacturing capacity quickly or cost effectively. The inability to enter into manufacturing agreements, the damage or destruction of a facility upon which we or our partners rely for manufacturing or any other delays in obtaining supply would delay or prevent us and/or our partners from further developing and commercializing our products.

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

The Solazyme Bunge JV is currently constructing an oil production facility adjacent to Bunge’s Moema sugarcane mill in Brazil and commissioning is underway, with expected first commercially saleable product in the first quarter of 2014. The production facility is expected to have a name plate capacity of 100,000 metric tons per year of oil. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) for project financing. Funds borrowed under the loan agreement will support the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving facility with HSBC Bank, USA, National Association (HSBC) to support a bank guarantee of the BNDES loan, and the Solazyme Bunge JV has begun drawing funds under the BNDES loan. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the corporate guarantee documentation may take longer than anticipated and may contain terms that are not favorable to us. If we are unable to negotiate our corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down the maximum amount available under the BNDES loan, it will have to seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. The acquisition of the facility site from the landowners is in process, is complex, is subject to multiple approvals of governmental authorities and will take time to complete. If the Solazyme Bunge JV is unable to acquire the facility site on reasonable terms, or at all, it may not be able to operate the oil production facility and may lose all or part of its investment in such facility.

Furthermore, we will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. We expect commercial products will be available from the Clinton and Galva Facilities by early 2014, we expect first commercially saleable oils at the Solazyme Bunge JV facility in the first quarter of 2014, and we expect to bring online additional facilities thereafter. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering problems, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or bioproduct we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

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

We have entered into the Solazyme/ADM Collaboration, which will focus on the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility will produce tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we will pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock.

Our ability to generate value from the Solazyme/ADM Collaboration will depend, among other things, on our ability to work cooperatively with ADM for the production of tailored triglyceride oil products at the Clinton Facility. We may not be able to do so. For example, under the Solazyme/ADM Collaboration, ADM has agreed to provide feedstock and utility services to the Clinton Facility as well as operating services. ADM does not have previous experience working with our technology, and we cannot be sure that ADM will be successful in producing our tailored triglyceride oil products in amounts we may require, at a satisfactory quality and/or in a cost-effective manner. Subject to limited exceptions and adjustments, we will be responsible for annual fees regardless of ADM’s success in producing our tailored triglyceride oil products in acceptable quantities, at satisfactory quality and at acceptable costs. In addition, there may be delays related to the retrofitting and permitting of the Clinton Facility, which would delay the production and commercialization of our tailored triglyceride oil products and could increase our costs. Furthermore, the agreements governing our Solazyme/ADM Collaboration are complex and cover a range of future activities, and disputes may arise between us and ADM that could delay the production and commercialization of our tailored triglyceride oil products or cause the termination of the Solazyme/ADM Collaboration. Additionally, downstream processing of products produced at the Clinton Facility is being performed at the facilities of third-party manufacturing partners. Any business or operations interruption at the facilities of such third parties could delay the production and commercialization of our products and could increase our costs.

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

Our joint venture with Roquette has been dissolved. We have disputes with Roquette as to several issues related to the dissolution of the joint venture. We may have other disputes with Roquette related to the joint venture. We may also have disputes related to the ability of others to pursue the joint venture’s business.

In 2010, we entered into a 50/50 joint venture with Roquette Frères, S.A. (Roquette). As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, LLC (Solazyme Roquette Nutritionals) through which both we and Roquette agreed to pursue certain opportunities in microalgae-based products for the food, nutraceuticals and animal feed markets. On June 21, 2013, we and Roquette agreed to dissolve Solazyme Roquette Nutritionals. On July 18, 2013, Solazyme Roquette Nutritionals was dissolved. As a result of the dissolution, the joint venture and operating agreement between us and Roquette, and the license agreement, whereby we licensed to Solazyme Roquette Nutritionals certain of our intellectual property, automatically terminated.

Solazyme Roquette Nutritionals, we and Roquette are in the process of winding down the affairs of Solazyme Roquette Nutritionals. We and Roquette have disputes as to several issues associated with the dissolution of Solazyme Roquette Nutritionals and the wind-down of its affairs. We also cannot be sure that other disputes will not arise between us and Roquette related to the joint venture. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.

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

We have entered into a limited number of binding, definitive commercial supply agreements that contain minimum volume commitments. We have also entered contingent offtake agreements and non-binding letters of intent with third parties regarding purchase of our products, but these agreements do not unconditionally obligate the other party to purchase any quantities of any products at this time. There can be no assurance that our contingent offtake agreements and non-binding letters of intent will lead to unconditional definitive agreements to purchase our products.

We have limited experience in structuring arrangements with customers for the purchase of our microalgae-based products, and we may not be successful in this essential aspect of our business.

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we began commercializing our skin and personal care products in the last few years, have only recently begun to commercialize food ingredient products on our own, and are still in the process of developing our products for the food ingredients, oils, chemicals and fuels markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our oils and bioproducts, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to obtain and comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. An MCAN is not required for non-recombinant strains. To date, we have filed MCANs for certain of our recombinant microalgae strains and expect to file additional MCANs in the future.

Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We have filed PMNs for our certain of our products and expect to file additional PMNs in the future. Some of the products we produce or plan to produce are already eligible to be placed on the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

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

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the US, when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s process. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. In March 2013, we submitted an application for approval from CTNBio to use a specific microalgae strain designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette, are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products.

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

The patent position of biotechnology and bio-industrial companies can be highly uncertain because obtaining and determining the scope of patent rights involves complex legal and factual questions. The standards applied by the US Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. There is no uniform worldwide policy regarding patentable subject matter, the scope of claims allowable in biotechnology and bio-industrial patents, or the formal requirements to obtain such patents. Consequently, patents may not issue from our pending patent applications. Furthermore, in the process of seeking patent protection or even after a patent is granted, we could become subject to expensive and protracted proceedings, including patent interference, opposition, post-grant review and re-examination proceedings, which could invalidate or narrow the scope of our patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that we might obtain on our products and technology.

Changes either in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights. In the US, depending on the decisions and actions taken by the US Congress, the federal courts, and the US Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In foreign jurisdictions, depending on the decisions and actions taken by the foreign government, the judicial system of the jurisdiction, and its patent office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future.

The America Invents Act (AIA), which was signed into law on September 16, 2011, brings a number of changes to the US patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the US with most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the US Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of US patents. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

Risks associated with enforcing our intellectual property rights in the United States.

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes or when a patented process is performed by multiple parties. Furthermore, in patent litigation in the United States or elsewhere, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse effect on our business. Defendant counterclaims of antitrust or other anti-competitive conduct are also commonplace.

Even if our patent rights are found to be valid and enforceable, patent claims that survive litigation may not cover commercially viable products or prevent competitors from importing or marketing products similar to our own, or using manufacturing processes or manufacturing components similar to our own.

Although we believe we have obtained valid assignments of patent rights from all inventors, if an inventor did not adequately assign their patent rights to us, a third party could obtain a license to the patent from such inventor. This could preclude us from enforcing the patent against such third party.

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

Third parties (including joint venture, collaboration, development and feedstock partners, contract manufacturers, and other contractors and shipping agents) often have custody or control of our proprietary microbe strains. If our proprietary microbe strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use our strains or reverse-engineered strains for their own commercial gain. It is difficult to prevent misappropriation or subsequent reverse engineering. In the event that our proprietary microbe strains are misappropriated, it could be difficult for us to challenge the misappropriation or prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

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

We also keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate, desirable or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors or otherwise use misappropriated trade secrets to compete with us. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the US may be less willing to or may not protect trade secrets. Moreover, our competitors may independently design around our intellectual property or develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently designs around our intellectual property or develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

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

We may be exposed to future litigation based on claims that our products, manufacturing processes or manufacturing components infringe the intellectual property rights of others. There is inevitable uncertainty in any litigation, including patent litigation. Defending against claims of patent infringement is costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage of litigation, such litigation could burden us with substantial unanticipated costs. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the costs and uncertainty associated with patent litigation could have a material adverse effect on our ability to continue our internal research and development programs, in-license needed technology, or enter into strategic partnerships that would help us commercialize our technologies. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business.

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

In addition, some of our technology was funded by a grant from the state of California. Inventions funded by this grant may be subject to forfeiture if we do not seek to patent or practically apply them. Any such forfeiture could have a materially adverse effect on our business. For proprietary technology developed with funding from the State of California, certain confidential information may be disclosed to third parties by California. Our rights in such inventions are subject to State of California license and march-in rights. Any exercise by the State of California of such rights could harm our competitive position or impact our operating results.

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

Our revenues and results of operations could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

•	achievement, or failure to achieve, technology or product development milestones needed to allow us to enter target markets on a cost effective basis;

•	delays or greater than anticipated expenses associated with the completion of new production facilities, and the time to complete scale up of production following completion of a new manufacturing facility;

•	our capital requirements or capital requirements of our joint ventures;

•	disruptions in the production process at any facility where we produce our products;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of and demand for products based on petroleum or other oils for which our oils are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel, chemical, nutrition or skin and personal care regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.

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

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV entered a loan agreement with BNDES for project financing funding to support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, and has drawn on the funds, if we are unable to finalize the corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan in excess of amounts supported by bank guarantees and will have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements from existing sources or seek additional financing. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

We have received government grant funding and entered contracts with government agencies, and may pursue government grant funding or contracts in the future. Our receipt of government funds through grants and contracts subjects us to additional regulatory oversight.

We have received government grants and have entered contracts with government agencies in the past. Activities funded by a government grant or pursuant to government contracts are subject to audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Grant funds must be applied by us toward the research and development programs specified by the granting agency, rather than for all of our programs generally. If any of our grant-funded costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations. We are also subject to additional regulations based on our receipt of government grant funding and entry into government contracts. If we fail to comply with these requirements, we may face penalties and may not be awarded government funding or contracts in the future.

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

As of September 30, 2013 our executive officers, directors and beneficial holders of 5% or more of our outstanding stock beneficially owned approximately 29.4% of our common stock, including shares subject to repurchase. As a result, these stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the NASDAQ Global Select Market, create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

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

1. On October 24, 2013, pursuant to a Research and Development Agreement with Warner Babcock Institute for Green Chemistry LLC (WBI), we issued 39,578 shares of our common stock to WBI. Of the shares issued, 23,386 shares have fully vested and 13,192 shares will vest on December 1, 2013. Pursuant to the Research and Development Agreement, WBI is providing research and development services to us.

2. On November 4, 2013, we issued 423,278 shares of our common stock to Archer-Daniels-Midland Company (ADM) upon the exercise by ADM of a warrant to receive $4,500,000, payable at our election in cash, stock or a combination thereof, for use and operation of a portion of ADM’s facility in Clinton, Iowa under the Strategic Collaboration Agreement between us and ADM.

The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transactions. All recipients received adequate information about us.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit

10.1	Transition Agreement and Release by and between Harrison Dillon and Solazyme, Inc., dated as of September 5, 2013					X

10.2	Separation and Release Agreement by and between Harrison Dillon and Solazyme, Inc., dated as of September 30, 2013					X

10.3	Consulting Agreement by and between Harrison Dillon and Solazyme, Inc., effective as of September 30, 2013					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Solazyme, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss and (v) Notes to the Condensed Consolidated Financial Statements					X

§	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solazyme, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: November 6, 2013