Form 10-K
period 2013-12-31
SOLAZYME INC
filed 2014-03-14
CIK 1311230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 28, 2013, the last business day of our second fiscal quarter, was approximately $481.5 million based on the closing sale price as reported on the Nasdaq Global Select Market.

As of February 28, 2014, there were 69,195,980 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Solazyme, Inc.

Annual Report on Form 10-K

For The Year Ended December 31, 2013

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

PART I

Item 1. Business

Our Company

We make renewable oils and other bioproducts. Our proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a growing range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts. Globally, triglyceride oils touch our lives in numerous ways; from food and industrial oils, to fuels and personal care products.

Our main commercial focus is on selling oil-based products, including tailored oils and powdered oils, to companies that use them as intermediates and ingredients. We have also invested in a consumer-focused business (Solazyme Consumer Products) that commercializes branded products manufactured through our various proprietary processes.

Our renewable products can replace or enhance products derived from the world’s three existing sources of oils: petroleum, plants, and animal fats. We tailor the composition of our oils and other bioproducts to address specific customer requirements, offering superior performance characteristics and value. Our renewable products can replace or improve intermediates and ingredients in major markets served by conventional oils as well as myriad specialty markets where characteristics such as lubricity and thermal and oxidative stress are key performance factors. In addition, our first powdered products can replace oil/fat and protein based ingredients such as butter, eggs and whey for many foods where customers are seeking improved nutrition, hypoallergenic and organoleptic properties.

Our tailored oils offer additional value as compared to conventional oils. For example, our tailored, renewable oils can enable our customers to improve product performance, reduce processing costs and/or improve their products’ sustainability profile. Many of our products are drop-in replacements and can be used in the existing production, refining, finishing and distribution infrastructure in our target markets. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value that results from tailoring compositions of oils that enable heightened performance. As such, we expect our products to generate attractive margins in our target markets.

Market Need

Rapidly growing global demand for both triglyceride and petroleum oils coupled with a number of substantive issues are driving the need to find alternative oil sources. Specifically, petroleum is a finite, non-renewable resource that is becoming increasingly difficult to extract, raising local and geopolitical energy security concerns and causing environmental damage. Meanwhile, plant-based oils present their own set of challenges, including wide annual production and cost variances related to unpredictable weather, and continuing forest and habitat destruction resulting from expanded planting. Additionally, conventional petroleum, plant and animal sources of oils are extremely limited in the variety of oil profiles available.

With global population growth of over 80 million people per year and developing economies such as India and China expanding rapidly, the demand for oil and specifically triglyceride oil, is higher than ever. Higher industrial output, rapid urbanization, higher living standards, and changing diets are driving increasing demand for food, transportation, personal care items, plastics and other oil-based products. While demand for petroleum oil is rapidly growing, global reserves are finite, and new sources of petroleum oil are often heavier, lower quality oil. Similarly, due to climate constraints, the supply of plant oils is limited as the vast majority of global arable land is better suited to cultivation of high-density, carbohydrate-based plants such as corn and sugarcane. The ability to grow and convert such carbohydrate-rich plants into unique high-value oils offers a potential solution to the insatiable global demand for oil and oil-based products.

Companies are aggressively seeking new sources of oils that have greater price stability than petroleum and other conventional oils. Companies are also looking for new sources of oils with improved characteristics versus conventional oils. Finally, initiatives focused on fulfillment of corporate sustainability objectives and government mandates support an increased use of renewable oils.

Our Strategy

We intend to be the global market leader in the design and production of renewable oils and related bioproducts. Our products supplement, replace or enhance conventional products derived from petroleum, plant or animal sources. The principal elements of our strategy are:

•

Execute on our customer-driven approach to technology and product development. We focus our innovation efforts on creating a broad suite of tailored products that meet defined market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs.

•

Execute on our capital-efficient strategy to access feedstock and manufacturing capacity. We expect to further scale up production in a capital-efficient manner by signing agreements under which our partners will invest capital and operational resources in building manufacturing capacity, while providing us access to feedstock. By working with us, we expect that partners can improve the return they realize on their feedstock and diversify their business beyond their current product portfolios, enabling potentially higher margins and reducing price volatility. In addition to our work with existing partners, we are actively evaluating a range of possible new partners and feedstock sources.

•

Prioritize market entry based on unit economics and capital requirements. We have been working for years to bring large-scale manufacturing of our products online. In advance of this, we initiated our commercialization efforts several years ago by launching low-volume, high-margin branded skin and personal care products and nutritional supplement ingredients that could be produced on an economically attractive basis via tolled manufacturing. Our large-scale Clinton/Galva Facilities are now online, and the commissioning of the facility at Moema is underway. As such, we are now expanding into large-scale, high-volume commercial production and sales of intermediate and ingredient products across food, industrial, fuel and personal care markets. While the margins on these products are somewhat lower than those launched initially, the volumes are dramatically larger and present excellent market opportunities.

•

Enter into sales agreements and additional partnership agreements to advance commercialization efforts. We are currently engaged in development activities with multiple partners. In addition to funding development work and performing application testing, we expect that our partners will enter into long-term purchase agreements with us.

Our Technology

We create renewable oils that mirror or enhance the chemical composition of conventional oils used today. Until now, the physical and chemical characteristics of conventional oils have been dictated by oil compositions found in nature. Our platform technology enables us to design and produce a variety of novel tailored oils that cannot be achieved through blending of existing oils alone.

Our ability to tailor the composition and properties of oil is based on our unique and proprietary technology and instructed by a deep understanding of triglyceride chemistry. The functionality of oils that are formulated into everyday products is derived from differences in the chemistry of triglycerides.

Triglyceride molecules are comprised of three fatty acids attached to a glycerol backbone.

We have pioneered an industrial biotechnology platform that allows us to optimize oil profiles by tailoring the structures of the oil molecules; our proprietary tool kit allows us to manipulate important functional characteristics such as melting points, oxidative stability and viscosity. First, we can specify the carbon chain lengths of the fatty acid chains. Second, we can alter the saturation level of a fatty acid chain, which refers to the existence, or lack thereof, and number of double bonds between carbon molecules within the chain. Third, we can determine the position of specific fatty acid chains on the glycerol backbone. In addition, we can add specific functional groups, such as hydroxyl groups, to the fatty acid chains, which further alters the performance characteristics of the triglyceride oils.

In this diagram, the three fatty acid chains are shown extending from the glycerol backbone of a triglyceride molecule. Our proprietary technology allows us to alter the number of carbons in each fatty acid chain.

This diagram demonstrates the use of our technology to alter the saturation levels within the fatty acid chains. Saturation is a critical determinant of many of the physical properties of oils.

This diagram demonstrates the use of our technology to change the position of the fatty acids on the glycerol backbone, which also affects the physical characteristics of the oil.

Our technology platform combines a highly efficient and productive oil-producing organism, microalgae, for the creation of oils with scalable and cost-effective standard industrial fermentation processes in order to deliver high value, cost effective, tailored oils.

Microalgae have long been recognized as organisms capable of rapid and efficient oil production under certain conditions. Oleaginous microalgae evolved over billions of years, synthesizing large amounts of oil rapidly when exposed to the right environment. Our proprietary microalgae are heterotrophic. They grow in the dark by consuming sugars derived from plants that have already harnessed the sun’s energy. Our process is therefore a form of “indirect photosynthesis.” When grown in the absence of light, our microalgae are highly efficient at converting the sun’s energy embedded within the plant sugars (feedstocks) into valuable end products.

Our proprietary, highly productive microalgae produce and accumulate oil that routinely constitutes over 80% of the dry cell weight. Typical wild microalgae, in contrast, usually have only 5-20% oil content. Beyond these primary products, our technology platform also yields residual materials when oil is separated from the microalgae. We call these residual materials Algal Meal Products (AMPs). We are in the process of commercializing specialty AMPs for a range of product applications that utilize the protein, fiber and other compounds found in the cell wall and algal body of the microalgae.

We rely on multiple microalgae strains including natural, classically improved, and/or targeted recombinant strains. The key components of our industrial biotechnology platform are strain screening, classical strain improvement, strain optimization through targeted gene recombination, fermentation process development, and downstream process development. Our selection process is iterative; as strains progress through classical strain improvement and targeted recombinant strain optimization they feed back into the strain screening program, re-emerging for additional rounds of strain improvement, strain optimization, and process development.

We use standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. Our platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, including sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which we believe will represent an important alternative feedstock in the future.

The controlled environment of the standard industrial fermentation tanks minimizes contamination and allows us to tightly regulate acidity, temperature and other key parameters. Our core competencies include (1) identifying, isolating and further optimizing strains of microalgae to achieve high cell densities, high yields converting sugar to product and high time-based productivity rates compared to other alternatives, and (2) tailoring the oil outputs to meet specific market needs.

We believe that the following advantages of our platform allow us to offer a new source of renewable oils to address the major markets served by conventional oils:

•

Large and diverse market opportunities. Because we make oils, we can access the vast markets currently served by petroleum, plant oils and animal fats. In addition, we leverage our proprietary biotechnology platform to tailor oils that address specific customer requirements by offering superior performance, improved supply chain logistics and sustainability compared to conventional oils.

•

Cost-competitive at commercial scale. We harness the innate oil-producing characteristics of microalgae through a proven industrial fermentation process in a controlled environment to produce large volumes of oils in a cost-effective, scalable and predictable manner.

•

Compatible with existing equipment and infrastructure. We use standard industrial fermentation and downstream processing equipment that needs little or no modification. Our oils are compatible with existing production, refining, finishing and distribution infrastructure, logistics channels, and technical specifications, which enables them to be a drop-in replacement for conventional oils.

•

Rapid time to market. Our tailored-to-specification oils can improve upon triglyceride oils currently used in commerce and can be integrated quickly into our customers’ platforms because they are chemically similar to existing conventional oils. Additionally, if a customer desires a novel oil profile, our development timelines for new profiles can be on a scale of several months to two years as opposed to timelines demonstrated with plant-based oils, which are on the scale of 10-15 years.

In summary, our cost-effective industrial biotechnology platform exploits the prolific oil production capabilities of microalgae as a biocatalyst while leveraging standard fermentation processes and existing industrial equipment to transform plant-based sugars and other types of renewable biomass into tailored oils.

Our Products

Our primary products are the targeted outputs from our processes and include tailored oils, powdered oils, and other bioproducts.

We are commercializing our primary products as either intermediates/ingredients, or, in some cases as branded consumer products, within a division called Solazyme Consumer Products.

Our main intermediates/ingredients business includes tailored oils, powdered oils, and closely related products like powdered protein formulations targeted at customers in the chemicals, fuels and food markets. Our technology allows us to devise tailored solutions for our customers ranging from drop-in equivalents for replacement of conventionally-sourced products to novel offerings providing a broad array of value-add benefits.

Within Solazyme Consumer Products, we are currently selling our Algenist® and EverDeep® lines into the skin and personal care market and we are developing additional products.

Intermediates/Ingredients

We are commercializing two main classes of products: renewable tailored oils and powdered oils. The inherent flexibility of our technology platform and the broad usage of triglyceride oils across multiple industries, allows us to approach a wide range of customers across myriad end markets. Some of our industrial solution products are listed in the table below.

Intermediates/Ingredients Representative Products

Product Platform	Target End Markets
Caprylic/Capric	• Lubricants, Performance Nutrition, Oleochemicals
Oleic	• Lubricants, Functional Fluids, Oleochemicals, Food Service, Frying Oils, Food Spray Oils, Baking Oils, Processed Foods
Lauric	• Surfactants, Oleochemicals, Personal Care, Foods
Myristic	• Surfactants, Oleochemicals, Personal Care
Cocoa Butter Equivalent	• Packaged Foods, Personal Care
Erucic Acid	• Emulsifiers, Surfactants, Plastic Additives
Whole Algal Flours and Proteins	• Bakery, Ice Cream, Sauces/Dressings, Snack Bars, Beverages

Tailored Oils

Triglyceride oils feature prominently in multiple industrial markets. We have many oils in various stages of development that can address one or more end markets. For example, our oleic oils (including high oleic and high stability high oleic) provide sustainable solutions within the food, lubricant, functional fluid and oleochemical markets, offering advantages such as better nutrition, higher lubricity, longer life, and lower levels of volatile organic compounds. Similarly, we are commercializing our renewable, sustainable lauric oils within the home and personal care markets for surfactant and oleochemical use.

We tailor our products to meet industry specifications and unique customer demands, and we believe we will be able to charge premium pricing as a result of the higher performance, higher value products we can deliver. Products derived from our oils also offer drop-in replacements and higher value blendstocks for marine, motor vehicle and jet fuels, as well as replacements for petrochemicals, oleochemicals and functional fluids.

Industrial Fluids

We believe our renewable oils will become the basis for a next generation of high performance bio-based industrial functional fluids. Our tailored oils platform enables replacement and enhancement of petroleum-, plant-, or animal-derived oils that are used as raw materials for the chemicals industry. In many cases, we expect to create novel oils and high-performing end products that do not exist in nature or are prohibitively expensive to synthesize. In the industrial fluids markets, we have already developed first-of-a-kind oils and have begun to sell those oils to industrial chemical companies that can either use the oils directly as functional fluids (often including an additive package) or as intermediates to convert into replacements and enhancements for their existing petrochemical and oleochemical products.

For example, within functional fluids, our high stability high oleic oils can replace synthetic petroleum-based lubricants used in machinery and hydraulics without compromising performance. In oleochemical applications, our ability to modify oil profiles allows us to make oil that is high in myristic acid, a common ingredient used as an emollient within the home and personal care markets. We are focusing our initial tailored oils for the industrial markets in two distinct target areas:

•

Oleochemicals are chemicals that are derived from plant or animal fats. Oleochemicals appear in the industrial, home and personal care industries in applications such as surfactants, detergents, soaps,

cosmetics, lubricants and many others. Triglyceride oils derived from plants and animals are processed through a variety of oleochemical manufacturing steps including fatty acid splitting, fatty alcohol production, and esterification. We plan to sell our oils to industry partners that will either incorporate our oils directly, or use them as intermediates/ingredients to replace and/or enhance existing products.

•

Functional Fluids span a wide range of non-fuel industrial applications such as lubricants, heat transfer fluids, antifreeze, dielectric fluids, defoamers, solvents, and drying agents. Physical properties (e.g., viscosity and pour point), chemical properties (e.g., oxidation and reactivity) and environmental impact (e.g., biodegradability) of the oils tend to be the principal drivers of value in the functional fluid segment.

We have identified many novel applications for our tailored products that have been validated with our customer and partner relationships. As manufacturing capacity becomes available in 2014 and beyond, we expect to sell our oils into the sample applications listed in the table below, as well as a wide array of other opportunities. We have produced oils suitable for all of these applications, and expect to build on our initial library of oils in the future.

Market Segment	Sample Application	Value Proposition
Oleochemicals	Surfactants

•      Novel surfactants from natural sources

•      Improved margins to fatty alcohol producers

•      More valuable fatty acid mix from splitting

•      Logistically advantaged

•      Reduced processing steps

•      Sustainable source of renewable oil

	Bar and Liquid Soaps	• Enhanced bar soap performance (reduced skin sensitivity, enhanced foaming, etc.) • Sustainable source of renewable oil
Functional Fluids	Lubricants	• Enhanced lubricity • Enhanced stability • Reduced processing • Meets food-grade standards with performance of mineral oil equivalents • Biodegradable • Sustainable source of renewable oil
	Dielectric Fluids	• High flash point (>350°C) • Enhanced stability • Longer equipment protection (transformers) • Reduced clean-up and hazard risks • Sustainable source of renewable oil

Fuels

Within the fuels market, our renewable oils can be sold as replacements for materials that are traditionally derived from petroleum or other conventional oils, or refined and sold as drop-in replacements for marine, motor vehicle and jet fuels. We can either manufacture the end product by contracting with refiners to produce fuels of targeted specifications, or sell our unrefined oils to refiners. Near term, our focus in fuels is providing oils that will be used as high-value fuel additives and blendstocks, an area which allows us to target attractive selling prices while offering enhanced performance and sustainability to customers.

Fuels and additives derived from our oils are compatible with the existing refining and distribution infrastructure, meet industry specifications, and can be used with factory-standard engines without modifications.

We believe they are the first microalgae-based fuels to have been road tested, in both blended and unblended forms. The tests were successful, and performed over thousands of miles in a variety unmodified vehicles. In addition, we have ongoing long-term testing and demonstration work, an example of which is our partnership with Volkswagen.

Our fuels products range from drop-in replacement fuels, such as SoladieselRD for on-road applications and Solajet for aviation use, to high-value fuel additives and blendstocks. We have entered and completed several large-scale programs with the Department of Defense and have delivered over one million liters of marine diesel and jet fuels to the U.S. Navy under multiple contracts. We partnered with United Airlines to provide renewable jet fuel for the first ever commercial flight utilizing microbe-derived biofuel. We intend to continue cultivating partnerships to develop tailored oil applications with a fuels focus as well as to deliver fuels or fuel blends that span marine, on-road, and aviation industries. Some of our fuels offerings are listed in the table below.

End Product	Industry Specification	Value Proposition
SoladieselBD (fatty acid methyl ester (FAME))	• ASTM D6751 • EN 14214	• Better cold temperature performance than commercially available biodiesel derived from planted seed crops
SoladieselRD (hydro-treated renewable diesel)	• ASTM D975 • EN 590	• Higher cetane ratings than petroleum based diesel
SoladieselHRD-76 (military grade hydrotreated renewable diesel)	• HRD76 (Hydroprocessed Renewable F-76 Military Marine Diesel)	• Largest supplier to the U.S. Navy of in-spec, microbially-derived HRD76
SolajetD7566 SolajetHRJ-5 (commercial and military grade hydrotreated renewable jet)	• ASTM D7566 • HRJ5 (Hydroprocessed Renewable JP-5 Navy Jet)

•      First microbially-derived jet fuel to meet key specifications

•      First Turbine Fuel Containing Synthesized Hydrocarbons to be used in a commercial flight in the U.S.

•      Oil can be refined and/or blended to meet other fuel specifications (HRJ8, JET A, JET A-1)

Foods

We believe that some of the largest opportunities and most valuable uses for our tailored oils and powdered ingredients are in food. We have developed microalgae-based food ingredients including tailored oils and whole algal powders that enhance the nutritional profile and functionality of food products for consumer packaged goods (CPG) companies. The products provide a wide range of health benefits while also offering a variety of functional benefits such as enhanced taste and texture, structuring, stability, and shelf life along with robust formulation and process flexibility.

We plan to commercialize our food products through a combination of direct sales, sales through distributors and sales through partners to nutraceutical and CPG companies, food service providers and private labels. We are also developing a range of next generation food oils and whole foods to serve new market opportunities and applications.

Tailored Food Oils

We are developing market opportunities for a range of tailored food oils that have the potential to improve upon conventionally utilized specialty fats and oils. Our tailored oil food ingredients offer a variety of health and functional benefits. Functional benefits include enhanced structuring capabilities, stability, and shelf life, as well as robust formulation, process flexibility and, in many cases, substantial health benefits compared with incumbent oils.

Key initial markets for our tailored oils include spray oil, premium oil and processed food applications. For example, our high stability high oleic oil is very rich in monounsaturated triglycerides and extremely low in polyunsaturated triglycerides. The properties of this oil profile provide substantial heart health benefits over incumbent oils such as soy, which has far higher levels of saturated fat. We expect this oil profile to provide market leading product stability, owing to the very low presence of polyunsaturates. In 2013, we received a “No Questions” notification from the U.S. FDA in response to our submission of notice of our self-affirmation that the first of our food oils should be considered generally regarded as safe (GRAS). This oil has also been classified as “Not-novel” in Europe. We have done safety testing on a number of our oils, with results indicating safety comparable to incumbent vegetable oils, and are in the process of meeting additional regulatory requirements for additional oils.

Powdered Ingredients

In addition to optimizing the composition of oils, we have also developed novel methods of preparing powdered forms of triglyceride oils. Our powdered ingredients are composed of whole algal cells, including the cell wall and the oils and other cellular products held within the whole algal cell.

The first examples of our powdered ingredients can be seen in our whole algal flour and whole algal protein products. We have fulfilled the regulatory requirements for each of these products in the U.S. and Europe, and both of these products can be sold into food applications today in those jurisdictions. These products contain whole algal cells that have been dried and processed for use as powdered food ingredients. The whole algal flour and whole algal protein products have been formulated to enhance the nutritional profile and functionality of food products. With these products, we can offer potential CPG customers myriad benefits, some of which include protein fortification, reduced saturated fat, reduced trans-fat and lower calories. Our microalgae-based powdered food ingredients can enhance or replace emulsifiers, fats and oils, polysaccharides, oligosaccharides and proteins. When used as a partial or complete replacement for ingredients such as eggs, butter, cream and oil, our products enable CPG companies, and other food processors, to offer products with significantly better nutrition, taste and texture parity and/or enhancement. As a result, our products align with current consumer trends, which include demand for products that are more nutritious without taste compromise, natural, sustainable ingredients and simpler ingredient panels.

Whole Algal Flour (WAF): Whole Algal Flour is multicomponent, whole food rich in healthy lipids that is able to efficiently replace other lipid sources. WAF is replete with healthy lipids that have a profile similar to olive oil. It is vegan, gluten-free, free of known allergens, low in saturated fat, cholesterol and trans-fat free. WAF can improve the nutritional profile of food products while maintaining the desirable sensory profile of those products. It can also be used in small quantities to enhance mouth feel without increasing viscosity. Key applications include bakery, ice cream, soups, sauces, beverage and bars.

Whole Algal Protein (WAP): Whole Algal Protein is a naturally derived whole food source of vegan protein that is gluten free and free of known allergens. Whole Algal Protein is also rich in fiber, healthy lipids and micronutrients. WAP contains all essential amino acids and is highly digestible and formulates well into existing applications. Key initial applications include bars, beverages, protein powders as well as source of protein in mainstream foods and beverages.

Golden Chlorella High Protein (GCHP): Golden Chlorella High Protein is a microalgae powder rich in protein that offers a unique and highly beneficial nutrient profile. Highly stable with a mild flavor profile that is superior to traditional chlorella and other “greens” ingredients, GCHP has been shown to formulate well into a range of products including beverages, powder blends, bars and snacks.

Solazyme Consumer Products

We have also developed branded consumer products. This is driven by our view that in certain instances, this will drive the highest returns from our unique, high performance intermediates/ingredients. Specifically, there are certain markets in which ingredient adoption timelines and value accrual to brands rather than performance ingredients create a strong incentive to sell branded products.

Skin and Personal Care

We have developed a portfolio of innovative and branded microalgae-based products. During our algal strain screening process, we discovered and isolated key compounds that microalgae synthesize to protect themselves against environmental hazards, such as UV exposure, changes in extremes of temperature, and dehydration. Our first major ingredient is Alguronic Acid®, which we have formulated into a full range of skin care products with significant anti-aging benefits. For example, since March 2011, we have commercialized our brand Algenist®, which is an anti-aging skin care line and available at Sephora S.A. and its affiliates (Sephora), QVC, Inc. and SpaceNK Limited. We have seen success in expanding our international distribution of Algenist® and are currently selling in 17 countries including member countries of the EU, Mexico, Canada and China. In 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use Microalgae Oil as a replacement for the essential oils currently used in skin care products. Some of our key Algenist® products are outlined in the table below.

Representative Algenist® Products
Product	Description
Concentrated Reconstructing Serum	An anti-aging serum formulated with high concentrations of Alguronic Acid.
Complete Eye Renewal Balm	An eye cream formulated with Alguronic Acid, vitamin C, and caffeine, as well as cucumber, aloe and green tea extracts.
Firming & Lifting Cream	An anti-aging moisturizing cream formulated with Alguronic Acid.

Representative Algenist® Products
Product	Description
Advanced Anti-Aging Repairing Oil	A face oil formulation containing Microalgae Oil.
Genius Cream	This moisturizer cream combines Alguronic Acid and Microalgae Oil, as well as a plant-based collagen.

In late 2013, we launched our second algal skin care line, EverDeep®. EverDeep® products are formulated with a new proprietary algal ingredient, AlgasomeTM complex, and are sold online and via telephone driven by direct-to-consumer “infomercial” broadcasts. The skin care line utilizes a continuity program and auto-delivery options to strengthen the link with customers to drive repeat sales.

Our Competitive Strengths

We harness the power of microalgae to yield substantial volumes of renewable oils and other bioproducts. Our key competitive advantages are:

•

Proprietary and innovative technology. Our technology platform creates a new paradigm that enables us to produce novel tailored oils that cannot be achieved through blending of existing conventional oils alone. We have made significant investments to protect the intellectual property and know-how related to our technology platform, including screening, classical strain development, targeted recombinant strain optimization, product and applications development and manufacturing capabilities.

•

Premium pricing for tailored products. While our cost structure allows us to access existing markets at prevailing prices, we also believe that the enhanced value of our tailored oils as compared to conventional oils should garner premium pricing. In industrial applications, our oils provide unique performance properties including enhanced lubricity, viscosity, pour point, and oxidative stability. Examples in food applications include oils with low levels of polyunsaturates for improved shelf and frying life and structuring fats, like algae-based butter, providing specific melting profiles.

•

Technology proven at scale. We have been operating our large-scale fermentations at multiple partner facilities since 2008 in 75,000-liter vessels and in our integrated biorefinery in Peoria, Illinois since 2012 in 125,000-liter vessels. In 2012, we completed our first fermentations at Archer-Daniels-Midland Company’s (ADM) Clinton, Iowa facility in approximately 500,000-liter vessels. We have exhibited linear scalability of our process from laboratory scale and in January 2014 we announced that we had commenced commercial-scale production at the Clinton Facility. We perform some of the downstream processing for Clinton at the facility of American Natural Processors, Inc. (ANP) in Galva, Iowa. Oils from the Clinton/Galva Facilities are now being sold domestically and are being shipped to Brazil for market development activity.

•

Capital efficient access to manufacturing capacity. In structuring our capacity and feedstock partnerships, we have deployed a capital efficient strategy to source low-cost financing with our partners. For example, for our joint venture with Bunge Global Innovation, LLC in Brazil, over $100 million of capital expenditure related to investments for the 100,000 MT Solazyme Bunge Renewable Oils facility was approved for financing through an 8-year loan from the Brazilian Development Bank (BNDES) at an average interest rate of approximately 4% per annum. For our Iowa facilities, we partnered with ADM and ANP to retrofit part of ADM’s existing manufacturing facility in Clinton, Iowa and ANP’s existing manufacturing facility in Galva, Iowa, avoiding significant capital outlay associated with purchasing and installing commercial scale fermentation and downstream processing equipment.

•

Commercial products today. We have launched our Algenist® and EverDeep® brands within the skin care market. The Algenist® line has grown to 21 SKUs with a number of additional product launches planned for 2014. Algenist® has consistently shown strong growth since launch with 2013 sales up 21% year over year. We commenced commercial sales of our renewable, tailored products manufactured at the Clinton/Galva Facilities in January 2014 to customers in the metalworking and lubricants businesses and expect our Solazyme Bunge Renewable Oils Joint Venture to begin manufacturing and selling products from our purpose built facility in Brazil in 2014.

•

Feedstock and target market flexibility. Our technology platform provides us with the flexibility to choose from among multiple feedstocks on the input side and multiple specific products (and markets) on the output side, while using the same standard industrial fermentation equipment. A manufacturing facility utilizing a given plant-based sugar feedstock can produce oils with many different oil compositions. Conversely, we can produce the same oil compositions by processing a wide variety of plant-based sugar feedstock. This flexibility enables us to choose the optimal feedstock for any particular geography, while also enabling us to produce a wide variety of oils from the same manufacturing facility.

Manufacturing Operations

Our process is compatible with commercial-scale, widely-available fermentation and oil recovery equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs, such as those used to supply large quantities of oil for our algae-derived fuel delivered for testing and certification programs with the U.S. Department of Defense. This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (75,000 liter) and commercial (approximately 120,000—500,000 liter and above) fermenter scale. The commercial scale achieved at ADM’s Clinton Facility is comparable to the fermentation equipment at the Solazyme Bunge Renewable Oils facility in Brazil.

•

Our pilot plant in South San Francisco, California, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, enables us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•

Since 2007, we have operated in commercial-sized standard industrial fermentation equipment (75,000 liter) accessed through manufacturing partners. Our first fully integrated bio-refinery located at our facility in Peoria, Illinois, and partially funded with a U.S. Department of Energy (DOE) federal grant in December 2009 to demonstrate integrated commercial-scale production of renewable algal-based fuels, has a nameplate capacity of approximately two thousand tons of oil annually and provides an important platform for continued work on feedstock flexibility and scaling of new tailored oils into the marketplace. We have recently modified our Peoria Facility to also produce WAF and WAP in conjunction with other contract manufacturing operations.

•

In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities in Iowa. Clinton uses corn sugars as a feedstock and has a nameplate capacity of 20,000 MT per year, which we are targeting to attain 12-18 months after startup. We have the option to expand the capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year.

•

We are currently completing the construction and commissioning of our 100,000 MT nameplate capacity purpose built production facility adjacent to Bunge’s Moema sugar mill in Orindiuva, Brazil. The facility was constructed as part of our Joint Venture with Bunge, and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million in project financing from BNDES.

•

We utilize contract manufacturing and distribution to assist in the production and sales of our Algenist® and EverDeep® products. We closely monitor and advise these contract manufacturers to ensure that our products meet stringent quality standards.

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

As of December 31, 2013, we own 20 issued U.S. patents, six issued foreign patents and over 175 pending patent applications filed in the United States and in various foreign jurisdictions. The expiration dates of the patents are between 2023 and 2029. Patents that issue, if any, from our currently pending patent applications will expire between 2026 and 2032, twenty years from the date of filing. Our patents and patent applications claim and are directed to compositions such as custom oils, fuel products, chemicals, food products, cosmetics, strains of microbes, and gene sequences; methods of manufacturing finished goods and raw materials; and methods of using our raw materials and products. We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employments or engagements. Agreements with our employees also prohibit them from bringing the proprietary rights of third parties to us. In addition, we protect our proprietary information through creating written obligations of confidentiality with outside parties who are exposed to confidential information. Where appropriate we also employ material transfer agreements governing the use, intellectual property rights, and transfer of materials such as custom oils when sending them to third parties for purposes such as conversion into fuels, chemicals and consumer products.

We believe that the creation, when possible and appropriate, of multiple, overlapping mechanisms and forms of protection will offer the possibility of broadest and longest proprietary positions for our products and technologies. It is possible that our current and future patents may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our filed applications, and may not be able to obtain patents covering other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, some patent applications may be rejected and we may subsequently abandon them. We may also abandon applications when we determine that a product or method is no longer of interest. It is also possible that we may develop products or technologies that will not be patentable or that the patents of others will limit or preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity.

Government Regulation

Our development and production processes involve the use, generation, handling, storage, transportation and disposal of hazardous chemicals and radioactive and biological materials. We are subject to a variety of environmental, health and safety, federal, state, local and international laws, regulations and permit requirements governing, among other matters, the use, generation, manufacture, transportation, storage, handling and disposal of these materials, in the US, Brazil and other countries where we intend to operate or may operate or sell our products in the future. These laws, regulations and permits can cause delays, require expensive fees, pollution control equipment, capital expenditures or operational changes to limit actual or potential impact of our operations on the environment.

We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, the California and federal Environmental Protection Agency, or EPA, and to regulation under the Toxic Substance Control Act, or TSCA. OSHA, the California or federal EPA or other government agencies may adopt regulations that affect our research and development programs. In particular, our renewable chemical products may be subject to regulation by government agencies in our target markets. The EPA administers the requirements of the TSCA, which regulates the commercial use of chemicals. Before an entity can manufacture a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture can commence immediately. If not, then a pre-manufacture notice, or PMN, must be filed with the EPA, which has 90 days to review it. Some of the products we produce or plan to produce are already in the TSCA inventory. Others are not yet listed. A similar program exists under the European Chemicals Agency, or ECHA, called REACH. Under REACH, we are required to register some of our products with the ECHA, and this process could cause delays or involve significant costs.

The use of recombinant microbes like many of our microbial strains is subject to laws and regulations in many countries. In the US, the EPA regulates the commercial use of recombinant microbes as well as potential products from recombinant microbes. When used in an industrial process, our microalgae strains designed using recombinant technology may be considered new chemicals under TSCA, administered by the EPA. We will be required to comply with the EPA’s Microbial Commercial Activity Notice (MCAN) process and have filed MCANs for strains of recombinant microalgae that we use for our chemicals and fuels businesses, which have been dropped from review, allowing commercial use. In Brazil, engineered microbes are regulated by CTNBio. We have filed an application, and in the future may file additional applications, for approval from CTNBio to import and use engineered microbes in our Brazilian facilities for research and development purposes. In addition, we received commercial approval from CTNBio for one of our current microbial strains in October 2013. We expect to encounter regulations concerning engineered microbes in most if not all of the countries in which we may seek to make our fuel and chemical products, however, the scope and nature of these regulations will likely be different from country to country. In February 2014, CTNBio granted a CQB (Certificate of Quality in Biosafety) to the Moema plant for activities including industrial production, import and export, disposal and storage of our key production organisms.

Our fuel products are subject to regulation by various government agencies, including the EPA and the California Air Resources Board in the US and Agencia Nacional do Petroleo in Brazil. We have registered one fuel with the EPA and are preparing to secure approval for use of our diesel in Brazil. In addition, we may decide to register our fuel with the California Air Resources Board and the European Commission. Registration with each of these bodies is required for the sale and use of our fuels within their respective jurisdictions. Our jet fuels meet the standards set by ASTM D7566 and may therefore be used in commercial aviation.

The manufacture, sale and use of our foods products are regulated as food ingredients in the United States by the U.S Food and Drug Administration (FDA) under the federal Food, Drug, and Cosmetic Act. Food ingredients are broadly defined as any substance that may become a component, or otherwise affect the characteristics, of food. Food ingredients are regulated as food additives and must be approved through a formal Food Additive Petition (FAP) process or affirmed as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination by independent qualified experts who generally agree that the substance is GRAS for a particular use. Although the FDA does not officially affirm the GRAS status of ingredients, it does review, at the notifier’s request, the notifier’s determination of ingredients’ GRAS status. FDA endeavors to respond to GRAS notices within 180 days by issuing a letter that either does not question the basis of the notifier’s determination of GRAS status or concludes that the notice does not provide a sufficient basis for a GRAS determination. Self-affirmation of GRAS status without FDA notification allows the marketing and sale of the ingredient, but reliance on self-

affirmation alone may limit its marketability, as many food manufacturers require that the FDA issue a letter confirming that it does not question the notifier’s determination of GRAS status before such manufacturers will purchase food ingredients from third parties. We submitted a GRAS Notice to the FDA for our first algal oil in June 2011, and received a “No Questions” notification from the FDA in June 2012. We submitted a GRAS Notice for whole algal flour in the third quarter of 2012 and received a “No Questions” notification from the FDA in June 2013. We also have submitted a GRAS notice to the FDA for our whole algal protein and hope to receive a “No Questions” notification on this product in the future.

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

The sale of ingredients for use in animal feed is regulated by agencies including the FDA Center for Veterinary Medicine, or CVM. CVM requirements for suitability must be met by providing data form studies.

Countries other than the U.S. also regulate the manufacture and sale of food ingredients. Regulations vary substantially from country to country, and we will be required to comply with applicable regulations in each country in which we choose to market our food ingredients. In February 2014, the Sao Paulo State Environmental Department granted a license to operate the Solazyme Bunge JV facility, which is necessary to begin commercial production.

Our skin and personal care products are also subject to regulation by various government agencies in the countries in which our products are sold. We completed several rounds of testing in connection with launching the Algenist® and EverDeep® product lines, including Human Repeat Insult Patch Testing. We will continue to evaluate regulatory requirements as we launch new skin and personal care products.

Employees

As of December 31, 2013, we had 271 full-time employees, excluding the employees of our joint venture. Our employees’ roles include research, process development, manufacturing, regulatory affairs, program management, finance, human resources, administration, sales and marketing and business development. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

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

We are an early stage company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the food ingredients, chemicals and fuels markets, only a small portion of our revenues to date has been generated from market development activities in those markets.

We have incurred substantial net losses since our inception, including a net loss of $116.4 million during the year ended December 31, 2013. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of December 31, 2013, we had an accumulated deficit of $306.3 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue in the short term.

We, along with our development and commercialization partners, will need to develop products successfully, cost effectively produce them in large quantities, and market and sell them profitably. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

We have had only limited product sales to date. If we are not successful in further advancing our existing commercial arrangements with strategic partners, developing new arrangements, or otherwise increasing our manufacturing capacity and securing reliable access to sufficient volumes of low-cost feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology. Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost effective basis and in a timely manner;

•	technical challenges with our production processes or with development of new products that we are not able to overcome;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to secure and maintain necessary regulatory approvals for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.

The production of our microalgae-based products requires fermentable feedstock. The inability to obtain feedstock in sufficient quantities or in a timely and cost-effective manner may limit our ability to produce our products.

A critical component of the production of our microalgae-based products is access to feedstock in sufficient quantities and at an acceptable price to enable commercial production and sale. Other than as described below, we currently purchase feedstock, such as sugarcane-based sucrose and corn-based dextrose, for the production of our products at prevailing market prices. We are currently in discussions with additional potential feedstock partners.

We do not have any long-term supply agreements or other guaranteed access to feedstock other than (i) for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (Solazyme Bunge Renewable Oils or the Solazyme Bunge JV) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (Bunge), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and (ii) pursuant to our strategic collaboration with Archer-Daniels-Midland Company (ADM) (Solazyme/ADM Collaboration) at the ADM facility in Clinton, Iowa (Clinton Facility). As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility is being provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, chemicals, fuels and other products, and our business will suffer. We are currently in discussions with additional potential feedstock partners, but we cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.

Although our plan is to enter into partnerships, such as the Solazyme Bunge JV and the Solazyme/ADM Collaboration, with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply such feedstock in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand, rising or falling commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature. Variable weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content of feedstock and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected. In the near term we believe Brazilian sugarcane-based sucrose will be an important feedstock for us. Along with the risks described above, Brazilian sugarcane prices may also increase due to, among other things, changes in the criteria set by the Conselho dos Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), known as Consecana. Consecana is an industry association of producers of sugarcane, sugar and ethanol that sets market terms and prices for general supply, lease and partnership agreements and may change such prices and terms from time to time. Moreover, Brazil has a developed industry for producing ethanol from sugarcane, and if we have manufacturing operations in Brazil that do not have a partner providing the sugarcane feedstock, such as Bunge as part of the Solazyme Bunge JV, we will need to compete for sugarcane feedstock with ethanol producers. Such changes and competition could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products, which could adversely affect our business and results of operations.

We have entered into, and plan to enter into other, arrangements with feedstock producers to co-locate production at their existing mills, and if we are not able to complete and execute on these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.

In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV will produce microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and commissioning is underway. We are targeting the production of commercially saleable product by the end of the first quarter of 2014, though such production could move into the second quarter. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advances our work on Brazilian sugarcane feedstocks and extends through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that target the completion of construction of the Solazyme Bunge JV facility with a nameplate capacity of 100,000 MT of output oil. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners.

In November 2012, we and ADM entered into a Strategic Collaboration Agreement (Collaboration Agreement), establishing the Solazyme/ADM Collaboration for the production of microalgae-based products at the Clinton Facility. The Clinton Facility will utilize our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in

November 2013. The initial target nameplate capacity of the facility is expected to be 20,000 MT per year of tailored triglyceride oil, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the capacity to 40,000 MT per year, with the potential to further expand production to 100,000 MT per year. Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (Clinton/Galva Facilities). There can be no assurance that we will be able to meet our capacity target of 20,000 MT per year as the Clinton Facility is ramped up or that the capacity of the facility will be expanded. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.

There can be no assurance that a sufficient number of other sugar or other feedstock mill owners will accept the opportunity to partner with us for the production of our microalgae-based products. Reluctance on the part of mill owners may be caused, for example, by their failure to understand our technology or product opportunities or their belief that greater economic benefits can be achieved from partnering with others. Mill owners may also be reluctant or unable to obtain needed capital; alternatively, if mill owners are able to obtain debt financing, we may be required to provide a guarantee. Limitations in the credit markets, such as those experienced in the recent economic downturn or historically in developing nations as a result of government monetary policies designed in response to very high rates of inflation, would impede or prevent this kind of financing and could adversely affect our ability to develop the production capacity needed to allow us to grow our business. Mill owners may also be limited by existing contractual obligations with other third parties, liability, health and safety concerns and additional maintenance, training, operating and other ongoing expenses.

Even if additional feedstock partners are willing to co-locate our production at their mills, they may do so only on economic terms that place more of the cost, or confer less of the economic return, on us than we currently anticipate. If we are not successful in negotiations with mill owners, our cost of securing additional manufacturing capacity may be higher than anticipated in terms of up-front costs, capital expenditure or lost future returns, and we may not gain the manufacturing capacity that we need to grow our business.

Our pursuit of new product opportunities may not be technologically feasible or cost effective, which would limit our ability to expand our product line and sources of revenues.

We have committed, and intend to continue to commit, substantial resources, alone or with collaboration partners, to the development and analysis of new tailored oils and other microalgae-based products by applying recombinant technology to our microalgae strains. There is no guarantee that we will be successful in creating new tailored oil profiles, or other microalgae-based products, that we, our partners or their customers desire. There are significant technological hurdles in successfully applying recombinant technology to microalgae, and if we are unsuccessful at engineering microalgae strains that produce desirable tailored oils and other microalgae-based products, the number and size of the markets we will be able to address will be limited, our expected profit margins could be reduced and the potential profitability of our business could be compromised.

The successful development of our business depends on our ability to efficiently and cost-effectively produce microalgae-based products at large commercial scale.

Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. For example, with respect to oil, productivity is principally a function of the amount of oil that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to meet our currently expected production cost profile as we bring large commercial manufacturing capacity online. If we cannot do so, our business could be materially and adversely affected.

Production of both current and future oils and other microalgae-based products will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production.

We do not have experience constructing, ramping up or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, equipment failure or accidents, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to approximately 500,000 liters. However, we still need to demonstrate that we can reach our target cost structure including the achievement of target yields and productivities at approximately 500,000 liter scale in Iowa and approximately 625,000 liter scale in Brazil. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.

We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities and at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.

Other than our Peoria Facility, we do not own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. Currently, we have two manufacturing arrangements for industrial fermentation: an agreement for the manufacture of certain products by the Solazyme Bunge JV pursuant to a joint venture arrangement and the manufacture of products at the Clinton Facility. We also have manufacturing agreements relating to other aspects of our production process. Our current and anticipated future dependence upon our partners and contract manufacturers for the production and processing of our products may adversely affect our ability to develop products on a timely and competitive basis. The failure of any of our counterparties to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.

To date, our products have been produced and processed in quantities sufficient for our development work and initial commercial sales. For example, we delivered more than 400,000 liters (373 MT) of microalgae-derived military marine diesel and jet fuel to the US Navy in 2011. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce and process our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production and/or processing capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production and/or processing services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.

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

We may experience significant delays and/or cost overruns in financing, designing, constructing and ramping up large commercial manufacturing facilities, which could result in harm to our business and prospects.

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

The Solazyme Bunge JV is currently constructing a production facility adjacent to Bunge’s Moema sugarcane mill in Brazil, and commissioning is underway. We are targeting the production of commercially saleable product by the end of the first quarter of 2014, though such production could move into the second quarter. The production facility is expected to have a name plate capacity of 100,000 MT of oil per year. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving facility with HSBC Bank, USA, National Association (HSBC) to support a bank guarantee of the BNDES loan. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we will be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the corporate guarantee documentation may take longer than anticipated and may contain terms that are not favorable to us. If we are unable to negotiate our corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV may be unable to draw down the maximum amount available under the BNDES loan, it may have to seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. The acquisition of the facility site from the landowners is in process, is complex, is subject to multiple approvals of governmental authorities and will take time to complete. If the Solazyme Bunge JV is unable to acquire the facility site on reasonable terms, or at all, it may not be able to operate the production facility and may lose all or part of its investment in such facility.

We will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. Some of our customers may ultimately require that we acquire access to multiple production facilities in order to diversify our manufacturing base. We are targeting the production of commercially saleable product at the Solazyme Bunge JV facility by the end of the first quarter of 2014, though such production could move into the second quarter. We also expect to bring online additional facilities in the future. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering problems, equipment damage, accidents, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or other microalgae-based products we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.

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

In the chemicals and fuels markets, we have entered into a joint venture arrangement with Bunge that will focus on the manufacture of products in Brazil for sale in the Brazilian market, and development agreements with various other partners. In addition, we have entered into a strategic collaboration with ADM for the manufacture of products to be sold primarily to the industrial and nutritionals markets in North America, and have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (Sephora), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.

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

•

a partner could divest assets that are critical to our or our joint venture’s operations to a third party that is less willing to cooperate with us or is less incentivized or able to manage such assets in a way that helps us achieve our operational and financial goals;

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

Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. In addition, disagreements with a partner or former partner could result in disputes or litigation and could require substantial time and money to resolve. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations.

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

We have entered into the Solazyme/ADM Collaboration, which is focused on producing products at the Clinton Facility using our proprietary technology. Feedstock for the facility is being provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we will pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock.

Our ability to generate value from the Solazyme/ADM Collaboration will depend, among other things, on our ability to work cooperatively with ADM for the production of our products at the Clinton Facility. We may not be able to do so. For example, under the Solazyme/ADM Collaboration, ADM has agreed to provide feedstock and utility services to the Clinton Facility as well as operating services. ADM does not have previous experience working with our technology, and we cannot be sure that ADM will be successful in producing our products in the amounts we may require, at a satisfactory quality and/or in a cost-effective manner. Subject to limited exceptions and adjustments, we are responsible for annual fees regardless of ADM’s success in producing our products in acceptable quantities, at satisfactory quality and at acceptable costs. If production capacity is expanded at the Clinton Facility, there may be delays or cost overruns related to the retrofitting and permitting of the Clinton Facility, which would delay the increased production and commercialization of our products and could increase our costs. Furthermore, the agreements governing our Solazyme/ADM Collaboration are complex and cover a range of future activities, and disputes may arise between us and ADM that could delay the production and commercialization of our products or cause the termination of the Solazyme/ADM Collaboration. Additionally, downstream processing of products produced at the Clinton Facility is being performed at the facilities of third-party manufacturing partners. Any business or operations interruption at the facilities of such third parties could delay the production and commercialization of our products and could increase our costs.

Our relationship with our strategic partner Bunge may not prove successful.

We have entered into a joint venture with Bunge that will focus on the production of certain microalgae-based products in Brazil. In connection with the establishment of the Solazyme Bunge JV, we entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV.

Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge

JV’s products. We may not be able to do so. For example, under the joint venture, Bunge has agreed to provide feedstock as well as utility services to the production facility. We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, with a portion of the repayment for start-up expenses to be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the acquisition of the facility site from the landowners and delays or cost overruns in connection with the construction of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the corporate loan guarantee to be entered into as a condition of the Solazyme Bunge JV drawing down amounts in excess of amounts supported by bank guarantees under the loan agreement with BNDES. In addition, we will be required to maintain the required license, granted by the Sao Paulo State Environmental Department, to operate the production facility. Any negative event with respect to these issues would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay completion of the Solazyme Bunge JV facility and/or the expansion of the Solazyme Bunge JV’s capacity and the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

Our joint venture with Roquette has been dissolved. We are currently in arbitration with Roquette as to several issues related to the dissolution of the joint venture. We may have other disputes with Roquette related to the joint venture and its business.

In 2010, we entered into a 50/50 joint venture with Roquette Frères, S.A. (Roquette). As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, LLC (SRN) through which both we and Roquette agreed to pursue certain opportunities in microalgae-based products for the food, nutraceuticals and animal feed markets. On June 21, 2013, we and Roquette agreed to dissolve SRN. On July 18, 2013, SRN was dissolved. As a result of the dissolution, the joint venture and operating agreement between us and Roquette, and the license agreement, whereby we licensed to SRN certain of our intellectual property, automatically terminated.

SRN, we and Roquette are in the process of winding down the affairs of SRN. We and Roquette are currently engaged in an arbitration proceeding concerning several issues associated with the dissolution of SRN and the wind-down of its affairs. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture and its business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.

Disputes regarding our intellectual property rights, and the rights of others (including Roquette) to manufacture and sell the products included in the SRN joint venture could delay or negatively impact our commercialization of products in the markets SRN was targeting. Any such disputes could be costly, time-consuming to resolve and distracting to our management. In addition, if our commercialization in these markets is delayed or unsuccessful, our financial results could be negatively impacted.

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

In the chemicals market, the potential customers for our or the Solazyme Bunge JV’s products are generally companies that have well-developed manufacturing processes and arrangements with suppliers for the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years.

Although we produce products for the fuels market that comply with industry specifications, potential fuels customers may be reluctant to adopt new products. In addition, our fuels may need to satisfy product certification requirements of equipment manufacturers. For example, diesel engine manufacturers may need to certify that the use of diesel fuels produced from our oils in their equipment will not invalidate product warranties.

In the nutrition market, our food ingredients will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (CPG) companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected.

In the skin and personal care market, our branded products are marketed directly to potential consumers, but we cannot be sure that consumers will continue to be attracted to our brands, be attracted to our new brands or products, or purchase our products on an ongoing basis. As a result, our branded products may not be successful, distribution partners may decide to discontinue marketing our products and our business will be adversely affected.

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

We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels. Because we began commercializing our skin and personal care products in the last few years, have only recently begun to commercialize food ingredient products on our own, and are still in the process of developing our products for the food ingredients, oils, chemicals, fuels and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to our products or third-party products integrating our products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated claims, specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers. Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it may exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

We will face risks associated with our international business in developing countries and elsewhere.

For the foreseeable future, our business plan will likely subject us to risks associated with essential manufacturing, sales and operations in developing countries. We have limited experience to date manufacturing and selling internationally and such expansion will require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. The economies of many of the countries in which we or our joint ventures operate or will operate have been characterized by frequent and occasionally extensive government intervention and unstable economic cycles.

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

Our growth is taking place across three distinct target markets: chemicals and fuels, nutrition, and skin and personal care. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations continue to grow, the simultaneous management of development, production and commercialization across all three target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon a number of key members of our senior management, including manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at anytime. The loss of the services of one or more of our key employees, or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

We may not be able to obtain regulatory approval for the sale of our microalgae-based products and the operation of production facilities, and, even if approvals are obtained, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories and facilities will be time-consuming and costly.

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

Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (TSCA), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to comply with the Microbial Commercial Activity Notice (MCAN) process to manufacture and distribute products made from our recombinant microalgae strains. An MCAN is not required for non-recombinant strains. To date, we have filed MCANs for certain of our recombinant microalgae strains, some of which have been dropped from review, and expect to file additional MCANs in the future.

Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (PMN) must be filed with the EPA for a review period of up to 90 days excluding extensions. We have filed PMNs for certain of our products and expect to file additional PMNs in the future. Some of the products we produce or plan to produce are already eligible to be placed on the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the US or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of US or European approval.

Our nutrition products are subject to regulation by various government agencies, including the US Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. Food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. A GRAS Notice of Determination for algal oil was submitted to the FDA, and notification was received from the FDA in June 2012 that it had no further questions. A GRAS Notice of Determination for whole algal flour was submitted to the FDA, and notification was received from the FDA that it had no further questions. If the FDA were to disagree with the conclusions in future GRAS Notices of Determination, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years.

The sale of ingredients for use in animal feed is regulated by agencies including the FDA Center for Veterinary medicine (CVM). Regulatory requirements for suitability must be met by providing data from studies, which may cause delays and the incursion of additional costs.

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

We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products, and we cannot be sure that we will be able to obtain necessary approvals in a timely manner or at all. If our products do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products will continue to apply following initial approval for sale. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements will be time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our products, and our business may be harmed.

The construction and operation of our, our partners’ or our joint ventures’ production facilities are likely to require government approvals. If we are not able to obtain or maintain the necessary approvals in a timely manner or at all, our business will be adversely affected. In February 2014, the Sao Paulo State Environmental Department granted a license to operate the Solazyme Bunge JV facility, which is necessary to begin commercial production.

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

Changes in government regulations, including subsidies and economic incentives, could have a material adverse effect on demand for our products, business or results of operations.

The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act (EISA) of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the US and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, in 2013, the US Environmental Protection Agency proposed a reduction in the volume of total alternative fuel from the 2014 statutory target of 18.15 billion gallons to 15.21 billion gallons. Under this new proposed target, the advanced biofuel target would be reduced to 2.2 billion gallons from the 2014 statutory target of 3.75 billion gallons. The elimination of, or any additional reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research, development or commercial adoption of renewable fuels.

In addition, the US Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009 and its extension was not approved until March 2010. The most recent biodiesel tax credit expired in December 2013 and its extension has thus far not been approved. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the US and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our fuel products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business.

In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products, license our technologies to third parties and sell products to end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.

Conversely, government programs could increase investment and competition in the markets for our products. For example, various governments have announced a number of spending programs focused on the development of clean technology, including alternatives to petroleum-based fuels and the reduction of greenhouse gas (GHG) emissions, which could lead to increased funding for us or our competitors, or the rapid increase in the number of competitors within our markets.

Concerns associated with renewable fuels, including land usage, national security interests and food crop usage, are receiving legislative, industry and public attention. This could result in future legislation, regulation and/or administrative action that could adversely affect our business. When and how these requirements and any regulatory or policy changes are addressed could have a material adverse effect on our business, financial condition and results of operations.

Future government policies may adversely affect the supply of sugarcane, corn or cellulosic sugars, restricting our ability to use these feedstocks to produce our products, and negatively impact our revenues and results of operations.

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

We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the US, when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s process. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. In March 2013, we submitted an application for approval from CTNBio to use a specific microalgae strain designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. We obtained approval for this application from CTNBio in October 2013. In February 2014, CTNBio granted a CQB (Certificate of Quality in Biosafety) to the Moema plant for activities including industrial production, import and export, disposal and storage of our key production organisms. If we cannot meet the applicable requirements in Brazil and other countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.

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

We expect to face competition for our products in the chemicals and fuels markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products, we may not be successful in bringing our products to market or further growing our business.

In the chemical market, we will compete with the established providers of oils currently used in chemical products. Producers of these incumbent products include global oil companies, including those selling agricultural products such as palm oil, palm kernel oil, castor bean oil and sunflower oil, large international chemical companies and other companies specializing in specific products or essential oils. We may also compete in one or more of these markets with manufacturers of other products such as highly refined petrochemicals, synthetic polymers and other petroleum-based fluids and lubricants as well as new market entrants offering renewable products.

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

The oil companies, large chemical companies and well-established agricultural products companies with whom we expect to compete are much larger than we are, have, in most cases, well-developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. Some of our competitors may use their influence to impede the development and acceptance of our products. Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. In the nascent markets for renewable chemicals and fuels, it is difficult to predict which, if any, market entrants will be successful, and we may lose market share to competitors producing new or existing renewable products.

We expect to face competition for our nutrition and skin and personal care products from other companies in these fields, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or their products, we may not be successful in selling our products or further growing our business.

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette S.A., are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products.

In the skin and personal care market, we expect to compete with established companies and brands with loyal customer followings. The market for skin and personal care products is characterized by strong established brands, loyal brand following and heavy brand marketing. We will compete with companies with well-known brands such as Kinerase®, Perricone MD®, and StriVectin®. These companies have greater sales and marketing resources than us. We will also compete in the mass consumer market. Some of our competitors in this market have well-known brands such as Meaningful Beauty® and Principal Secret® and have substantially greater sales and marketing resources than us. We have limited experience in the skin and personal care market. We will need to continue to devote substantial resources to the marketing of our products and there can be no assurance that we will be successful.

A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.

We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum and certain plant oils. We anticipate that most of our oils, and in particular those used to produce fuels, will be marketed as alternatives to corresponding products based on petroleum and plant oils. If the price of any of these oils falls, we may be unable to produce tailored oils or other products that are cost-effective alternatives to their petroleum or plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell our products, which could materially and adversely affect our operating results.

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

Our information technology systems, processes and sites may suffer a significant breach or disruption that may adversely affect our ability to conduct our business.

Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency or disaster recovery plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

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

The America Invents Act (AIA), which was signed into law on September 16, 2011, brought a number of changes to the US patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the US with most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the US Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of US patents. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

Risks associated with enforcing our intellectual property rights in the United States.

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes or when a patented process is performed by multiple parties. Patent litigation is also costly, time-consuming and distracting to our management. Furthermore, in patent litigation in the United States or elsewhere, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse effect on our business. Defendant counterclaims of antitrust or other anti-competitive conduct are also commonplace.

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

Third parties (including joint venture, collaboration, development and feedstock partners and former partners, contract manufacturers, and other contractors and shipping agents) often have custody or control of our proprietary microbe strains. If our proprietary microbe strains were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use our strains or reverse-engineered strains for their own commercial gain. It is difficult to prevent misappropriation or subsequent reverse engineering. In the event that our proprietary microbe strains are misappropriated, it could be difficult for us to challenge the misappropriation or prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

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

We also keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate, desirable or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, partners, former partners and other advisors may unintentionally or willfully disclose our trade secrets to competitors or otherwise use misappropriated trade secrets to compete with us. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the US may be less willing to or may not protect trade secrets. Moreover, our competitors may independently design around our intellectual property or develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently designs around our intellectual property or develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our trade secrets.

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

•

delays or greater than anticipated expenses associated with the completion of new manufacturing facilities, and the time to complete scale up of production following completion of a new manufacturing facility;

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel, chemical, nutrition or skin and personal care regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.

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

To date, we have financed our operations primarily through our initial public offering, completed in June 2011, private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018, which bear interest at a rate of 6.00% per year, payable in cash semi-annually. We entered into a loan and security agreement with HSBC that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.

We may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV entered a loan agreement with BNDES for project financing funding to support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, and has drawn on the funds, if we are unable to finalize the corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan in excess of amounts supported by bank guarantees and may have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements from existing sources or seek additional financing. In addition, our working capital requirements and the working capital requirements of the Solazyme Bunge JV are likely to increase as we and the Solazyme Bunge JV increase and begin production, respectively, due to an increase in inventory and the manufacture out-of-spec product during the ramp-up of commercial production. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

We have received government grants and have entered contracts with government agencies in the past. Activities funded by a government grant or pursuant to government contracts are subject to audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Grant funds must be applied by us toward the research and development programs specified by the granting agency, rather than for all of our programs generally. If any of our grant-funded costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations. We are also subject to additional regulations based on our receipt of government grant funding and entry into government contracts. If we fail to comply with the requirements under our grants or contracts, we may face penalties or other negative consequences, and in such event we may not be awarded government funding or contracts in the future.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We believe that our current facilities are suitable and adequate to meet our current needs. As our needs change and as our business grows, we intend to build, lease or acquire additional manufacturing capacity on our own and with partners. We believe that additional space and facilities will be available.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. On October 24, 2013, pursuant to a Research and Development Agreement with Warner Babcock Institute for Green Chemistry LLC (WBI), we issued 39,578 shares of our common stock to WBI. As of December 31, 2013, all of these shares had fully vested. Pursuant to the Research and Development Agreement, WBI is providing research and development services to us.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market, or NASDAQ, under the symbol “SZYM.” The following table sets forth the high and low sales prices per share of the common stock as reported on NASDAQ. Such prices represent inter dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2012	High	Low
First Quarter	$16.00	$10.16
Second Quarter	16.31	9.40
Third Quarter	14.34	10.92
Fourth Quarter	11.59	6.45

Fiscal 2013	High	Low
First Quarter	$9.49	$6.81
Second Quarter	12.89	7.15
Third Quarter	13.09	10.20
Fourth Quarter	12.10	8.00

As of February 28, 2014 there were 92 stockholders of record of our common stock. A substantially greater number of stockholders may be beneficial holders, whose shares are held of record by banks, brokers and other financial institutions in “street name.”

Dividend Policy

We have never declared or paid any dividends on our common stock or any other securities. We currently intend to retain our future earnings, if any, for use in the expansion and operation of our business and therefore do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, the terms of our loan facility require that we obtain consent from the lender prior to any payment of dividends.

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

Stock Performance Graph

The following graph compares our total common stock return with the total return for (i) the S&P SmallCap 600 Index and (ii) the NASDAQ Clean Edge Green Energy Index for the period from May 27, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2013. The figures represented below assume an investment of $100 in our common stock at the closing price of $20.71 on May 27, 2011 and in the S&P SmallCap Index and the NASDAQ Clean Edge Green Energy Index on May 27, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

In the tables below, we provide our selected historical financial data. We derived the selected statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the selected balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. You should read this data together with our consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data:
Total revenues	$39,750	$44,108	$38,966	$37,970	$9,161

Cost of product revenue	6,385	5,311	2,420	—	—
Research and development	66,572	66,384	45,613	34,227	12,580
Sales, general and administrative	62,933	57,516	41,426	17,422	9,890

Total costs and operating expenses(1)	135,890	129,211	89,459	51,649	22,470

Loss from operations	(96,140)	(85,103)	(50,493)	(13,679)	(13,309)
Total other income (expense), net	(20,249)	1,971	(3,408)	(2,601)	(361)

Net loss	(116,389)	(83,132)	(53,901)	(16,280)	(13,670)
Accretion of redeemable convertible preferred stock	—	—	(60)	(140)	(145)

Net loss attributable to Solazyme, Inc. common stockholders	$(116,389)	$(83,132)	$(53,961)	$(16,420)	$(13,815)

Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders(2)	$(1.81)	$(1.37)	$(1.35)	$(1.42)	$(1.38)

Shares used in computation of basic and diluted net loss per share(2)	64,211,958	60,509,048	39,934,013	11,540,494	10,030,495

(1)	Includes stock-based compensation expense of $18.7 million, $15.4 million, $10.9 million, $2.0 million and $0.5 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(2)	See notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,977	$30,818	$28,780	$32,497	$19,845
Marketable securities	112,544	118,187	214,944	49,533	15,043
Working capital	166,523	140,341	229,681	73,152	29,693
Total assets	258,705	217,024	285,224	93,984	41,891
Indebtedness	93,522	14,968	20,252	229	—
Redeemable convertible preferred stock	—	—	—	128,313	68,459
Accumulated deficit	(306,317)	(189,928)	(106,796)	(52,835)	(36,415)
Total stockholders’ equity (deficit)	138,948	183,311	240,558	(50,067)	(36,164)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We make renewable oils and other bioproducts. Our proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a growing range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts.

We tailor the composition of our oils and bioproducts to address specific customer requirements, offering superior performance characteristics and value, compared with conventionally sourced products. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value that results from tailoring compositions of oils that enable heightened performance. As such, we expect our products to generate attractive margins in our target markets. Our main commercial focus is on selling oil-based products, including oils and algal meal products, to companies that use them as intermediates and ingredients.

We initiated our commercialization efforts several years ago by launching low-volume, high-margin branded skin and personal care products. We are currently selling into this market with two branded skin care offerings, our Algenist® and EverDeep® lines, and we intend to develop additional products. As we expand into large-scale, high-volume commercial production, we expect to sell our oil-based intermediate and ingredients products more broadly to customers in the chemicals, fuels and food markets starting in the first quarter of 2014. We expect while the margins on these intermediate and ingredients products will be lower than those launched initially, our sales volumes will be higher as we expand our large-scale production. We have entered into sales agreements and partnership agreements to advance commercialization efforts. In addition to development agreements to fund development work and new product application testing, we expect that our partners will enter into long-term purchase agreements with us. We are currently engaged in development activities with multiple partners.

The inherent flexibility of our technology platform and the broad usage of triglyceride oils and functional fluids across multiple industries allows us to approach a wide range of customers across a wide range of end markets. We have many oils in various stages of development that can address multiple end markets.

We are also developing food oils targeted at the nutritional markets. The tailored food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities, stability, and shelf life while providing robust formulation and process flexibility. In addition to tailoring the composition of oils, we have also developed novel methods of preparing powdered forms of triglyceride oils. Our powdered ingredients are composed of whole algal cells, including the cell wall and the oils and other cellular products held within the whole algal cell.

Our process is compatible with commercial-scale and widely-available fermentation equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs. This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (120,000 liter) and commercial (approximately 500,000 liter and above) fermenter scale. The fermentation equipment used to achieve commercial scale at Archer-Daniels-Midland Company’s (ADM) Clinton Facility is comparable to the fermentation equipment at the Solazyme Bunge Renewable Oils facility in Brazil. Our existing manufacturing operations are as follows:

•

Our pilot plant in South San Francisco, California, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, enables us to produce samples of our tailored oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•

In 2012, we announced successful commissioning of our first fully integrated bio-refinery (IBR) at our Peoria, Illinois facility, to produce algal oil. The IBR was partially funded with a federal grant that we received from the U.S. Department of Energy (DOE) in December 2009 to demonstrate integrated commercial-scale production of renewable algae-derived fuels. The Peoria Facility has a nameplate capacity of two million liters of oil annually and provides an important platform for continued work on feedstock flexibility and scaling of new tailored oils into the marketplace. We have recently modified our Peoria Facility to produce WAF and WAP in conjunction with select contract manufacturing operations.

•

In April 2012, we executed a Joint Venture Agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate a production facility adjacent to Bunge’s sugarcane mill in Moema, Brazil. We are currently completing the construction and commissioning of our 100,000 MT purpose-built production facility at Bunge’s Moema sugar mill in Orindiuva, Brazil. See “Significant Partner Agreements.”

•

In November 2012, we executed a strategic collaboration agreement with ADM to produce tailored triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). In January 2014, we began commercial scale production of our products at the Clinton Facility. See “Significant Partner Agreements.”

•

We utilize contract manufacturing to assist in the production of our Algenist® and EverDeep® products and we closely monitor and advise these contract manufacturers to help ensure that our products meet stringent quality standards. We also produce some product ingredients at our Peoria Facility.

Through fiscal year 2013, our revenues have been generated from research and development programs and commercial sale of our skin and personal care products. Our research and development programs have been conducted primarily under key agreements with government agencies and strategic partners to fund development work and perform application testing. We focus our innovation efforts on creating a broad suite of tailored products that meet defined market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs.

We have developed a portfolio of innovative and branded microalgae-based consumer products. Our first major ingredient was Alguronic Acid®, which was formulated into a full range of skin care products. Since its launch in March 2011, we have commercialized Algenist®, which is an anti-aging skin care line primarily through Sephora S.A. and its affiliates (Sephora) and QVC. We have seen success in expanding our international distribution and are currently selling in over 1,300 retail stores in 17 countries including member countries of the EU, Mexico, Canada and China. In 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use Microalgae Oil as a replacement for the essential oils currently used in skin care products.

In November 2013, we launched our second skin care line, EverDeep®. EverDeep® uses a new proprietary ingredient, Algasome™ complex, and is sold online and via telephone driven by direct-to-consumer “infomercial” broadcasts. The skin care line utilizes a continuity program and auto-delivery options to strengthen the link with customers to drive repeat sales.

Significant Partner Agreements

We currently have joint venture, joint development, supply and distribution arrangements with various strategic partners. We expect to enter into additional partnerships in each of our target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity and/or secure access to feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and/or long-term purchase commitments. Our current principal partnership and strategic arrangements include:

Bunge. In May 2011, we entered into a Joint Development Agreement (the JDA) with Bunge that has been extended through September 2014. Pursuant to the JDA, we and Bunge are jointly developing microbe-derived oils, and exploring the production of such oils from Brazilian sugarcane feedstock.

In anticipation of the Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests based on a number of milestones connected with the construction and initial operation of the Solazyme Bunge JV Plant. As of December 31, 2013, the warrant was vested as to 75% of the shares underlying the Warrant. The Warrant expires in May 2021.

In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable tailored oils production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian BNDES. Commissioning is underway, and we are targeting production of commercially saleable product by the end of the first quarter of 2014, though such production could move into the second quarter. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV).

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

In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 MT under construction in Brazil to 300,000 MT by 2016 at select Bunge owned and operated processing facilities worldwide. We and Bunge amended the Joint Venture agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. We and Bunge intend to work together through joint market development to bring new, healthy, edible oils to the Brazilian market.

Refer to Note 7 and Note 10 in the accompanying notes to our consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of tailored triglyceride oil products at the Clinton Facility. The Clinton Facility is producing tailored triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we will pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock and currently has an initial target nameplate capacity of 20,000 MT per year of tailored triglyceride oil products, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. We are also working together with ADM to develop markets for the products produced at the Clinton Facility. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities.

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

Chevron. We have entered into multiple research and development agreements with Chevron to conduct research related to algal technology in the fields of diesel fuel, lubes and additives and blendstocks. Under the terms of the most recent agreement, we successfully completed all defined deliverables against the active Chevron research program which was funded through June 30, 2012.

U.S. Navy. In September 2010, we entered into a firm fixed price research and development contract with the Department of Defense (DoD), through the Defense Logistics Agency, Fort Belvoir, VA (DLA), to provide marine diesel fuel. We agreed to produce up to 567,812 liters of HRF-76 marine diesel for the U.S. Navy’s testing and certification program. This contract was the third contract that we have entered into with the DoD and the largest of the three. We completed two earlier contracts to research, develop and demonstrate commercial-scale production of microalgae-based advanced biofuels to establish appropriate status for future commercial procurements. We completed the first phase of our 567,812 liter contract in July 2011, with the delivery of 283,906 liters of HRF-76 marine diesel to the U.S. Navy for its testing and certification program. In August 2011, the DoD exercised its option to pursue the second phase of the DoD contract, which called for the delivery of the remainder of the 283,906 liters of HRF-76 marine diesel for the U.S. Navy’s testing and certification program. We completed the second phase of the contract in June 2012, with the delivery of 283,906 liters of HRF-76 marine diesel to the U.S. Navy.

In November 2011, Dynamic Fuels, LLC (Dynamic) was awarded a contract to supply the U.S. Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involved supplying the U.S. Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 or HRJ-5) and 350,000 gallons

(1,325,000 liters) of marine distillate fuel (Hydro-Treated Renewable F-76 or HRD-76). We were named a subcontractor and we entered into a subcontractor agreement with Dynamic effective January 2012 to supply Dynamic with algal oil to help fulfill Dynamic’s contract with the U.S. Navy to deliver fuel by May 2012. We delivered our commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used as part of the U.S. Navy’s Green Strike Group demonstration at the 2012 Rim of the Pacific Exercise, the world’s largest international maritime warfare exercise. The Great Green Fleet was powered by a 50/50 blend of biofuel and conventional petroleum-based fuel.

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

Algenist ® Distribution Partners. In December 2010, we entered into a distribution contract with Sephora EMEA to distribute our Algenist® product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist® product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist® product line at Sephora inside jcpenney stores in the United States. In March 2011, we entered into an agreement with QVC, Inc. (QVC) and launched the sale of our Algenist® product line through QVC’s multimedia platform.

Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement altogether), which expanded our current research and development efforts. In September 2013, we and Unilever extended this joint development agreement through September 30, 2014 and entered into a commercial supply agreement for at least 10,000 MT of our tailored algal oil.

Financial Operations Overview

Our total revenues were $39.0 million, $44.1 million, and $39.8 million in 2011, 2012, and 2013, respectively. Since our commercialization of the Algenist® skin care line in March of 2011, our product revenues have increased each year partially offsetting the reduction in license fee revenue and government program revenues as we completed our work with the DOE and DoD in 2012. In addition, revenues from our development agreements with strategic partners fluctuate depending on timing of the program execution and structure. In general, we expect that the mix of our research and development program (R&D) revenues will be lower as a percentage of total Revenues as we continue to commercialize our products. We will continue to work with our strategic partners under our existing and new R&D agreements to enable us to be a global market leader in the design and production of renewable oils and specialty bioproducts. We expect a larger percentage of our total revenues to be generated from product sales as we ramp up our manufacturing production volume to nameplate capacity.

We incurred net losses of $54.0 million, $83.1 million, and $116.4 million in 2011, 2012, and 2013, respectively. In the near term, we anticipate that we will continue to incur net losses as we ramp up our manufacturing capacity and continue our development activities to further build on our library of tailored oils and powders that address the chemicals and fuels, nutrition and skin and personal care markets, continue work on feedstock flexibility and scaling of new tailored oils, nutrition ingredients and skin and personal care products in the marketplace and support commercialization activities for our products. In addition, as we continue to scale our capacity in current facilities or by entering into new manufacturing capacity and joint venture agreements, we may incur additional net losses associated with the build-out and initial operations of those new production facilities.

Revenues

We are commercializing our products as intermediates/ingredients or Solazyme Consumer Products. Intermediates/Ingredients encompasses a portfolio of ingredient products targeted at customers in the chemicals, fuels and foods markets. Within Solazyme Consumer Products, we are currently selling consumer brands into the skin and personal care market with two branded skin care offerings, our Algenist® and EverDeep® lines. Prior to commercialization of Algenist® in 2011, our revenues were primarily from collaborative research and government grants. Through the end of 2013, our product revenues have been entirely from the sale of products into the skin and personal care market providing us with the highest gross margin within our target markets. We expect to sell more broadly into the chemicals, fuels and food markets starting in the first quarter of 2014. In 2013, four of our largest partners, Mitsui, QVC, Sephora and the Solazyme Bunge JV each accounted for more than 10% of our total revenues, and collectively accounted for 72% of our total revenues.

•	Research and Development Program Revenues

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 50%, 63%, and 69% of our total revenues for 2013, 2012, and 2011, respectively. Revenues from government grants and agreements represented 1%, 52%, and 46% of total R&D revenues in 2013, 2012, and 2011, respectively. Revenues from commercial and strategic partner development agreements represented 99%, 48%, and 54% of total R&D revenues in 2013, 2012, and 2011, respectively.

•	Product Revenues

Product revenues consist of revenues from products sold commercially into each of our target markets.

We began our commercialization in the skin and personal care markets within Solazyme Consumer Products. Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK in 17 countries including the U.S., member countries of the EU, Mexico, Canada and China, as well as direct-to-consumer sales via the Internet. In November 2013, we launched our second algal skin care line, EverDeep®. We expect our product revenues to increase as the demand for our Algenist® and EverDeep® product lines grow and as we commercialize our portfolio of products targeted at customers in the chemicals, fuels and foods markets.

Product revenues represented 50%, 37%, and 18% of our total revenues for 2013, 2012, and 2011, respectively.

•	License Fees

Recognition of license fees is dependent on the specific terms of the license agreement. To date, license fee revenue has consisted of up-front, one-time, non-refundable fees for licensing our technology for commercialization to Solazyme Roquette Nutritionals and these fees have been recognized when cash was received. License fees represented 0%, 0% and 13% of our total revenues in 2013, 2012 and 2011, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of cost of product revenue, research and development expenses and sales, general and administrative expenses. Personnel-related expenses, including non-cash stock-based compensation, costs associated with our strategic collaboration agreements as well as other third-party contractors and contract manufacturers, reimbursable equipment and costs associated with government contracts, consultants and facility costs, comprise the significant components of these expenses.

•	Cost of Product Revenue

To date, cost of product revenue consists primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient, and microalgae oil used in our Algenist® product line. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our Algenist® and EverDeep® product lines grow and as we commercialize our portfolio of products targeted at customers in the chemicals, fuels and foods markets.

•	Research and Development

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental and JV entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, costs associated with our strategic collaboration agreements as well as other third-party contract manufacturers, reimbursable equipment and costs associated with government contracts, consultants, facility costs and overhead, depreciation and amortization of property and equipment used in development, and laboratory supplies.

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

Our research and development efforts are directed at (1) identifying, isolating and further optimizing strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) tailoring the oil outputs to meet specific market needs; (3) product and process development projects aimed at reducing the cost of oil production; and (4) scale-up of commercial scale production at the Clinton/Galva Facilities as well as product and process development activities in our Peoria Facility. Our research and development projects also include activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. We expect to continue to use our Peoria Facility for joint development activities, to provide samples for market development as well as for commercial production for products such as WAF and WAP.

•	Sales, General and Administrative

Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales and marketing functions, professional services and administrative and facility overhead expenses. These expenses also include costs related to our business development and sales functions, including marketing programs. Professional services consist primarily of consulting, external accounting, legal and investor relations fees associated with operating as a publicly-traded company. We expect sales, general and administrative expenses to increase as we incur additional costs related to commercializing our business, including our growth and expansion in Brazil.

Other Income (Expense), Net

Interest and Other Income

Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.

Interest Expense

Interest expense consists primarily of interest related to our debt. As of December 31, 2013 and 2012, our outstanding debt, net of debt discounts, was approximately $93.5 million and $15.0 million, respectively.

Gain (Loss) from Change in Fair Value of Warrant Liability

Gain (loss) from change in fair value of warrant liability consists primarily of the change in the fair value of redeemable convertible preferred stock warrants and a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. The third tranche of the common stock warrant issued to Bunge Limited was unvested as of December 31, 2013, and will be adjusted based on contractual terms and remeasured to fair value at each balance sheet date until the warrant shares have vested.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability consists of the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013.

Income (Loss) from Equity Method Investments, Net

Income (loss) from the equity method investment in the Solazyme Bunge JV is recorded in our income statement as “Income (Loss) from Equity Method Investments, Net”.

In the year ended December 31, 2013 we recorded a loss of $1.4 million to Income (loss) from equity method investments, net related to the dissolution of the Solazyme Roquette JV.

Income Taxes

Since inception, we have incurred net losses and have not recorded any U.S. federal, state or non-U.S. income tax provisions. We have recorded a full valuation allowance against deferred tax assets as it is more likely than not that they will not be realized.

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

Revenue Recognition

We currently recognize revenues from R&D programs that consist of government programs, collaborative research and development agreements with commercial and strategic partners and related parties, as well as from commercial sales of our products. Revenues are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

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

Product Revenue

Product revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfers to the customer; the price is fixed or determinable; and collectability is reasonably assured. Products are sold with a right of return for expired, discontinued, damaged or non-compliant products. Algenist® and EverDeep® products have an approximate three year shelf life from their manufacture date. We give credit for returns by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments to us for the amount of the return. We reserve for estimated returns of products at the time revenues are recognized. To estimate our return reserve, we analyze our own actual product return data, data from our customers regarding their inventory levels and historical return rates of our products, and other known factors, such as our customers’ return policies to their end consumers, which is typically 30 to 90 days. We monitor our actual performance by comparing our actual return rates against estimated rates, and adjust our estimated return rates as necessary. In addition, we estimate a reserve for products that do not meet internal quality standards. Actual returns of Algenist® and EverDeep® products may differ from estimates that we used to calculate such reserves.

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

Convertible Debt and Embedded Derivative

In January 2013, we issued $125.0 million aggregate principal amount of Notes. The terms of the Notes include, among others, that if a conversion occurs prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where we may be required to increase the conversion rate as described in Note 11 to the consolidated financial statements) in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. As of December 31, 2013, $43.2 million of the Notes had been converted into approximately 5.2 million shares of our common stock and were reclassified from long-term debt to stockholders’ equity in our consolidated balance sheets. We elected to settle the early conversion payments related to the Notes in shares of our common stock, and accordingly issued approximately 0.3 million shares of our common stock as of December 31, 2013.

We evaluated the embedded derivative resulting from the early conversion payment feature within the indenture for bifurcation from the notes. The early conversion feature was not deemed clearly and closely related to the Notes and was bifurcated as an embedded derivative. We estimated the fair value of this embedded derivative liability using a Monte Carlo simulation model and classified it as a non-current liability in our consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the

Notes. The fair value of the embedded derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability. Early conversion payments in cash or common stock are also recorded to the change in the fair value of the derivative liability upon the early conversion of the Notes.

Stock-Based Compensation

We recognize compensation expense related to stock-based compensation, including the awarding of employee stock options and restricted stock units, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

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

We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option-pricing model. We account for restricted stock units and restricted stock awards issued to nonemployees based on the estimated fair value of our common stock. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We record a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013 and 2012, we had a full valuation allowance against all of our net deferred tax assets.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 740-10, Income Taxes, to account for uncertain tax positions. As of December 31, 2013 and 2012, we had no significant uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized income tax benefits will change significantly in the next 12 months.

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

Results of Operations

Comparison of Year Ended December 31, 2013 and 2012

Revenues

	Year ended December 31,
	2013	2012	$ Change
	(In thousands)
Revenues:
Research and development programs	$19,788	$27,649	$(7,861)
Net product revenue	19,962	16,459	3,503

Total revenues	$39,750	$44,108	$(4,358)

R&D program revenue decreased by $7.9 million in 2013 compared to 2012, due to a $14.1 million decrease in government program revenues, partially offset by a $6.3 million increase in revenues primarily from development agreements with the Solazyme Bunge JV and strategic partners.

Our government program revenues decreased in 2013 compared to the same period in 2012, primarily due to the completion of the integrated biorefinery build out at our Peoria Facility in mid-2012 under the DOE grant, delivery of our commitment of algal oil under the Dynamic Fuels subcontract in the first half of 2012 and completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE has funded $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program at our Peoria Facility. We successfully commissioned the integrated biorefinery at our Peoria Facility in the second quarter of 2012 and anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of the third quarter of 2014. We are fully funding the remaining costs to complete the objectives of the DOE award.

Our revenues from development agreements with strategic partners and the Solazyme Bunge JV increased due to timing of the development work performed and achievement of contract milestones defined in these agreements. We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV and expect that our R&D program revenues will continue, as we continue this work and add new strategic partners. In addition to funding development work and performing application testing, we expect that our partners will enter into long-term purchase agreements with us and that revenue from product sales from these purchase agreements will become a higher percentage of total revenues over time. In the near term, we don’t expect government program revenues to increase. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities.

Net product revenue increased primarily due to new Algenist® product offerings and increased consumer demand. The launch of our second algal skin care line, EverDeep® in late 2013 contributed slightly to the increase in product revenues. EverDeep® products are sold online and via telephone driven by direct-to-consumer “infomercial” broadcasts leveraging a continuity program and auto-delivery options to strengthen the link with customers to drive repeat sales.

The inherent flexibility of our technology platform and the broad usage of triglyceride oils across multiple industries, allows us to approach a wide range of customers across myriad end markets. We expect our product revenues to increase as we commercialize our intermediate/ingredient products encompassing a portfolio of products targeted at customers in the chemicals, fuels and foods markets. We also expect an increase in our mix of product revenues to total revenues as we expand our manufacturing capacity and related oil product offerings in the chemical, fuels and foods markets.

Cost of Product Revenues

	Year ended December 31,
	2013	2012	$ Change
	(In thousands)
Cost of revenue:
Product	$6,385	$5,311	$1,074

Gross profit:
Product	$13,577	$11,148	$2,429

Cost of product revenue increased by $1.1 million in 2013 compared to 2012 primarily due almost exclusively to increased sales of Algenist® products. Gross margin percentage on product sales remained constant at 68% in 2013 and 2012.

Beginning in the first quarter of 2014, we commenced commercial-scale production at the Clinton Facility. We expect our cost of production will increase as we start commercial production for the chemicals, fuels and foods markets and that production volume will ramp up over the next 12 to 18 months, as we work toward our target nameplate capacity of 20,000 MT. We also expect that our cost of production as a percentage of revenue will be higher in the early stages of production, but will ease and flatten as production volume increases to nameplate capacity.

Operating Expenses

	Year ended December 31,
	2013	2012	$ Change
	(In thousands)
Operating expenses:
Research and development	$66,572	$66,384	$188
Sales, general and administrative	62,933	57,516	5,417

Total operating expenses	$129,505	$123,900	$5,605

Research and Development Expenses

Our research and development expenses increased by $0.2 million in 2013 compared to 2012, due primarily to $10.6 million of increased costs incurred to scale up the Clinton/ Galva Facilities as well as increased personnel-related and facilities-related costs of $5.1 million and $1.6 million, respectively, offset by decreased DOE and DoD R&D program costs and outside contract manufacturing costs of $15.1 million and $2.1 million, respectively.

Personnel-related and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $5.9 million in 2013 compared to $3.9 million in 2012.

R&D program and third-party contractor costs decreased in 2013 compared to 2012 primarily due to decreased costs as a result of the completion of both the construction of the integrated biorefinery program and the second phase of our 2011 DoD fuels testing and certification contract in 2012. We plan to continue to make investments in research and development for the foreseeable future as we continue (1) to identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) to tailor the oil outputs to meet specific market needs; (3) product and process development projects aimed at reducing the cost of oil production; and (4) to scale-up commercial production at the Clinton Facility as well as product and process development activities in our Peoria Facility. We do not expect a significant increase in our research and development expenses in the near term as we scale up to commercial production.

Sales, General and Administrative Expenses

Our sales, general and administrative expenses increased by $5.4 million in 2013 compared to 2012, primarily due to increased personnel-related and facilities-related costs of $5.6 million and $0.5 million, respectively, increased marketing and promotional costs of $0.2 million, partially offset by decreased outside service costs of $0.8 million. Personnel-related and facilities-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $12.7 million in 2013 compared to $11.5 million in 2012. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the chemicals, fuels and food markets domestically and in Brazil.

Other Income (Expense), Net

	Year ended December 31,
	2013	2012	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$1,369	$2,072	$(703)
Interest expense	(7,136)	(561)	6,575
Loss from equity method investments	(8,237)	(1,824)	6,413
Gain from change in fair value of warrant liability	147	2,284	(2,137)
Loss from change in fair value of derivative liability	(6,392)	—	6,392

Total other income (expense), net	$(20,249)	$1,971	$(22,220)

Interest and Other Income, net

Interest and other income, net decreased by $0.7 million in 2013 compared to 2012, primarily due to decreased investment yields on investment balances. We expect our interest and other (expense) income, net to fluctuate with changes in our cash and investment balances.

Interest expense

Interest expense increased by $6.6 million in 2013 compared to 2012, due to $7.7 million of increased interest expense resulting primarily from the issuance of the Notes in January 2013, partially offset by $1.1 million of interest expense capitalized to our investment in the Solazyme Bunge JV. We expect interest expense and amortization of debt discounts and debt issue costs to decrease slightly due to the early conversion of Notes during 2013 (see Note 11 to our consolidated financial statements).

Loss from Equity Method Investment

Loss from equity method investment increased by $6.4 million in 2013 compared to 2012, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV of $5.0 million and a $1.4 million loss related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV completes plant construction and begins scale up of commercial-scale production in Brazil.

Gain from Change in Fair Value of Warrant Liability

There was a $0.1 million gain from the change in fair value of warrant liability in 2013 compared to a $2.3 million gain from the change in fair value of warrant liability in 2012. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our consolidated balance sheet beginning in the second quarter of 2012, the unvested portion of the warrant continues to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. We expect that the gain or loss from the change in the fair value of the warrant liability will fluctuate with the change in our stock price and other factors.

Loss from Change in Fair Value of Derivative Liability

Loss from change in fair value of derivative liability of $6.4 million in 2013 was due to the change in the fair value of the embedded derivative related to the early conversion feature of the Notes issued in January 2013 of $4.4 million and fair value adjustments related to early conversions made in 2013 of $2.0 million. At each reporting period, we remeasure this embedded derivative at fair value which is included as a component of Convertible Debt on our consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model and upon early conversion by Note holders.

Results of Operations

Comparison of Year Ended December 31, 2012 and 2011

Revenues

	Year ended December 31,
	2012	2011	$ Change
	(In thousands)
Revenues:
Research and development programs	$27,649	$26,793	$856
Net product revenue	16,459	7,173	9,286
License Fee	—	5,000	(5,000)

Total revenues	$44,108	$38,966	$5,142

Our total revenues increased by $5.1 million in 2012 compared to 2011, due primarily to a $9.3 million increase in Algenist® product revenue (which launched in March 2011) and $0.9 million increase in R&D program revenue, offset in part by a $5.0 million decrease in license fees related to an up-front non-refundable fee for licensing our technology to Solazyme Roquette Nutritionals. The decrease in license fee revenue was expected per the terms of the Solazyme Roquette JV joint venture agreement. Net Algenist® product sales increased due to increased consumer demand, as well as additional product offerings.

R&D program revenues increased by $0.9 million, due to a $2.1 million increase in government program revenues, offset by a $1.2 million decrease in revenues from our development agreements with strategic partners.

Our government program revenues increased in 2012 compared to the same period in 2011, primarily due to increased activities associated with our DOE and California Energy Commission (CEC) grants in 2012, partially offset by the successful completion of the second phase of our 2011 DoD fuels testing and certification contract in June 2012. The grant awarded by the DOE is funded up to $21.8 million of the build-out, equipment costs and certain research and development costs associated with our integrated biorefinery program at our Peoria Facility. We successfully commissioned the integrated biorefinery in our Peoria Facility in the second quarter of 2012 and completed the IBR construction activities in 2012. In October 2011, the CEC agreed to fund up to $1.5 million for continuing research and development at our South San Francisco pilot plant facility through early 2015.

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

Research and Development Expenses

Our research and development expenses increased by $20.8 million in 2012 compared to 2011, due primarily to increased personnel-related and facilities-related costs of $9.2 million and $3.9 million, respectively, and increased R&D program and third- party contractor costs of approximately $7.6 million. Personnel-related and facilities-related costs increased as a result of headcount growth to support Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $3.9 million in 2012 compared to $2.3 million in 2011. R&D program and third-party contractor costs increased primarily due to increased costs to complete the construction of the integrated biorefinery pursuant to the DOE grant, increased costs related to R&D programs with our commercial partners and operating costs related to the Peoria Facility.

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

Other Income (Expense), Net

	Year Ended December 31,
	2012	2011	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$2,072	$871	$1,201
Interest expense	(561)	(642)	(81)
Loss from equity method investments	(1,824)	—	1,824
Gain (loss) from change in fair value of warrant liabilities	2,284	(3,637)	(5,921)

Total other income (expense), net	$1,971	$(3,408)	$(5,379)

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

Gain (Loss) from Change in Fair Value of Warrant Liability

Loss from the change in fair value of warrant liability decreased by $5.9 million in 2012 compared to 2011. The $3.6 million loss from change in fair value of warrant liabilities in 2011 represents the non-cash loss from the change in fair value of warrants as we remeasured the warrants through the closing date of our initial public offering. Upon the close of our initial public offering in June 2011, all outstanding warrants to purchase shares of preferred stock were converted into shares of our common stock or common stock warrants and are no longer measured to fair value. In the second quarter of 2011, we granted Bunge Limited a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares are classified as a liability on our consolidated balance sheet beginning in the second quarter of 2012, and remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In 2012, 750,000 warrant shares vested and were reclassified to additional paid-in capital. The value of the remaining unvested warrant shares decreased since the initial recording of the warrant liability in the second quarter of 2012, resulting in a $2.3 million non-cash gain related to the change in the fair value of the warrant liability.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
	(In thousands)
Cash and cash equivalents	$54,977	$30,818
Marketable securities	112,544	118,187

Cash, cash equivalents and marketable securities increased by $18.5 million in 2013, primarily due to $119.2 million of net cash proceeds received from the issuance of the Notes (net of $5.3 million of debt discounts and $0.5 million of debt issue costs) and $10.4 million of proceeds received from borrowings under the loan and security agreement entered into with HSBC (the HSBC facility), partially offset by cash used in operating activities of $74.8 million, $14.9 million of repayments under loan agreements, $12.4 million of capital contributed primarily to the Solazyme Bunge JV and $10.2 million of property and equipment purchases.

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net cash used in operating activities	$(74,790)	$(67,571)	$(34,905)
Net cash (used in) provided by investing activities	(20,341)	72,234	(182,831)
Net cash provided by (used in) financing activities	119,379	(2,570)	214,344

Since our inception, we have incurred significant net losses, and, as of December 31, 2013, we had an accumulated deficit of $306.3 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability. To date, our sources for capital are as follows:

Strategic Partners and Government

In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated U.S.-based production capabilities at the Peoria Facility to make oil for algae-derived biofuel. Under the terms of the grant, we are responsible for funding an additional $8.4 million. We anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of the third quarter of 2014.

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

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce oil products from sugar feedstock provided by Bunge. Through February 2014, we contributed approximately

$28.8 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $104.0 million based on the exchange rate as of December 31, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital- efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.

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

Commercial Banks

On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank (the bank) that provided for a $20.0 million credit facility (the SVB facility) consisting of (i) a $15.0 million term loan (the term loan) and (ii) a $5.0 million revolving facility (the SVB revolving facility). In the first quarter of 2013, the SVB facility was terminated when we paid in full the outstanding principal and interest on the term loan using proceeds from the revolving facility with HSBC Bank, USA, National Association (HSBC) we entered into in March 2013 as described below.

On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture related to the Notes dated as of January 24, 2013 by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. As of December 31, 2013, $10.4 million was outstanding under the HSBC facility and we were in compliance with all the financial covenants under the loan. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, $9.6 million of the HSBC facility remained available as of December 31, 2013.

Private and Public Offerings

In January 2013, we issued $125.0 million aggregate principal amount of Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. We may not redeem the Notes prior to maturity. The initial conversion price is approximately $8.26 per share of common stock and, under certain circumstances, the Note holders will be entitled to additional payments upon conversion. The Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes. In the event the Notes are converted prior to November 1, 2016 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. Certain Note holders elected to convert their Notes during 2013 and, as of December 31, 2013, we had issued approximately 5.5 million shares of our common stock to settle both the Note conversions and early conversion payments. We had $81.8 million aggregate principal amount of Notes outstanding as of December 31, 2013.

In February 2014, we filed a shelf registration statement whereby securities may be offered by us or by selling security holders in amounts, at prices and on terms determined at the time of the offering.

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

Cash Flows from Operating Activities

Cash used in operating activities of $74.8 million in 2013 reflects a loss of $116.4 million, and a net change of $0.4 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $42.0 million. Non-cash charges included stock-based compensation, loss from equity method investments, revaluation of our derivative liability, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liability to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments and depreciation to increase as construction and commissioning of the Solazyme Bunge JV Plant is completed, production of commercially saleable product at the Solazyme Bunge JV Plant begins and the Clinton/Galva Facilities are ramped up.

The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $5.2 million, increased deferred revenues of $2.0 million, increased inventories of $2.9 million, increased accounts payable and accrued liabilities of $3.4 million and decreased other assets of $3.3 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in 2013 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under our R&D programs. Inventories increased due to the expansion of and increased demand in our skin care line. The net increase in accounts payable and accrued liabilities was due primarily to increased scale-up activities at the Clinton Facility and interest accrued on the Notes. We expect increased working capital requirements as we commercialize our portfolio of products in the chemical, fuels and food markets.

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

Cash Flows from Investing Activities

In 2013, cash used in investing activities was $20.3 million, primarily as a result of $3.4 million of net marketable securities maturities, $12.4 million of capital contributed to the Solazyme Bunge JV and the Solazyme Roquette JV, $10.2 million of capital expenditures related primarily to equipment installed at the Clinton Facility, and $1.1 million of interest capitalized related to the Solazyme Bunge JV.

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

Cash Flows from Financing Activities

In 2013, cash provided by financing activities was $119.4 million, primarily due to $119.2 million of proceeds received from the issuance of the Notes, net of debt discounts and debt issue costs, $10.4 million of loan proceeds received from HSBC and $4.8 million received from common stock issuances pursuant to our equity plans, partially offset by $14.9 million of principal debt payments.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2013:

	Total	2014	2015	2016	2017	2018	2019 and beyond
Principal payments on long-term debt	$92,218	$65	$10,374	$—	$—	$81,779	$—
Interest payments on long-term debt, fixed rate	22,444	5,202	4,975	4,907	4,907	2,453
Non-cancellable operating leases	10,605	3,981	6,624	—	—	—	—
Purchase obligations	452	452	—	—	—	—	—

Total	$125,719	$9,700	$21,973	$4,907	$4,907	$84,232	$—

This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 30,500 Brazilian Real (approximately $13,000 based on the exchange rate at December 31, 2013) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) fees expected to be incurred related to the bank guarantee issued to BNDES in May 2013, and (3) that portion of the expenses that we expect to incur, up to $0.6 million from January through September 30, 2014, in connection with research activities under the DOE program for which we will not be reimbursed.

We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. Operating leases also include annual fees to use and operate a portion of the Clinton/ Galva Facilities, a portion of which may be paid in our common stock.

Off-Balance Sheet Arrangements

For information about variable interest entities and guarantees, refer to Note 7 and Note 12, respectively, in the accompanying notes to our consolidated financial statements.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of December 31, 2013. Actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of December 31, 2013, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of December 31, 2013. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period. As of December 31, 2013, the HSBC loan had a balance of $10.4 million. A 1.0% increase or decrease in the underlying interest rate for this obligation would increase or decrease interest expense by approximately $0.1 million annually, assuming debt remains constant at December 31, 2013 levels. Our other outstanding debt as of December 31, 2013 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.

Foreign Currency Risk

Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. We also sell our Algenist® products in Europe and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and / or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and the Solazyme Bunge JV (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. The assets and liabilities of the Solazyme Bunge JV are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in the Solazyme Bunge JV and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on the Solazyme Bunge JV’s financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.

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

CONSOLIDATED FINANCIAL STATEMENTS

Solazyme, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solazyme, Inc.

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Solazyme, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solazyme, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solazyme, Inc.

South San Francisco, California

We have audited the internal control over financial reporting of Solazyme, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2013 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2014

SOLAZYME, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$54,977	$30,818
Marketable securities	112,544	118,187
Accounts receivable, net—includes related party receivables of $6.9 million and $2.2 million as of December 31, 2013 and 2012, respectively	10,452	3,280
Unbilled revenues	1,101	3,150
Inventories	9,836	6,890
Prepaid expenses and other current assets	2,907	2,954

Total current assets	191,817	165,279
Property, plant and equipment, net	40,089	32,225
Investments in unconsolidated joint ventures	22,532	19,047
Other assets	4,267	473

Total assets	$258,705	$217,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,949	$7,552
Accrued liabilities	15,005	9,320
Current portion of long-term debt	65	7,331
Deferred revenue	2,275	292
Other current liabilities	—	443

Total current liabilities	25,294	24,938
Warrant liability	688	835
Long-term debt	10,374	7,637
Convertible debt, inclusive of derivative liability of $5,914 and net of unamortized debt discount of $4,610 as of December 31, 2013	83,083	—
Other liabilities	318	303

Total liabilities	119,757	33,713

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized at December 31, 2013 and 2012; 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.001—150,000,000 shares authorized at December 31, 2013 and 2012; 68,744,534 and 61,000,724 shares issued and outstanding at December 31, 2013 and 2012, respectively	69	61
Additional paid-in capital	448,990	373,577
Accumulated other comprehensive loss	(3,794)	(399)
Accumulated deficit	(306,317)	(189,928)

Total stockholders’ equity	138,948	183,311

Total liabilities and stockholders’ equity	$258,705	$217,024

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except share and per share amounts

	Year Ended December 31,
	2013	2012	2011
Revenues:
Research and development programs	$19,788	$27,649	$26,793
Product revenues	19,962	16,459	7,173
License fees	—	—	5,000

Total revenues	39,750	44,108	38,966

Costs and operating expenses:
Cost of product revenue	6,385	5,311	2,420
Research and development	66,572	66,384	45,613
Sales, general and administrative	62,933	57,516	41,426

Total costs and operating expenses	135,890	129,211	89,459

Loss from operations	(96,140)	(85,103)	(50,493)
Other income (expense):
Interest and other income, net	1,369	2,072	871
Interest expense	(7,136)	(561)	(642)
Loss from equity method investments	(8,237)	(1,824)	—
Gain (loss) from change in fair value of warrant liability	147	2,284	(3,637)
Loss from change in fair value of derivative liability	(6,392)	—	—

Total other income (expense)	(20,249)	1,971	(3,408)

Net loss	$(116,389)	$(83,132)	$(53,901)
Accretion of redeemable convertible preferred stock	—	—	(60)

Net loss attributable to Solazyme, Inc. common stockholders	$(116,389)	$(83,132)	$(53,961)

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.81)	$(1.37)	$(1.35)

Weighted average number of common shares used in loss per share computation, basic and diluted	64,211,958	60,509,048	39,934,013

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands

	Year Ended December 31,
	2013	2012	2011
Net loss	$(116,389)	$(83,132)	$(53,901)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(240)	642	(276)
Foreign currency translation adjustment	(3,155)	(252)	(473)

Other comprehensive income (loss)	(3,395)	390	(749)

Total comprehensive loss	$(119,784)	$(82,742)	$(54,650)

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2010	34,534,125	$128,313	12,067,090	$12	$4,393	$(1,597)	$(40)	$(52,835)	$(50,067)
Issuance of common stock to nonemployee for services rendered			2,000		16				16
Issuance of common stock upon exercise of stock options			844,800	1	865				866
Restricted stock issued to nonemployees related to services performed			42,583		547				547
Common stock issued pursuant to vesting of restricted stock units			23,332		318				318
Stock-based compensation expense related to employees					6,188				6,188
Stock-based compensation expense related to nonemployees					3,854				3,854
Interest earned on stockholder promissory notes						(4)			(4)
Accretion of redeemable convertible preferred stock		60						(60)	(60)
Payments received on notes receivable from stockholders						1,601			1,601
Stock issued for initial public offering, net of offering costs			12,021,250	12	196,928				196,940
Conversion of redeemable convertible preferred stock at initial public offering	(34,534,125)	(128,373)	34,534,125	35	128,339				128,374
Conversion of preferred stock warrant to redeemable convertible preferred stock at initial public offering	303,855								—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	(303,855)		303,855						—
Exercise of preferred stock warrant and conversion to common stock			64,103		25				25
Conversion of convertible preferred stock warrant to common stock and common stock warrants					6,598				6,598
Exercise of common stock warrants			5,000		12				12
Change in unrealized loss on available-for-sale securities							(276)		(276)
Foreign currency translation adjustment							(473)		(473)
Net loss								(53,901)	(53,901)

December 31, 2011	—	—	59,908,138	60	348,083	—	(789)	(106,796)	240,558

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2011	—	—	59,908,138	60	348,083	—	(789)	(106,796)	240,558
Issuance of common stock to nonemployee for services rendered			20,000		221				221
Issuance of common stock upon exercise of stock options			846,608	1	1,736				1,737
Issuance of common stock pursuant to ESPP			115,980		1,161				1,161
Common stock issued pursuant to vesting of restricted stock units			64,998		1,561				1,561
Common stock issued pursuant to vesting of performance stock units			45,000						—
Stock-based compensation expense related to employees					11,629				11,629
Stock-based compensation expense related to nonemployees					1,944				1,944
Vesting of warrant shares issued for investment in unconsolidated joint venture					2,656				2,656
Reclassification of warrant liability to additional paid-in capital upon vesting of warrant shares issued for investment in unconsolidated joint venture					4,586				4,586
Change in unrealized loss on available-for-sale securities							642		642
Foreign currency translation adjustment							(252)		(252)
Net loss								(83,132)	(83,132)

December 31, 2012	—	—	61,000,724	61	373,577	—	(399)	(189,928)	183,311

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

In thousands, except share and per share amounts

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2012	—	—	61,000,724	61	373,577	—	(399)	(189,928)	183,311
Issuance of common stock to nonemployee for services rendered			23,167		260				260
Issuance of common stock to consultant for services rendered			39,578		452				452
Issuance of common stock upon exercise of stock options			1,135,207	1	3,713				3,714
Issuance of common stock pursuant to ESPP			134,497		1,039				1,039
Common stock issued pursuant to vesting of restricted stock and restricted stock units			68,835		5,209				5,209
Common stock issued pursuant to vesting of performance stock units			15,000						—
Common stock issued in lieu of cash bonus			15,168		121				121
Stock-based compensation expense related to employees					12,087				12,087
Stock-based compensation expense related to nonemployees					1,097				1,097
Common stock issued upon early conversion of Senior Convertible Notes			5,541,597	6	44,212				44,218
Common stock issued in connection with use and operation of the Clinton Facility (see Note 10)			770,761	1	7,125				7,126
Vesting of warrant shares issued in connection with use and operation of the Clinton Facility (see Note 10)					98				98
Change in unrealized loss on available-for-sale securities							(240)		(240)
Foreign currency translation adjustment							(3,155)		(3,155)
Net loss								(116,389)	(116,389)

December 31, 2013	—	$—	68,744,534	$69	$448,990	$—	$(3,794)	$(306,317)	$138,948

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(116,389)	$(83,132)	$(53,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,108	3,519	1,707
Loss on disposal of property and equipment	—	—	46
Net amortization of premiums on marketable securities	1,685	2,494	1,882
Amortization of debt discount	1,179	144	109
Amortization of loan fees	350	—	13
Noncash interest income, net	—	—	(4)
Issuance of common stock in connection with professional services rendered	452	—	16
Warrant expense related to vesting of ADM Warrant (see Note 10)	98	—	—
Stock-based compensation expense	18,653	15,356	10,907
Loss from equity method investments	8,237	1,824	—
Revaluation of warrant liability	(147)	(2,284)	3,637
Revaluation of derivative liability	6,392	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,268)	749	(3,359)
Unbilled revenue	2,045	739	(422)
Inventories	(2,946)	(3,762)	(3,129)
Prepaid expenses and other current assets	(764)	611	(2,298)
Other assets	3,262	2	69
Accounts payable	(2,563)	(1,396)	3,025
Accrued liabilities	5,955	9	5,183
Deferred revenue	1,983	(2,722)	1,651
Other current and long-term liabilities	(112)	278	(37)

Net cash used in operating activities	(74,790)	(67,571)	(34,905)

Investing activities:
Purchases of property, plant and equipment	(10,217)	(12,554)	(15,502)
Proceeds received from the sale of equipment	—	—	290
Purchases of marketable securities	(133,601)	(64,908)	(240,298)
Maturities of marketable securities	126,073	130,682	58,866
Proceeds from sales of marketable securities	10,890	29,014	13,863
Capital contributions in unconsolidated joint ventures	(12,431)	(10,000)	—
Capitalized interest related to unconsolidated joint venture	(1,055)	—	—
Restricted cash	—	—	(50)

Net cash (used in) provided by investing activities	(20,341)	72,234	(182,831)

Financing activities:
Repayments under loan agreements	(14,917)	(5,408)	(333)
Proceeds from the issuance of senior subordinated convertible notes, net of discount	119,750	—	—
Payment for equity financing costs	—	—	(3,868)
Proceeds from the issuance of common stock, net of repurchases	3,714	1,737	866
Proceeds from issuance of common stock, pursuant to ESPP	1,039	1,161	—
Early exercise of stock options subject to repurchase	(35)	(60)	(105)
Payments received on promissory notes to stockholders	—	—	1,601
Proceeds from borrowings under loan agreements	10,369	—	15,000
Payment for loan costs and fees	(541)	—	(90)
Proceeds from exercise of common and preferred stock warrants	—	—	37
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	—	—	201,236

Net cash provided by (used in) financing activities	119,379	(2,570)	214,344

Effect of exchange rate changes on cash and cash equivalents	(89)	(55)	(325)

Net increase (decrease) of cash and cash equivalents	24,159	2,038	(3,717)
Cash and cash equivalents—beginning of period	30,818	28,780	32,497

Cash and cash equivalents—end of period	$54,977	$30,818	$28,780

Supplemental disclosures of cash flow information:
Interest paid in cash	$3,499	$409	$452

Income taxes paid in cash	$—	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$60

Capital assets in accounts payable and accrued liabilities	$3,413	$421	$3,103

Accrued offering costs	$—	$—	$428

Debt issue costs in accounts payable and accrued liabilities	$—	$148	$—

Addition of land, building and equipment under notes payable	$—	$—	$5,248

Change in unrealized gain (loss) on marketable securities	$(240)	$642	$(276)

Foreign currency translation adjustment related to unconsolidated joint venture	$(2,478)	$—	$—

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$128,374

Reclassification of warrant liability to additional paid-in capital	$—	$4,586	$6,598

Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$4,295

Warrant issued for investment in unconsolidated joint venture	$—	$10,361	$—

Capital contribution to unconsolidated joint venture settled with reduction of receivable from unconsolidated joint venture	$—	$511	$—

Common stock issued in lieu of cash bonus	$121	$—	$—

Common stock issued in connection with use and operation of the Clinton Facility (see Note 10)	$7,125	$—	$—

Conversion of Senior Convertible Notes to common stock	$40,616	$—	$—

Early conversion payment on Senior Convertible Notes settled in common stock	$3,602	$—	$—

See accompanying notes to the consolidated financial statements.

SOLAZYME, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a growing range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts. The Company’s renewable products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants, and animal fats. The Company tailors the composition of its oils and other bioproducts to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the oil-producing characteristics of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant-based sugars to the Company’s proprietary oil-producing microalgae in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.” The Company’s technology platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, including sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the future. Beyond triglyceride oils and other bioproducts, the Company’s technology platform allows it to also produce and sell specialty algal meal products for a range of product applications that utilize the protein, fiber and other compounds found in the cell wall and algal body of the microalgae.

On June 2, 2011, the Company completed its initial public offering, issuing 12,021,250 shares of common stock resulting in net proceeds to the Company of $201.2 million (see Note 13).

The Company expects ongoing losses as it continues to scale-up its manufacturing, continues with its research and development activities and supports commercialization activities for its products. The Company plans to meet its capital requirements primarily through equity financing, collaborative agreements and the issuance of debt securities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), the operations of which began in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets (see Note 6) and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.

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

On November 3, 2010, the Company entered into a joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”), with Roquette Frères, S.A. (“Roquette”), 50% owned by the Company and 50% owned by Roquette. The Company determined that this joint venture was a VIE and the Company was not required to consolidate its 50% ownership in this joint venture. Therefore, this joint venture was accounted for under the equity method of accounting. In June 2013, the Company and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved (see Note 7).

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and therefore accounts for this joint venture under the equity method of accounting (see Note 7).

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

Significant Risks and Uncertainties—The Company’s failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon the Company’s planned future expansion or expenditures, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to the Company’s operations. There can be no assurance that any financing will be available or on terms acceptable to management.

Foreign Currency Translation—The assets and liabilities of the Company’s foreign subsidiary and the Solazyme Bunge JV, where the local currency is the functional currency, are translated from its respective functional currency into U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Revenues and expense amounts are translated at average rates during the period.

Cash Equivalents—All highly liquid investments with original or remaining maturities of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents primarily consist of money market funds, commercial paper and U.S. treasury notes.

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

Restricted Certificates of Deposit—The Company maintained certificates of deposits in the amount of $0.3 million, classified in other long-term assets as of December 31, 2013 and 2012. These certificates of deposits were pledged as collateral for a $0.3 million letter of credit related to the Company’s facility lease.

Deferred Financing Costs—To the extent that the Company is required to pay issuance fees or direct costs relating to its credit facilities, such fees are deferred and amortized to interest expense over the contractual or expected term of the related debt using the effective interest method. The Company classifies deferred financing costs in other long-term assets, consistent with the long-term classification of the related debt outstanding at the end of the reporting period.

Debt Discounts—Debt discounts incurred with the issuance of the Company’s debt are recorded in the consolidated balance sheets as a reduction to associated debt balances. The Company amortizes debt discount to interest expense over the contractual or expected term of the debt using the effective interest method.

Accounts Receivable—Accounts receivable represents amounts owed to the Company under its government programs, collaborative research and development agreements, agreements with related parties, and for product revenues. The Company had no amounts reserved for doubtful accounts as of December 31, 2013 and 2012, as the Company expected full collection of its accounts receivable balances. The Company’s customer payment terms related to sales to distributors of Algenist® products are thirty to ninety days from invoice date or thirty or forty-five days from the end of the month in which a customer is invoiced. Certain customer invoices are denominated in Euros and British Pounds. Online sales of Algenist® and EverDeep® to consumers are generally due at the time of purchase. The Company reserves for estimated product returns as reductions of accounts receivable and product revenues. As of December 31, 2013 and 2012, the reserve for product returns was $1.1 million for each year. The Company monitors actual return history and reassesses its return reserve as return experience develops.

Unbilled Revenues—Unbilled revenues represent fees earned but not yet billed under certain research and development programs including agreements with related parties.

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

The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, unbilled revenues, prepaid expenses, accounts payable and accrued liabilities, approximates fair value due to their relatively short maturities. The fair value of the Company’s debt obligations, warrant liability and derivative financial instruments were determined using unobservable inputs (Level 3 inputs), as defined in ASC 820, Fair Value Measurement (see Note 4).

Derivative Financial Instruments—ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The fair value of the derivative is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative being charged to earnings (loss). The Company has determined that it must bifurcate and account for the early conversion payment feature in its 6.00% convertible senior subordinated notes due 2018 (“the Notes”) as an embedded derivative in accordance with ASC 815, Derivatives and Hedging (see Note 4 and Note 11). The Company recorded this embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount at the date of issuance that is netted against the principal amount of the Notes. The Company estimates the fair value of these liabilities using a Monte Carlo simulation model.

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

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the consolidated financial statements. The Company estimates an allowance for doubtful accounts, if any, through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to the consolidated balance sheet, statements of operations and cash flows. The Company had 8 customers accounting for 93% of the receivable balance as of December 31, 2013. The Company had 5 customers accounting for 96% of the receivable balance as of December 31, 2012. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers. As of December 31, 2013, $2.9 million of the Company’s gross accounts receivable balance related to product sales, $6.9 million related to services provided to the Solazyme Bunge JV (see Note 7) and $1.8 million related to research and development arrangements.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. Inventory cost consists of third-party contractor costs associated with packaging, distribution and production of ® products, supplies, shipping costs and other overhead costs associated with manufacturing. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

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

Long-Lived Assets—The Company periodically reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. There were no asset impairment charges incurred for the years ended December 31, 2013, 2012 and 2011.

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

In May 2011, the Company granted to Bunge Limited a warrant to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share (see Note 7). The warrant vests in three separate tranches, based upon Bunge Limited achieving three specific performance milestones. The first tranche of shares vested on the measurement date, April 2, 2012, and was recorded as an investment in the unconsolidated joint venture and additional paid-in capital, based on the fair value of the first tranche of warrants that vested upon the measurement date. The remaining unvested second and third tranches of the warrant (on the measurement date) were classified as a liability on the consolidated balance sheet at fair value on the measurement date, due to performance-based vesting terms. The initial liability for the second vesting tranche was adjusted for changes in fair value until the performance-based milestones were met and the tranche vested on June 20, 2012, at which time the fair value of the second vested tranche was reclassified to additional paid-in-capital. The third tranche of the warrant was unvested as of December 31, 2013, and will be adjusted for changes in fair value at each balance sheet date until the warrant shares vest.

Segment Reporting—Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses for which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment through December 31, 2013.

Geographic revenues are identified by the location in which the research and development program revenue and product sales were originated. Total revenues of $38.1 million, $44.1 million, and $39.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, originated in the United States. Total revenues of $1.7 million, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively, originated in Brazil. Long-lived assets, net of accumulated depreciation, located in the United States were $38.6 million and $30.4 million in the years ended December 31, 2013 and 2012, respectively. Long-lived assets, net of accumulated depreciation, located in Brazil were $1.5 million and $1.9 million in the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition—Revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) transfer of title has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company’s primary sources of revenues are revenues from research and development programs and product sales. If sales arrangements contain multiple elements, the Company evaluates whether the components of each arrangement represent separate units of accounting. To date, the Company has determined that all revenue arrangements should be accounted for as a single unit of accounting.

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

Product Revenue—Product revenue is recognized from the sale of Algenist® and EverDeep® products, the latter of which launched in November 2013. Algenist® and EverDeep® products are sold with a right of return for expired, discontinued, damaged or non-compliant products. All EverDeep® orders are sold with a 60-day money back guarantee, less shipping and handling. Algenist® and EverDeep® products have an approximate three-year shelf life from their manufacture date. The Company gives credit for returns, either by issuing a credit memo at the time of product return or, in certain cases, by allowing a customer to decrease the amount of subsequent payments for the amount of the return. The Company reserves for estimated returns of products at the time revenues are recognized. To estimate the return reserve, the Company analyzes its own actual product return data, and also uses other known factors, such as its customers’ return policies to their end consumers, which is typically 30 to 90 days. The Company monitors its actual performance to estimated rates, and adjusts the estimated return rates as necessary. In addition, the Company estimates a reserve for products that do not meet internal quality standards. As of December 31, 2013 and 2012, the Company had a product revenue reserve of $1.1 million for each year. Actual returns of Algenist® and EverDeep® products may differ from these estimates that the Company used to calculate such reserves. Product revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Research and Development—Research and development costs associated with research performed pursuant to research and development programs with government entities and commercial and strategic partners (“partners”) and the Company’s internal projects are expensed as incurred, and include, but are not limited to, personnel and related expenses, facility costs and overhead, depreciation and amortization of plant, property and equipment used in development, laboratory supplies, and scale-up research manufacturing and consulting costs. The Company’s research and development programs are undertaken to advance its overall industrial biotechnology platform that enables the Company to produce tailored high-value oils. Although the Company’s partners fund certain development activities, the partners benefit from advances in the Company’s technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of the Company’s total research and development related activities.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $3.1 million, $2.6 million, and $1.4 million for 2013, 2012 and 2011, respectively.

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

The Company provides for reserves necessary for uncertain tax positions taken or expected to be taken on tax filings. First, the Company determines if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit. Second, based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. Because the Company’s unrecognized tax benefits offset deferred tax assets for which the Company has not realized benefit in the financial statements, none of the unrecognized tax benefits through December 31, 2013, if recognized, would affect the Company’s effective tax rate.

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

The Company estimates the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price and closing price of the Company’s common stock on the date of grant. Due to the Company’s limited history of grant activity, the Company calculates its expected term utilizing the “simplified method” permitted by the Securities and Exchange Commission (“SEC”), which is the average of the total contractual term of the option and its vesting period. The Company calculates its expected volatility rate using an average of the historical volatility of the Company’s common stock since its initial public offering in May 2011 and the historical volatilities of selected comparable public companies within its industry, due to a lack of historical information regarding the volatility of the Company’s stock price. The Company will continue to analyze the historical stock price volatility assumption as more historical data for its common stock becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities similar to the option’s expected term. The expected dividend yield was assumed to be zero, as the Company has not paid, nor does it anticipate paying, cash dividends on shares of its common stock. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

The Company accounts for restricted stock units and restricted stock awards issued to employees based on the quoted market price of the Company’s common stock on the date of grant that are expensed on a straight-line basis over the service period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of awards granted to nonemployees. The Company accounts for restricted stock units and restricted stock awards issued to nonemployees based on the estimated fair value of the Company’s common stock. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered

Net Loss per Share Attributable to Solazyme, Inc. Common Stockholders—Basic net loss per share attributable to Solazyme, Inc. common stockholders is computed by dividing the Company’s net loss attributable to Solazyme, Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to Solazyme, Inc. common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, common stock issuable pursuant to the 2011 Employee Stock Purchase Plan, restricted stock, restricted stock units, warrants and convertible preferred stock. Basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

The following table summarizes the Company’s calculation of basic and diluted net loss per share attributable to Solazyme, Inc. common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2013	2012	2011
Numerator
Net loss attributable to Solazyme, Inc. common stockholders	$(116,389)	$(83,132)	$(53,961)

Denominator
Weighted-average number of common shares used in net loss per share calculation	64,228,387	60,570,891	40,132,125
Less: Weighted-average shares subject to repurchase	(16,429)	(61,843)	(198,112)

Denominator: basic and diluted	64,211,958	60,509,048	39,934,013

Net loss per share attributable to Solazyme, Inc. common stockholders, basic and diluted	$(1.81)	$(1.37)	$(1.35)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to Solazyme, Inc. common stockholders for the periods presented as the effect was anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Options to purchase common stock	9,957,367	9,521,970	8,410,765
Common stock subject to repurchase	2,942	34,832	99,110
Restricted stock units	1,871,907	252,167	176,668
Warrants to purchase common stock	1,385,000	1,000,000	1,000,000
Shares of common stock to be issued upon conversion of the Notes	9,905,521	—	—

Total	23,122,737	10,808,969	9,686,543

This table does not reflect the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock, in lieu of cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”) under the Strategic Collaboration Agreement (the “Collaboration Agreement”) . See Note 10.

Recent Accounting Pronouncements—The Company adopted and reviewed relevant recent accounting pronouncements issued by the FASB. These new standards had no impact, or no material impact, on the presentation of the consolidated financial statements.

3. MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$45,414	$75	$(7)	$45,482
Asset-backed securities	21,222	12	(8)	21,226
Mortgage-backed securities	15,110	33	(26)	15,117
Commercial paper	13,890	2	—	13,892
Government and agency securities	12,255	9	—	12,264
Municipal bonds	3,817	—	(4)	3,813
Certificates of deposit	750	—	—	750

	$112,458	$131	$(45)	$112,544

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$49,545	$203	$(4)	$49,744
Government and agency securities	23,431	43	(27)	23,447
Asset-backed securities	23,079	70	—	23,149
Mortgage-backed securities	12,064	40	(15)	12,089
Commercial paper	1,200	—	—	1,200
Municipal bonds	6,273	13	—	6,286
Certificates of deposit	1,003	1	—	1,004
Floating rate notes	1,266	2	—	1,268

	$117,861	$372	$(46)	$118,187

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$59,384	$59,448	$53,761	$53,852
Due in 1-2 years	21,628	21,641	36,510	36,694
Due in 2-3 years	10,063	10,060	11,847	11,856
Due in 3-4 years	—	—	744	746
Due in 4-9 years	7,587	7,610	5,158	5,179
Due in 9-20 years	1,629	1,639	1,032	1,040
Due in 20-33 years	12,167	12,146	8,809	8,820

	$112,458	$112,544	$117,861	$118,187

Marketable securities classified as available-for-sale are carried at fair value as of December 31, 2013 and 2012. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.

The aggregate fair value of available-for-sale securities with unrealized losses was $25.9 million as of December 31, 2013. Gross unrealized losses on available-for-sale securities were $45,000 as of December 31,

2013, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. There were no available-for-sale securities which had been in a continuous loss position for more than 12 months as of December 31, 2013.

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$15,683	$5,869	$—	$21,552
Marketable securities	—	112,544	—	112,544

Total	$15,683	$118,413	$—	$134,096

Financial Liabilities
Derivative liability	$—	$—	$5,914	$5,914
Warrant liability	—	—	688	688

Total	$—	$—	$6,602	$6,602

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$25,781	$2,829	$—	$28,610
Marketable securities—available-for-sale	1,997	116,190	—	118,187

Total	$27,778	$119,019	$—	$146,797

Financial Liability
Warrant liability	$—	$—	$835	$835

The Company had no transactions measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

Cash Equivalents and Marketable Securities—Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the years ended December 31, 2013, 2012 and 2011, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Derivative Liability—In January 2013, the Company issued the Notes, which contain an early conversion payment feature whereby the Note holders have the option of converting their Notes into shares of the Company’s common stock prior to November 1, 2016. With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. This early conversion payment feature has been identified as an embedded derivative, as described in ASC 815, Derivatives and Hedging. In accordance with ASC 815, Derivatives and Hedging, embedded derivatives are separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative related to the early conversion payment feature of the Notes meets these criteria and, as such, must be valued separate and apart from the Notes and recorded at fair value at each reporting period. At each reporting period, the Company records this embedded derivative at fair value, which is included as a component of Convertible Debt on its consolidated balance sheets. The fair value of the embedded derivative is trued up on a recurring basis as Note holders convert their Notes prior to November 1, 2016 and receive the early conversion payment.

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

The following table sets forth the Level 3 inputs to the Monte Carlo simulation model that were used to determine the fair value of the embedded derivative:

	December 31, 2013	Issuance Date
Stock price	$10.89	$6.88
Conversion rate	121.1240	121.1240
Conversion price	$8.26	$8.26
Maturity date	November 1, 2016	November 1, 2016
Risk-free interest rate	1.31%	0.79%
Estimated stock volatility	50%	50%

Changes in certain inputs into the model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the estimated fair value of the embedded derivative as of the issuance date and December 31, 2013 (in thousands):

	December 31, 2013	Issuance Date
Estimated fair value of the embedded derivative	$5,914	$3,124

The $2.8 million increase in the estimated fair value of the embedded derivative between the issue date and December 31, 2013 represents an unrealized loss of $4.4 million that has been recorded as loss from change in fair value of embedded derivative in the consolidated statements of operations for the year ended December 31, 2013, net of fair value adjustments related to conversions made prior to November 1, 2016 of $1.6 million.

Warrant Liability—The valuation of the warrant liability above is discussed in Note 7.

The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of December 31, 2013 (in thousands):

Fair value at December 31, 2012	$835
Fair value of derivative liability recorded on measurement date	3,124
Change in fair value recorded as a loss from change in fair value of derivative liability	4,406
Adjustment to fair value of derivative liability related to early conversion of notes	(1,616)
Change in fair value recorded as a loss from change in fair value of warrant liability	(147)

Fair value at December 31, 2013	$6,602

The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of December 31, 2013 and 2012 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $117.7 million at December 31, 2013 based upon Level 2 inputs using the midmarket pricing convention (the midpoint price between bid and ask prices), as quoted by Bloomberg.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$1,318	$1,044
Work in process	6,191	4,963
Finished goods	2,327	883

Total inventories	$9,836	$6,890

6. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment—net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Plant equipment	$25,918	$18,670
Building and improvements	5,514	5,478
Lab equipment	6,445	5,808
Leasehold improvements	2,659	2,665
Computer equipment and software	3,387	2,681
Furniture and fixtures	603	589
Land	430	430
Automobiles	49	49
Construction in progress	6,378	2,129

Total	51,383	38,499
Less: accumulated depreciation and amortization	(11,294)	(6,274)

Property, plant and equipment—net	$40,089	$32,225

Construction in progress as of December 31, 2013 related primarily to the Peoria, Clinton and Galva Facilities and other plant equipment not yet placed in service as of that date, and construction in progress as of December 31, 2012 related primarily to the Peoria manufacturing facility and plant equipment not yet placed in service as of that date.

The Company capitalized $0.3 million of interest costs associated with plant equipment at its Peoria manufacturing facility for the year ended December 31, 2012. There were no interest costs associated with plant equipment that were capitalized for the years ended December 31, 2013 and 2011.

Depreciation and amortization expense was $5.1 million, $3.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 MT) located in Peoria, Illinois for $11.5 million. Concurrent with the purchase transaction, the Company sold back certain equipment to the seller for $0.3 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. See promissory note terms in Note 11. In March 2013, the Company paid in full the outstanding principal on this promissory note. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The fair value of the assets on the purchase date was $10.9 million, which was allocated to plant equipment, building and improvements and land based on their relative fair values. These assets are classified in the table above under plant equipment, building and improvements and land as of December 31, 2013 and 2012.

7. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

Solazyme Bunge Joint Venture

In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable tailored oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Plant commenced in the second quarter of 2012, and commissioning is underway. The Company is targeting production of commercially saleable product by the end of the first quarter of 2014, though such production could move into the second quarter. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. To date, the Company and Bunge each contributed capital in the amount of $22.3 million, comprised of $12.3 million and $10.0 million during the years ended December 31, 2013 and 2012, respectively, to the Solazyme Bunge JV. The Company’s capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the year ended December 31, 2013 and 2012, the Company recognized $6.8 million and $1.8 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.

In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (“the Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Bunge Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility; (ii) 50% upon the commencement of construction of the Plant; and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Plant reaches 1,000 MT. The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Bunge Warrant expires in May 2021.

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

On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.7 million and $0.8 million warrant liability associated with the unvested Bunge Warrant shares as of December 31, 2013 and 2012, respectively. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Stock price	$10.89	$7.75
Exercise price	$13.50	$13.50
Expected life in years	7.34	8.34
Risk-free interest rate	2.45%	1.48%
Estimated stock volatility	50%	55%

The Company recorded a net gain related to the change in the fair value of the warrant liability of $0.1 million and $2.3 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, 750,000 of the Bunge Warrant shares had vested.

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

In November 2012, the Company entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 MT under construction in Brazil to 300,000 MT by 2016 at select Bunge owned and operated processing facilities worldwide. The Company and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. The Company and Bunge intend to work together through joint market development to bring new, healthy and nutritious edible oils to the Brazilian market. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $104.0 million based on the exchange rate as of December 31, 2013). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of December 31, 2013, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the year ended December 31, 2013.

The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of December 31, 2013 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(1)
Solazyme Bunge JV	$6,941	$1,058	$22,532	$0	$67,702

(1)	Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $15.0 million based on the exchange rate at December 31, 2013, the Company’s corporate guarantee of approximately $0.9 million (see Note 12) and non-cancellable purchase obligations of R$50.4 million (approximately $21.3 million based on the exchange rate at December 31, 2013).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.

Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of December 31, 2013 and 2012 and for the year ended December 31, 2013 and for the period from April 2, 2012 (date of inception) to December 31, 2012, respectively, was as follows (in thousands):

	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012
Current assets	$9,872	$7,773
Noncurrent assets	127,346	12,765

Total assets	$137,218	$20,538

Current liabilities	20,798	3,466
Noncurrent liabilities	90,933	—
JV’s partners’ capital, net	25,487	17,072

Total liabilities and partners’ capital, net	$137,218	$20,538

Net sales	—	—
Net losses	(16,280)	(2,733)

Solazyme Roquette Joint Venture

In November 2010, the Company entered into a joint venture agreement with Roquette. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“Solazyme Roquette Nutritionals” or the “Solazyme Roquette JV”) was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. In June 2013, the Company and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved. After assessing the recoverability of the Solazyme Roquette JV amounts capitalized on the Company’s balance sheet, the Company recorded charges to Loss From Equity Method Investments in its consolidated statement of operations of $0.7 million for unrecoverable receivables due from the Solazyme Roquette JV, and $0.7 million for unrecoverable capital contributions made to the Solazyme Roquette JV during the year ended December 31, 2013.

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

Related Party Transactions

During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenues of $8.1 million, $2.2 million and $0, respectively, primarily related to its research and development arrangements with its joint venture companies. At December 31, 2013 and 2012, the Company had receivables of $6.9 million and $2.2 million, respectively, due from the joint venture companies. At December 31, 2013 and 2012, the Company had unbilled revenues of $1.1 million and $0.8 million, respectively, related to the joint venture companies.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued compensation and related liabilities	$7,959	$7,503
Accrued interest	2,166	—
Accrued professional fees	350	474
Accrued costs under the Collaboration Agreement	2,629	—
Other accrued liabilities	1,901	1,343

Total accrued liabilities	$15,005	$9,320

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

The preferred stock warrants were marked to fair value from January 1, 2009 through May 27, 2011, and the change in fair value was recognized in the Company’s consolidated statements of operations as gain or loss from change in fair value of warrant liability. The fair value of the preferred stock warrant liability increased by $3.6 million in the year ended December 31, 2011. The Company recorded this change in fair value as an adjustment to loss from the change in fair value of warrant liability in the consolidated statements of operations.

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

In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever), which expanded its current research and development efforts. In September 2013, the Company and Unilever agreed to extend this joint development agreement through September 30, 2014 and entered into a supply agreement for 10,000 MT of the Company’s oil.

Department of Defense—In September 2010, the Company entered into an agreement with the U.S. Department of Defense (“DoD”) for research and development services to provide marine diesel fuel. This was a firm fixed price contract divided into two phases, with Phase 1 and Phase 2 fees of $5.6 million and $4.6 million, respectively. Phase 1 of the contract was completed in September 2011 when 75,000 gallons (283,906 liters) of fuel were delivered. In August 2011, the DoD exercised its option to pursue Phase 2 of the agreement, which called for the additional delivery of 75,000 gallons (283,906 liters) of marine diesel fuel.

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

With respect to Phase 1 of the September 2010 DoD contract, the Company recognized $1.1 million of revenues in the year ended December 21, 2011. Phase 1 of the September 2010 DoD contract was completed in September 2011, and no revenues were recognized subsequent to this period.

With respect to Phase 2 of the September 2010 DoD contract, the Company recognized $0, $0.7 million and $3.9 million of revenues in the years ended December 31, 2013, 2012 and 2011, respectively. The Company had no unbilled revenue and deferred revenue balances related to Phase 2 of the agreement as of December 31, 2013 and 2012.

Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through September 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred. During the years ended December 31,

2013, 2012 and 2011, the Company recognized revenues of $0, $9.2 million and $7.0 million, respectively. The Company had no deferred revenue balance related to this award as of December 31, 2013 and 2012. Unbilled revenues related to this award were $0 and $2.1 million as of December 31, 2013 and 2012, respectively.

Dynamic Fuels—In November 2011, Dynamic Fuels, LLC (“Dynamic”) was awarded a contract to supply the U.S. Navy with 450,000 gallons (1,703,000 liters) of renewable fuels. The contract involved supplying the U.S. Navy with 100,000 gallons (379,000 liters) of jet fuel (Hydro-treated Renewable JP-5 and HRJ-5) and 350,000 gallons (1,325,000 liters) of marine distillate fuel (Hydro-treated Renewable F-76 and HRD-76). The Company was named a subcontractor and entered into a subcontractor agreement effective as of January 2012 to supply Dynamic with algal oil to help fulfill Dynamic’s contract with the U.S. Navy to deliver fuel by May 2012. The Company delivered its commitment of algal oil pursuant to this subcontract in February 2012. The fuel was used by the U.S. Navy in July 2012, as part of its efforts to demonstrate a Green Strike Group composed of vessels and ships powered by biofuels.

Algenist ® Distribution Partners—The Company entered into a distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the United States. Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line. In March 2011, the Company entered into an agreement with QVC, Inc. (“QVC”) and launched the sale of its Algenist® product line through QVC’s multimedia platform.

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

ADM—In November 2012, the Company and ADM entered into the Collaboration Agreement, establishing a collaboration for the production of tailored triglyceride oil products at the Clinton Facility. In January 2014, the

Company began commercial scale production of its products at the Clinton Facility using the Company’s proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company pays ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in Company common stock. In March 2013, the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of a portion of the Clinton Facility. Downstream processing of products produced at the Clinton Facility is being done at a facility in Galva, Iowa (Galva Facility) operated by a wholly owned subsidiary of American Natural Processors, Inc. The initial target nameplate capacity of the Clinton Facility is expected to be 20,000 MT per year of tailored triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. The parties are also working together to develop markets for the products produced at the Clinton Facility.

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

During the year ended December 31, 2013, the Company recorded rent expense related to the ADM Warrant of $0.1 million, equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the year ended December 31, 2013: volatility of 61%, risk-free interest rate of 1.4%, exercise price of $7.17, stock price range of $8.96 to $10.56, and range of expected remaining life of 5.1 to 5.2 years. As of December 31, 2013, 16,666 of the ADM Warrant shares had vested.

Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $4.0 million of revenue related to a substantive milestone achieved under the Mitsui joint development agreement during the year ended December 31, 2013.

11. DEBT

A summary of the Company’s debt as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012	Maturity Date
Secured and unsecured debt
Equipment note	$70	$129	January 2015
Silicon Valley Bank term loan	—	11,233	March 2013
Peoria facility note	—	3,606	February 2013
HSBC facility	10,369	—	March 2015

Total secured and unsecured debt	10,439	14,968
Convertible senior subordinated notes	81,779	—	February 2018

Total debt	92,218	14,968
Add:
Fair value of embedded derivative	5,914	—
Less:
Unamortized debt discount	(4,610)	—
Current portion of debt	(65)	(7,331)

Long-term portion of debt	$93,457	$7,637

Total interest costs incurred related to the Company’s total debt was $6.3 million, $0.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total interest costs capitalized during the year ended December 31, 2013 was $1.1 million, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which has activities in progress necessary to commence its planned principal operations. The Company was in compliance with all debt covenants as of December 31, 2013 and 2012.

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

Peoria Facility Note—In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 MT) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal is payable in two lump sum payments, the first of which was paid in March 2012 and the second (and final) payment was made in February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount was recognized as interest expense over the loan term utilizing the effective interest method.

HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. As of December 31, 2013, $10.4 million was outstanding under the HSBC facility. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 7). Therefore, approximately $9.6 million of the HSBC facility remained available as of December 31, 2013.

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

Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the HSBC facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.7% as of December 31, 2013. The maturity date of the facility is March 26, 2015. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.

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

The net proceeds from the Note offering were approximately $119.2 million, after deducting discounts to the initial purchaser of $5.3 million and debt issue costs of $0.5 million. Debt discounts incurred with the issuance of the Notes were recorded on the consolidated balance sheets as a reduction to the associated Note balance. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Note using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method. The Company is currently using the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.

The Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of the Company’s common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock). With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. As of December 31, 2013, $43.2 million of the Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the consolidated balance sheets. The Company settled the early conversion payments in shares of the Company’s common stock. The Company issued 5,541,597 shares of its common stock upon early conversions of the Notes during the year ended December 31, 2013.

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

The Company evaluated the embedded derivative resulting from the early conversion payment feature within the indenture for bifurcation from the Notes. The early conversion payment feature was not deemed clearly and closely related to the Notes and was bifurcated as an embedded derivative. The Company recorded this embedded derivative (derivative liability) at fair value, which is included as a component of Convertible Debt on its consolidated balance sheets with a corresponding debt discount that is netted against the principal amount of the Notes. The derivative liability is remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liability being recorded in other income and loss. The Company determined the fair value of the embedded derivative using a Monte Carlo simulation model. See Note 4.

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

The weighted average interest rate for total debt outstanding was 5.6% and 4.6% as of December 31, 2013 and 2012, respectively.

A summary of debt maturity follows (in thousands):

December 31, 2013
Principal due in 2014	$65
Principal due in 2015	10,374
Principal due in 2016	—
Principal due in 2017	—
Principal due in 2018	81,779
Principal due in 2019 and thereafter	—

Total	$92,218

12. COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a net deferred rent asset or a net deferred rent liability at each reporting period. The Company had a deferred rent asset of $3.6 million and a deferred rent liability of $0.3 million as of December 31, 2013 and a deferred rent liability of $0.7 million as of December 31, 2012.

The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.

The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and the lease commenced on April 1, 2011 and expires on April 1, 2016. The rent is 29,500 Brazilian Real per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty. Effective April 2012, the rent increased from 29,500 Brazilian Real per month to 30,500 Brazilian Real (approximately $13,000 based on the exchange rate at December 31, 2013) per month as a result of the annual inflation adjustment.

The Company entered into several auto lease agreements during the years ended December 31, 2012 and 2013. These lease agreements contain early cancellation penalties ranging from 50% - 80% of their remaining lease values. The remaining value of the leases as of December 31, 2013 was 1.1 million Brazilian Real (approximately $0.5 million based on the exchange rate at December 31, 2013).

The Company entered into a Strategic Collaboration Agreement with ADM in November 2012 (See Note 10). The Company pays ADM annual fees for the use and operation of a portion of the Clinton Facility, a portion which may be paid in the Company’s common stock. During the year ended December 31, 2013, the Company made two payments to ADM in both cash and by issuing 770,761 shares of its common stock, which was recorded to deferred rent asset and equity. The common stock and cash payments made under the Strategic Collaboration Agreement are accounted for as an operating lease. In January 2013, the Company granted to ADM a warrant (“ADM Warrant”) to purchase 500,000 shares of the Company’s common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, the Company shall grant to ADM a warrant (“ADM Extension Warrant”) covering an additional 500,000 shares of the Company’s common stock upon the extension of the Collaboration Agreement for each further five year term, which shall vest in equal monthly installments over the applicable five year extension term. The exercise price of the ADM Warrant is $7.17 per share and expires in January 2019. In July 2013, the measurement date for the ADM Warrant was established (See Note 10).

Downstream processing of products produced at the Clinton Facility is being done at the Galva Facility. The Company entered into a Manufacturing Services and Facility Licensing Agreement (“Manufacturing and Facility Agreement”) in June 2013 with a wholly owned subsidiary of American Natural Processors, Inc. for the use and operation of the Galva Facility, a portion of which may be paid in the Company’s common stock. As of December 31, 2013 no payments under the Manufacturing and Facility Agreement had been made in common stock. The cash payments under the Manufacturing and Facility Agreement are accounted for as an operating lease.

Future minimum lease payments under noncancelable operating leases are as follows as of December 31, 2013 (in thousands):

Year ending December 31,
2014	$3,981
2015	6,624
2016	—
2017	—
2018	—
2019 and thereafter	—

Total minimum lease payments	$10,605

Rent expense was $7.1 million, $2.8 million and 2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Contractual Obligations—As of December 31, 2013 the Company had non-cancelable purchase obligations of $0.5 million.

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

In November 2011, the Company agreed to guarantee repayment of a portion, up to a maximum amount, of 50% of the aggregate draw-downs from the Roquette Loan, if and when drawn down, including a portion of the associated fees, interest and expenses (Note 7). The Solazyme Roquette JV never drew down on the Roquette Loan prior to the Solazyme Roquette JV’s dissolution, and therefore the Company did not record any liability for this guarantee in the accompanying consolidated balance sheets.

In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $104.0 million based on the exchange rate as of December 31, 2013) which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of December 31, 2013 the bank guarantee was in place and the corporate guarantee was not. See also Note 7.

On December 17, 2013, the Solazyme Bunge JV entered into a Loan Facility Agreement with Bunge Alimentos S.A. (the “Loan Facility”). The Company agreed to guarantee repayment of 50% of the portion of the Loan Facility to be utilized for operational expenses, up to maximum aggregate advances of $5.0 million. As of December 31, 2013, a total of $1.7 million (of which the Company is the guarantor of approximately $0.9 million) had been drawn down under the Loan Facility. Outstanding advances guaranteed by the Company mature on April 2, 2014. At December 31, 2013, the Company had no outstanding obligation recorded related to this corporate guarantee because the fair value of the obligation is immaterial.

Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of December 31, 2013, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters individually and in the aggregate will be resolved in a manner that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2014, the Company filed a shelf registration statement whereby securities may be offered by the Company or by selling security holders in amounts, at prices and on terms determined at the time of the offering.

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

In January 2013 and November 2013, the Company issued 347,483 shares and 423,278 shares, respectively, of its common stock to ADM pursuant to the Company’s Collaboration Agreement with ADM (see Note 10). The common stock issued to ADM in January 2013 was registered pursuant to the Company’s registration statement on Form S-3, which was declared effective on January 23, 2013.

As of December 31, 2013, $43.2 million of the Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the consolidated balance sheets. The Company settled the early conversion payments in shares of the Company’s common stock. The Company issued 5,541,597 shares of its common stock upon early conversions of the Notes during the year ended December 31, 2013 (see Note 11).

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

2011 Equity Incentive Plan—On May 26, 2011, the Company’s 2011 Equity Incentive Plan (the “2011 EIP”, and together with the 2004 EIP (the “Plans”)) became effective. The Company initially reserved 7,000,000 shares of common stock for issuance under the 2011 EIP. Starting on May 26, 2011, any shares subject to outstanding awards granted under the 2004 EIP that expire or terminate for any reason prior to the issuance of shares shall become available for issuance under the 2011 EIP. The 2011 EIP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the year ended December 31. 2013 an additional 3,051,777 shares were reserved under the 2011 EIP as a result of this provision. As of December 31, 2013 there were 5,604,609 shares available for issuance under the 2011 EIP.

Options under the Plans may be granted for periods up to ten years. All options issued to date have had up to a ten year life. The exercise price of incentive and nonstatutory stock options shall not be less than 100% of the fair market value of the shares on the date of grant. The Board of Directors determines the vesting period of stock-based awards. The Company’s stock options generally vest over four years. Restricted stock awards are subject to forfeiture if certain vesting requirements are not met. The Company issues new common stock from authorized shares upon the exercise of stock options.

2011 Employee Stock Purchase Plan—On May 26, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. The Company initially reserved 750,000 shares of common stock for issuance under the 2011 ESPP. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the last day of the purchase period. The 2011 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance, and during the year ended December 31, 2013 an additional 610,355 shares were reserved under the 2011 ESPP as a result of this provision. As of December 31, 2013 there were 1,709,950 shares available for issuance under the 2011 ESPP.

The Company recognized stock-based compensation expense related to its 2011 ESPP of $0.6 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vests. There were 2,942 and 34,832 shares of common stock subject to repurchase as of December 31, 2013 and 2012, respectively. The Company’s liability related to common stock subject to repurchase was $4,000 and $39,000 as of December 31, 2013 and 2012, respectively, and was recorded in other liabilities.

Stock Options

A summary of the Company’s stock option activity under the Plans and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
				(in thousands)
Balance at December 31, 2012	9,521,970	$8.13
Granted	2,342,729	9.08
Exercised	(1,114,819)	3.30
Forfeited, cancelled or expired	(792,513)	10.36

Balance at December 31, 2013	9,957,367	$8.72	7.7	$28,262

Options vested and exercisable at December 31, 2013	5,639,981	$7.95	7.2	$21,101

Options vested and expected to vest as of December 31, 2013	9,358,952	$8.65		$27,280

(1)	The aggregate intrinsic value represents the value by which the Company’s closing stock price on the last trading day of the year ended December 31, 2013 exceeds the exercise price of the stock multiplied by the number of options outstanding or exercisable, excluding any that have a negative intrinsic value.

The weighted-average grant date fair value of options granted was $5.07, $6.46 and $6.15 for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $7.5 million, $7.4 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The total fair value of options vested was $12.9 million, $11.1 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the composition of options outstanding and vested and exercisable as of December 31, 2013:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Vested and Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$0.001-1.01	763,155	$0.65	4.5	748,363	$0.64	4.5
$2.35	1,011,650	2.35	6.6	888,997	2.35	6.5
$6.79-8.92	3,669,357	7.95	8.0	1,837,104	7.89	7.5
$9.03-11.59	2,771,210	10.84	8.2	1,190,164	10.97	8.2
$11.61-27.03	1,741,995	14.20	8.2	975,353	15.11	7.9

Totals	9,957,367	8.72	7.7	5,639,981	7.95	7.2

Stock-based compensation expense related to stock-based awards granted to employees and nonemployees were allocated to research and development and sales, general and administrative expense as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Research and development	$5,917	$3,924	$2,278
Sales, general and administrative	12,736	11,478	8,645

Total	$18,653	$15,402	$10,923

No income tax benefits have been recognized related to stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011.

Employee Stock-Based Compensation—Stock-based compensation expense was $17.3 million, $13.2 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, for stock-based awards granted to employees. There was unrecognized stock-based compensation cost of $18.4 million related to nonvested stock options granted to employees as of December 31, 2013, and the Company expects to recognize this cost over a weighted-average period of 1.5 years as of December 31, 2013. The grant date fair value of employee stock-based awards was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Expected term (in years)	5.1-6.0	5.3-6.0	5.0-6.1
Volatility	60.1%-61.5%	62.8%-68.0%	49.6%-68.2%
Risk-free interest rate	0.8%-2.1%	0.6%-1.3%	1.0%-2.5%
Dividend yield	0%	0%	0%

Nonemployee Stock-Based Compensation—Stock-based compensation expense was $1.4 million, $2.2 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, for stock-based awards granted to nonemployees. There was unrecognized stock-based compensation cost of $1.1 million related to nonvested stock options granted to nonemployees as of December 31, 2013, and the Company expects to recognize this cost over a weighted-average period of 1.6 years as of December 31, 2013. The fair value of non-employee stock-based awards was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Expected term (in years)	7.8-8.9	8.5-8.9	6.2-10.0
Volatility	60.4%-60.9%	60.3%-64.8%	46.2%-66.7%
Risk-free interest rate	1.6%-2.8%	1.3%-1.9%	1.2%-3.5%
Dividend yield	0%	0%	0%

Restricted Stock Awards—A summary of the Company’s restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	12,670	15.68
Granted	—	—
Vested	(11,502)	14.88
Forfeited or cancelled	—	—

Unvested at December 31, 2013	1,168	$23.47

There was unrecognized stock-based compensation costs of $27,000 related to nonvested restricted stock awards as of December 31, 2013. The Company expects to recognize those costs over a weighted-average period of 0.4 years as of December 31, 2013.

Restricted Stock Units—The Company awarded 1,785,157, 82,000 and 140,000 restricted stock units (“RSUs”) to employees in the years ended December 31, 2013, 2012 and 2011, respectively. The RSUs have vesting terms between 0.5 – 3.9 years. The weighted-average grant date fair value of RSUs granted was $9.56, $10.66 and $23.56 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, 165,333 shares of RSUs were vested and 1,771,907 shares of RSUs were unvested. Stock-based compensation expense related to RSUs was $5.5 million, $1.5 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Performance-Based Restricted Stock Units—The Company granted 0, 100,000 and 60,000 performance-based restricted stock units (“PSUs”) to employees in the years ended December 31, 2013, 2012 and 2011, respectively. These PSUs vest contingent upon the achievement of pre-determined performance-based milestones. If the performance-based milestones are not met, the restricted stock units will not vest, in which case, any stock-based compensation expense recognized to date will be reversed. The weighted-average grant date fair value of performance-based restricted stock units granted in the years ended December 31, 2013, 2012 and 2011 was $0, $9.46 and $23.56, respectively. As of December 31, 2013, 60,000 shares of PSUs had vested and 100,000 shares of PSUs were unvested. During the year ended December 31, 2013, the Company modified a PSU by accelerating the vesting of 15,000 shares, resulting in a net decrease of stock-based compensation expense of approximately $0.1 million. Stock-based compensation expense related to PSUs was $(34,000), $0.8 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of December 31, 2013, 750,000 of the warrant shares had vested. Refer to Note 7 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.

In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 2019. As of December 31, 2013, 16,666 of the warrant shares had vested. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of the Clinton Facility. In November 2013, the Company issued 423,278 shares of its common stock to ADM upon the exercise by ADM of one of the series of warrants to receive a payment in cash, stock or combination thereof, for the use and operation of a portion of the Clinton Facility. See Note 10 and Note 12.

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

16. INCOME TAXES

The Company has incurred net operating losses for the years ended December 31, 2013, 2012 and 2011, and therefore has no provision for income taxes recorded for such years. The Company had federal, state and foreign net operating loss carryforwards of $234.4 million, $191.1 million and $10.5 million, respectively, as of December 31, 2013. Federal net operating loss carryforwards expire beginning in 2024 and state net operating loss carryforwards expire beginning in 2014, if not utilized. The Company had federal and state research and development tax credit carryforwards of $3.7 million and $2.2 million, respectively, as of December 31, 2013. The federal research and development tax credit carryforwards will expire starting in 2028 if not utilized. The state research and development tax credit carryforwards can be carried forward indefinitely.

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

The components of loss before income taxes are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ending December 31,
	2013	2012	2011
United States	$(111,791)	$(76,755)	$(50,655)
Foreign	(4,598)	(6,377)	(3,306)

Loss before income taxes	$(116,389)	$(83,132)	$(53,961)

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carry forwards	$89,491	$48,591
Capitalized start-up costs	9,406	9,931
Research and development credits	3,896	1,527
Stock compensation	9,390	5,522
Other	4,787	5,028

Total deferred tax assets	116,970	70,599
Valuation allowance	(114,337)	(69,571)
Deferred tax liability—fixed assets	(2,633)	(1,028)

Net deferred tax assets, after valuation allowance	$—	$—

The Company is tracking the portion of its deferred tax assets attributable to excess stock option benefits in accordance with ASC 718-740-45, Other Presentation Matters, and therefore, these amounts are not included in the Company’s deferred tax assets. The deferred tax assets attributable to excess stock option benefits total $5.2 million at December 31, 2013, and the benefit related thereto will only be recognized when it reduces cash taxes payable.

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company has provided a full valuation allowance on its deferred tax assets as of December 31, 2013, as management believes it is more likely than not that the related deferred tax asset will not be realized. The net valuation allowance increased by $44.8 million and $30.9 million during the years ended December 31, 2013 and 2012, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The reported amount of income tax expense differs from the amount that would result from applying the domestic federal statutory tax rate to pretax losses primarily because of changes in the valuation allowance.

Reconciling items from income tax computed at the statutory federal rate for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Years Ending December 31,
	2013	2012	2011
Federal income tax statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	4.1	4.5	6.0
Revalued common and preferred stock warrants	—	0.9	(2.3)
Revalued derivative liability	(1.8)	—	—
Incentive stock option compensation	(1.6)	(1.9)	(2.4)
Research tax credits	1.6	—	0.4
Other	1.9	(0.1)	(0.1)
Valuation allowance	(38.2)	(37.4)	(35.6)

Effective income tax rate	0.0%	0.0%	0.0%

Uncertain Tax Positions

The Company adopted the provisions of ASC 740, Income Taxes, on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any gross unrecognized tax benefits upon adoption of this provision on January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2010	$483
Addition based on tax positions related to current year	94
Subtractions based on tax positions related to prior year	(142)

Balance as of December 31, 2011	435
Addition based on tax positions related to current year	89
Additions based on tax positions related to prior year	95

Balance as of December 31, 2012	619
Addition based on tax positions related to current year	441
Additions based on tax positions related to prior year	428

Balance as of December 31, 2013	$1,488

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Management has determined that no accrual for interest and penalties was required as of December 31, 2013. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company is subject to taxation in the U.S., various states and a foreign jurisdiction. As of December 31, 2013, the Company’s tax years 2004 and thereafter remain subject to examination by the tax authorities.

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

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides the selected quarterly financial data for 2013 and 2012 (in thousands, except per share amounts):

SOLAZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues:
Research and development programs	$5,024	$5,824	$6,260	$2,680	$3,811	$4,810	$9,468	$9,560
Product revenue	6,250	4,797	4,915	4,000	4,613	3,773	4,077	3,996

Total revenues	11,274	10,621	11,175	6,680	8,424	8,583	13,545	13,556

Costs and operating expenses:
Cost of product revenue	1,985	1,450	1,496	1,454	1,404	1,331	1,330	1,246
Research and development	20,381	17,556	14,915	13,720	16,108	16,534	18,381	15,361
Sales, general and administrative	16,923	15,708	15,436	14,866	15,888	13,849	13,723	14,056

Total costs and operating expenses	39,289	34,714	31,847	30,040	33,400	31,714	33,434	30,663

Loss from operations	(28,015)	(24,093)	(20,672)	(23,360)	(24,976)	(23,131)	(19,889)	(17,107)
Other income (expense):
Interest and other income (expense), net	(1,191)	(1,614)	(1,439)	(1,523)	249	626	309	327
Loss from equity method investment	(2,696)	(2,360)	(2,222)	(959)	(631)	(683)	(510)	—
Gain (loss) from change in fair value of warrant liability	572	200	(679)	54	748	685	851	—
Loss from change in fair value of derivative liability	(2,006)	(2,836)	(813)	(737)	—	—	—	—

Total other income (expense)	(5,321)	(6,610)	(5,153)	(3,165)	366	628	650	327

Net loss	$(33,336)	$(30,703)	$(25,825)	$(26,525)	$(24,610)	$(22,503)	$(19,239)	$(16,780)

Net loss per share attributable to Solazyme, Inc. common stockholders:
Basic and diluted	$(0.49)	$(0.47)	$(0.42)	$(0.43)	$(0.40)	$(0.37)	$(0.32)	$(0.28)

Weighted-average number of shares used in loss per share computation:
Basic and diluted	68,453	64,812	61,958	61,543	60,873	60,678	60,378	60,101

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our Code of Business Conduct and Ethics and other governance matters is incorporated by reference from the information set forth in the sections under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after our fiscal year end of December 31, 2013 in connection with the Annual Meeting of Stockholders to be held in 2014 (the “2014 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Executive Compensation,” “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Officers and Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Our consolidated financial statements are filed as part of this Annual Report on Form 10-K in Item 8. Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 73 of this report.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAZYME, INC.

By:	/S/ JONATHAN S. WOLFSON
Name: Jonathan S. Wolfson
Title: Chief Executive Officer
Date: March 13, 2014

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

Signature	Title	Date

/s/ Jonathan S. Wolfson	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
Jonathan S. Wolfson

/s/ Tyler W. Painter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
Tyler W. Painter

/s/ Michael V. Arbige	Director	March 13, 2014
Michael V. Arbige

/s/ Ian T. Clark	Director	March 13, 2014
Ian T. Clark

/s/ David C. Cole	Director and President	March 13, 2014
David C. Cole

/s/ James R. Craigie	Director	March 13, 2014
James R. Craigie

/s/ Jerry Fiddler	Chairman of the Board	March 13, 2014
Jerry Fiddler

/s/ Peter Kovacs	Director	March 13, 2014
Peter Kovacs

/s/ Ann Mather	Director	March 13, 2014
Ann Mather

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

2.1	Real Estate Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.1

2.2	Asset Purchase Agreement dated March 9, 2011, by and between PMP Fermentation Products, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	2.2

3.1	Amended and Restated Certificate of Incorporation	10-K/A	001-35189	April 27, 2012	3.1

3.2	Amended and Restated Bylaws	10-K/A	001-35189	April 27, 2012	3.2

4.1	Third Amended and Restated Investors’ Rights Agreement dated May 19, 2010, by and among Solazyme, Inc. and certain holders of Preferred Stock	S-1	333-172790	March 11, 2011	4.2

4.2	Indenture dated as of January 24, 2013 between Wells Fargo Bank, National Association, as Trustee, and Solazyme, Inc.	8-K	001-35189	January 24, 2013	4.1

10.1§	Form of Director/Officer Indemnification Agreement entered into by and between Solazyme, Inc. and each of its directors and executive officers	S-1	333-172790	May 4, 2011	10.1

10.2§	Second Amended and Restated 2004 Equity Incentive Plan and forms of notice of stock option grant, stock option agreement and restricted stock agreement	S-1	333-172790	March 11, 2011	10.2

10.3§	2011 Equity Incentive Plan	S-1	333-172790	May 4, 2011	10.3

10.4§	2011 Employee Stock Purchase Plan	S-1	333-172790	May 4, 2011	10.4

10.5	Sublease effective as of December 31, 2009, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.6

10.6	First Amendment to Sublease effective as of January 29, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.7

10.7	Second Amendment to Sublease effective as of June 1, 2010, by and between FibroGen, Inc. and Solazyme, Inc.	S-1	333-172790	March 11, 2011	10.8

10.8	Third Amendment to Sublease effective as of July 12, 2011 by and between FibroGen, Inc. and Solazyme, Inc.	10-Q	001-35189	November 8, 2011	10.3

10.9†	Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A. and Solazyme, Inc.	S-1	333-172790	April 12, 2011	10.10

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.10†	Amendment No. 1 to Joint Venture and Operating Agreement of Solazyme Roquette Nutritionals, LLC dated November 3, 2010, by and between Roquette Frères, S.A and Solazyme, Inc.	10-K	001-35189	March 15, 2012	10.29

10.11†	Solazyme License Agreement dated December 16, 2010, by and between Solazyme Roquette Nutritionals, LLC and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.10

10.12§	Executive Severance and Change of Control Plan	S-1	333-172790	May 23, 2011	10.17

10.13§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Jonathan S. Wolfson	S-1	333-172790	May 23, 2011	10.18

10.14§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Harrison F. Dillon	S-1	333-172790	May 23, 2011	10.19

10.15§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Tyler W. Painter	S-1	333-172790	May 23, 2011	10.20

10.16§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Peter J. Licari	S-1	333-172790	May 23, 2011	10.21

10.17§	Amended and Restated Employment Agreement dated May 19, 2011, by and between Solazyme, Inc. and Paul T. Quinlan	S-1	333-172790	May 23, 2011	10.22

10.18	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. by Bunge Limited	S-1	333-172790	May 4, 2011	10.24

10.19	Amendment No. 1 to Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. dated August 5, 2011 by and between Solazyme, Inc. and Bunge Limited	10-Q	001-35189	November 8, 2011	10.2

10.20	Loan and Security Agreement dated as of May 11, 2011 between Silicon Valley Bank and Solazyme, Inc.	S-1	333-172790	May 12, 2011	10.24

10.21§	Form of 2011 Equity Incentive Plan Stock Option Agreement	10-K	001-35189	March 15, 2012	10.30

10.22§	Form of 2011 Equity Incentive Plan Restricted Stock Agreement	10-K	001-35189	March 15, 2012	10.31

10.23§	Form of 2011 Equity Incentive Plan Restricted Stock Unit Agreement	10-K	001-35189	March 13, 2013	10.23

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.24†	Joint Venture Agreement entered into as of March 30, 2012 by and among Bunge Global Innovation, LLC, Solazyme, Inc. and certain other parties	10-Q	001-35189	August 9, 2012	10.1

10.25†	Solazyme Development Agreement entered into as of March 30, 2012 by and among Solazyme Bunge Renováveis Ltda., Solazyme, Inc. and certain other parties	10-Q	001-35189	August 9, 2012	10.2

10.26†	Strategic Collaboration Agreement dated as of November 13, 2012 by and between Solazyme, Inc. and Archer-Daniels-Midland Company	10-K	001-35189	March 13, 2013	10.26

10.27	Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc., dated as of January 18, 2013, between Archer-Daniels-Midland Company and Solazyme, Inc.	10-Q	001-35189	May 8, 2013	10.1

10.28	Form of Warrant for the Purchase of Shares of Common Stock of Solazyme, Inc. between Archer-Daniels-Midland Company and Solazyme, Inc.	10-Q	001-35189	May 8, 2013	10.2

10.29	Loan and Security Agreement dated as of March 26, 2013 between HSBC National Bank, USA, National Association and Solazyme, Inc.	10-Q	001-35189	May 8, 2013	10.3

10.30	Credit Facility Agreement No. 12.2.1149.1, Executed Between Banco Nacional de Desenvolvimento Economico e Social—BNDES and Solazyme Bunge Produtos Renovaveis Ltda., dated February 14, 2013	10-Q	001-35189	August 7, 2013	10.1

10.31	First Amendment to Loan and Security Agreement by and between HSBC Bank USA, National Association and Solazyme, Inc., dated May 9, 2013	10-Q	001-35189	August 7, 2013	10.2

10.32§	Transition Agreement and Release by and between Harrison Dillon and Solazyme, Inc., dated as of September 5, 2013	10-Q	001-35189	November 6, 2013	10.1

10.33§	Separation and Release Agreement by and between Harrison Dillon and Solazyme, Inc., dated as of September 30, 2013	10-Q	001-35189	November 6, 2013	10.2

10.34§	Consulting Agreement by and between Harrison Dillon and Solazyme, Inc., effective as of September 30, 2013	10-Q	001-35189	November 6, 2013	10.3

Exhibit Number	Description	Incorporated by Reference				Filed Herewith with this 10-K
		Form	File No.	Filing Date	Exhibit

10.35†	Letter Agreement and Amendment No. 1 to the JV Agreements dated as of October 31, 2013, by and among, Bunge Global Innovation, LLC, Solazyme, Inc. and certain other parties					X

10.36§	Employment Agreement dated October 11, 2012, by and between Solazyme, Inc. and Jean-Marc Rotsaert					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (found on Signature Page)					X

31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2013, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2013, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013; and (vi) Notes to the Consolidated Financial Statements					X

†	Confidential treatment has been granted, or requested, with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the SEC.

§	Management contract or compensatory plan or arrangement.