Form 10-Q
period 2014-03-31
SOLAZYME INC
filed 2014-05-08
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value per share	75,975,300 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$50,506	$54,977
Marketable securities	82,648	112,544
Accounts receivable, net	10,897	10,452
Unbilled revenues	1,706	1,101
Inventories	10,912	9,836
Prepaid expenses and other current assets	3,087	2,907
Total current assets	159,756	191,817
Property, plant and equipment, net	39,146	40,089
Investments in unconsolidated joint venture	28,191	22,532
Other assets	3,427	4,267
Total assets	$230,520	$258,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,666	$7,949
Accrued liabilities	10,049	15,005
Current portion of long-term debt	55	65
Deferred revenue	2,637	2,275
Total current liabilities	20,407	25,294
Deferred revenue	300	—
Warrant liability	—	688
Long-term debt	10,369	10,374
Convertible debt, inclusive of derivative liability of $3,680 and $5,914 at March 31, 2014 and December 31, 2013, respectively; and net of unamortized debt discount of $4,229 and $4,610 at March 31, 2014 and December 31, 2013, respectively.	78,630	83,083
Other liabilities	248	318
Total liabilities	109,954	119,757
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 70,203,216 and 68,744,534 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	70	69
Additional paid-in capital	464,047	448,990
Accumulated other comprehensive loss	(2,553)	(3,794)
Accumulated deficit	(340,998)	(306,317)
Total stockholders’ equity	120,566	138,948
Total liabilities and stockholders’ equity	$230,520	$258,705
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended March 31,
	2014	2013
Revenues:
Research and development programs	$5,043	$2,680
Product revenues	7,348	4,000
Total revenues	12,391	6,680
Costs and operating expenses:
Cost of product revenues	3,390	1,454
Research and development	20,835	13,720
Sales, general and administrative	20,607	14,866
Total costs and operating expenses	44,832	30,040
Loss from operations	(32,441)	(23,360)
Other income (expense):
Interest and other income, net	235	348
Interest expense	(1,347)	(1,871)
Loss from equity method investments	(3,834)	(959)
Gain from change in fair value of warrant liability	688	54
Gain (loss) from change in fair value of derivative liability	2,018	(737)
Total other income (expense)	(2,240)	(3,165)
Net loss	$(34,681)	$(26,525)
Net loss per share, basic and diluted	(0.50)	(0.43)
Weighted average number of common shares used in loss per share computation, basic and diluted	69,212,880	61,542,509
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended March 31,
	2014	2013
Net loss	$(34,681)	$(26,525)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(12)	(69)
Foreign currency translation adjustment	1,254	13
Other comprehensive income (loss)	1,242	(56)
Total comprehensive loss	$(33,439)	$(26,581)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(34,681)	$(26,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,491	1,126
Net amortization of premiums on marketable securities	296	418
Amortization of debt discount	243	262
Amortization of loan fees	7	73
Warrant expense related to vesting of ADM Warrant	191	—
Stock-based compensation expense	6,609	4,005
Loss from equity method investment	3,834	959
Revaluation of warrant liability	(688)	(54)
Revaluation of derivative liability	(2,018)	737
Changes in operating assets and liabilities:
Accounts receivable	(447)	(4,040)
Unbilled revenue	(605)	874
Inventories	(1,076)	222
Prepaid expenses and other current assets	(158)	485
Other assets	1,460	—
Accounts payable	1,902	(2,129)
Accrued liabilities	(5,595)	2,724
Deferred revenue	662	3,142
Other current and long-term liabilities	(67)	(499)
Net cash used in operating activities	(28,640)	(18,220)
Investing activities:
Purchases of property, plant and equipment	(2,676)	(1,189)
Purchases of marketable securities	(5,705)	(83,581)
Maturities of marketable securities	32,625	17,618
Proceeds from sales of marketable securities	2,748	—
Capital contribution in unconsolidated joint venture	(8,050)	(5,500)
Capitalized interest related to unconsolidated joint venture	(350)	—
Net cash provided by (used in) investing activities	18,592	(72,652)
Financing activities:
Repayments under loan agreements	(16)	(14,872)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	—	119,750
Proceeds from the issuance of common stock	4,914	260
Proceeds from issuance of common stock, pursuant to ESPP	709	516
Early exercise of stock options subject to repurchase	(4)	(8)
Proceeds from borrowings under loan agreements	—	10,369
Payment for loan costs and fees	—	(500)
Cash settlement of vested restricted stock units	(68)	—
Net cash provided by financing activities	5,535	115,515
Effect of exchange rate changes on cash and cash equivalents	42	(21)
Net (decrease) increase of cash and cash equivalents	(4,471)	24,622
Cash and cash equivalents — beginning of period	54,977	30,818
Cash and cash equivalents — end of period	$50,506	$55,440
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$2,194	$183
Income taxes paid in cash	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$1,225	$502
Accrued offering costs	$210	$—
Debt issue costs in accounts payable and accrued liabilities	$417	$118
Change in unrealized (loss) gain on marketable securities	$(12)	$(69)
Foreign currency translation adjustment related to unconsolidated joint venture	$1,094	$—
Common stock issued in lieu of cash bonus	$—	$121
Common stock issued in connection with use and operation of the Clinton Facility	$—	$2,655
Conversion of Senior Convertible Notes to common stock	$2,461	$—
Early conversion payment on Senior Convertible Notes settled in common stock	$217	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a growing range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts. The Company’s renewable products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants, and animal fats. The Company has the ability to tailor the composition of its oils and other bioproducts to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the oil-producing characteristics of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant-based sugars to the Company’s proprietary oil-producing microalgae in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.” The Company’s technology platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, including sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the future. Beyond triglyceride oils and other bioproducts, the Company’s technology platform allows it to also produce and sell specialty algal meal products for a range of product applications that utilize the protein, fiber and other compounds found in the cell wall and algal body of the microalgae. In January 2014, the Company commenced commercial operations at both Archer Daniels Midland Company's Clinton, Iowa facility, and the downstream companion facility operated by American Natural Processors, Inc. in Galva, Iowa ("Clinton/Galva Facilities").
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), the operations of which began in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria Facility assets and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.
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

On April 2, 2012, the Company entered into a joint venture agreement with Bunge Global Innovation, LLC (together with its affiliates, “Bunge”). The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and therefore accounts for this joint venture under the equity method of accounting (see Note 8).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for other interim periods or future years.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2014. The December 31, 2013 unaudited interim condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.
Significant Accounting Policies – Except as described below, there have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Inventories - In the first quarter of 2014, inventories also included manufacturing and related third party contract costs associated with the production of the Company's intermediate/ingredient products that met applicable regulatory requirements. Prior to products' meeting any applicable regulatory requirements, the manufacturing and related production costs of products are charged to research and development expenses.
Product Revenue - Product revenue is recognized from the sale of the Company's branded consumer products, which currently includes its Algenist® and EverDeep® skin care lines, and from the sale of the Company's intermediate/ingredient products including its Tailored™ oil products and blended fuel sales, the latter of which is part of the Company's fuels marketing and development programs.
3. BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is computed by dividing the Company’s net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units and common stock warrants. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss	$(34,681)	$(26,525)
Denominator
Weighted-average number of common shares used in net loss per share calculation	69,214,669	61,572,119
Less: Weighted-average shares subject to repurchase	(1,789)	(29,610)
Denominator: basic and diluted	69,212,880	61,542,509
Net loss per share, basic and diluted	$(0.50)	$(0.43)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	11,142,893	10,637,489
Common stock subject to repurchase	584	24,151
Restricted stock units	2,218,578	955,310
Warrants to purchase common stock	1,250,000	1,500,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	9,590,598	15,140,500
Total	24,202,653	28,257,450
This table does not reflect the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock or cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”) under the Strategic Collaboration Agreement (the "Collaboration Agreement"). See Note 10.
4. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$34,328	$47	$(6)	$34,369
Asset-backed securities	17,761	15	(2)	17,774
Mortgage-backed securities	13,528	40	(27)	13,541
Government and agency securities	8,545	14	(9)	8,550
Commercial paper	4,596	1	—	4,597
Municipal bonds	3,816	2	(1)	3,817
Total	$82,574	$119	$(45)	$82,648

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$45,414	$75	$(7)	$45,482
Asset-backed securities	21,222	12	(8)	21,226
Mortgage-backed securities	15,110	33	(26)	15,117
Commercial paper	13,890	2	—	13,892
Government and agency securities	12,255	9	—	12,264
Municipal bonds	3,817	—	(4)	3,813
Certificates of deposit	750	—	—	750
Total	$112,458	$131	$(45)	$112,544

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$39,302	$39,347	$59,384	$59,448
Due in 1-2 years	12,579	12,591	21,628	21,641
Due in 2-3 years	10,615	10,610	10,063	10,060
Due in 3-4 years	1,526	1,531	—	—
Due in 4-9 years	6,095	6,118	7,587	7,610
Due in 9-20 years	1,534	1,549	1,629	1,639
Due in 20-33 years	10,923	10,902	12,167	12,146
	$82,574	$82,648	$112,458	$112,544
Marketable securities classified as available-for-sale are carried at fair value as of March 31, 2014 and December 31, 2013. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $19.9 million as of March 31, 2014. Gross unrealized losses on available-for-sale securities were $45,000 as of March 31, 2014, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $1.4 million and $9,000 as of March 31, 2014, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$3,720	$6,711	$—	$10,431
Marketable securities	1,800	80,848	—	82,648
Total	$5,520	$87,559	$—	$93,079
Financial Liabilities
Derivative liability	$—	$—	$3,680	$3,680
Warrant liability	—	—	—	—
Total	$—	$—	$3,680	$3,680

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$15,683	$5,869	$—	$21,552
Marketable securities	—	112,544	—	112,544
Total	$15,683	$118,413	$—	$134,096
Financial Liability
Derivative liability	$—	$—	$5,914	$5,914
Warrant liability	—	—	688	688
Total	$—	$—	$6,602	$6,602
The Company had no transactions measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three months ended March 31, 2014 and 2013, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Derivative Liability – In January 2013, the Company issued the Notes, which contain an early conversion payment feature whereby the Note holders have the option of converting their Notes into shares of the Company’s common stock prior to November 1, 2016. With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. This early conversion payment feature has been identified as an embedded derivative and is separated from the host contract, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative related to the early conversion payment feature of the Notes meets these criteria and, as such, must be valued separate and apart from the Notes and recorded at fair value at each reporting period. At each reporting period, the Company records this embedded derivative at fair value, which is included as a component of Convertible Debt on its condensed consolidated balance sheets. The fair value of the embedded derivative is trued up on a recurring basis as Note holders convert their Notes prior to November 1, 2016 and receive the early conversion payment.
The Company used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the Notes. Within the model, the assumption was made that the Notes will be converted early if the conversion value is greater than the holding value. The model requires the following inputs: (i) price of the Company’s common stock; (ii) conversion rate of 121.1240 shares of common stock per $1,000 in principal amount of Notes, subject to adjustment; (iii) conversion price of approximately $8.26 per share of common stock, subject to adjustment; (iv) maturity date; (v) risk-free interest rate; and (vi) estimated stock volatility.

The following table sets forth the Level 3 inputs to the Monte Carlo simulation model that were used to determine the fair value of the embedded derivative:

	March 31, 2014	December 31, 2013
Stock price	$11.61	$10.89
Conversion rate	121.1240	121.1240
Conversion price	$8.26	$8.26
Maturity date	November 1, 2016	November 1, 2016
Risk-free interest rate	1.25%	1.31%
Estimated stock volatility	50%	50%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the estimated fair value of the embedded derivative as of December 31, 2013 and March 31, 2014 (in thousands):

	March 31, 2014	December 31, 2013
Estimated fair value of the embedded derivative	$3,680	$5,914
The $2.2 million decrease in the estimated fair value of the embedded derivative between December 31, 2013 and March 31, 2014 represents an unrealized gain of $2.0 million that has been recorded as gain from change in fair value of derivative liability in the condensed consolidated statements of operations for the three months ended March 31, 2014, and fair value adjustments related to conversions made in the three months ended March 31, 2014 of $0.2 million.
Warrant Liability – The valuation of the warrant liability above is discussed in Note 8.
The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of March 31, 2014 (in thousands):

Fair value at December 31, 2013	$6,602
Change in fair value recorded as a gain from change in fair value of derivative liability	(2,046)
Adjustment to fair value of derivative liability related to early conversion of notes	(188)
Change in fair value recorded as a gain from change in fair value of warrant liability	(688)
Fair value at March 31, 2014	$3,680
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of March 31, 2014 and December 31, 2013 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $123.0 million and $117.7 million at March 31, 2014 and December 31, 2013, respectively, based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg as of March 31, 2014 and midmarket pricing convention (the midpoint price between bid and ask prices) quoted from Bloomberg as of December 31, 2013.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$1,005	$1,318
Work in process	6,657	6,191
Finished goods	3,250	2,327
Total inventories	$10,912	$9,836

7. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Plant equipment	$31,018	$25,918
Building and improvements	5,725	5,514
Lab equipment	7,439	6,445
Leasehold improvements	2,695	2,659
Computer equipment and software	3,954	3,387
Furniture and fixtures	657	603
Land	430	430
Automobiles	49	49
Construction in progress	—	6,378
Total	51,967	51,383
Less: accumulated depreciation and amortization	(12,821)	(11,294)
Property, plant and equipment—net	$39,146	$40,089
Construction in progress as of December 31, 2013 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.5 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.
8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture (“Solazyme Bunge JV”) to build, own and operate a commercial-scale renewable algal oils production facility (the “Plant”) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Plant commenced in the second quarter of 2012, and commissioning is underway. The Company is targeting production of first commercial product in the second quarter of 2014. The Plant, which will leverage the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Plant. To date, the Company and Bunge each contributed capital in the amount of $30.3 million, comprised of $8.1 million, $12.3 million and $10.0 million during the three months ended March 31, 2014 and during the years ended December 31, 2013 and 2012, respectively, to the Solazyme Bunge JV. The Company and Bunge each contributed capital in the amount of $10.0 million in April 2014. The Company’s capital contributions were recorded as an increase to investment in unconsolidated joint ventures and a corresponding decrease to cash and cash equivalents.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three months ended March 31, 2014 and 2013, the Company recognized $3.8 million and $1.0 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Bunge Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility ("first tranche"); (ii) 50% upon the commencement of construction of the Plant ("second tranche"); and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Plant reaches 1,000 MT ("third tranche"). The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Bunge Warrant expires in May 2021.
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
On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in-capital for the vested first tranche of the Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional-paid in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.7 million warrant liability associated with the unvested third tranche of the Bunge Warrant shares as of December 31, 2013. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions as of December 31, 2013: volatility of 50%, risk-free interest rate of 2.45%, exercise price of $13.50 and an expected life of 7.34 years. As of March 31, 2014, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche did not vest. The Company recorded a net unrealized gain related to the change in the fair value of the warrant liability of $0.7 million and $54,000 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, 750,000 of the Bunge Warrant shares had vested and the third tranche of the Bunge Warrant shares can no longer vest.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $108.4 million based on the exchange rate as of March 31, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of March 31, 2014, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three months ended March 31, 2014.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of March 31, 2014 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$7,256	$1,705	$28,191	$—	$70,801

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $15.6 million based on the exchange rate at March 31, 2014), the Company's corporate guarantee of $5.0 million (See Note 12) and non-cancelable purchase obligations of R$29.5 million (approximately $13.0 million based on the exchange rate at March 31, 2014).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, respectively, was as follows (in thousands):

	As of and for the Three Months Ended March 31, 2014	As of December 31, 2013 and for the Three Months Ended March 31, 2013
Current assets	$4,302	$9,872
Noncurrent assets	180,253	127,346
Total assets	$184,555	$137,218
Current liabilities	44,098	20,798
Noncurrent liabilities	102,678	90,933
JV's partners' capital, net	37,779	25,487
Total liabilities and partners' capital, net	$184,555	$137,218
Net sales	$—	$—
Net losses	$5,601	$1,435
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
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $3.4 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the Company had receivables of $7.3 million and $6.9 million, respectively, due from the Solazyme Bunge JV. At March 31, 2014 and December 31, 2013, the Company had unbilled revenues of $1.7 million and $1.1 million, respectively, related to the Solazyme Bunge JV.
9. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation and related liabilities	$5,443	$7,959
Accrued interest	900	2,166
Accrued professional fees	657	350
Accrued costs under the Collaboration Agreement	1,212	2,629
Other accrued liabilities	1,837	1,901
Total accrued liabilities	$10,049	$15,005
10. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES

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
In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever), which expanded its current research and development efforts. In September 2013, the Company and Unilever agreed to extend this joint development agreement through September 30, 2014 and entered into a supply agreement for at least 10,000 MT of the Company's algal oil.
Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project term is January 2010 through September 2014. The payments received are not refundable and are based on a contractual reimbursement of costs incurred.
During the three months ended March 31, 2014 and 2013, the Company recognized revenues of $0 and $7,000, respectively. The Company had no unbilled revenue and no deferred revenue balances related to this award as of March 31, 2014 and December 31, 2013.
Algenist® Distribution Partners—The Company entered into a distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the Sephora Americas stores (which currently includes locations in the United States and Canada). Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line. In March 2011, the Company entered into an agreement with QVC, Inc. (“QVC”) and launched the sale of its Algenist® product line through QVC’s multimedia platform.

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
In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 8).
ADM—In November 2012, the Company and ADM entered into the Collaboration Agreement, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. In January 2014, the Company began commercial scale production of its products at the Clinton Facility using the Company's proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company pays ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in Company common stock. In March 2013, the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of a portion of the Clinton Facility. Downstream processing of products produced at the Clinton Facility is being done at a facility in Galva, Iowa ("Galva Facility") operated by a wholly owned subsidiary of American Natural Processors, Inc. The initial target nameplate capacity of the Clinton Facility is expected to be 20,000 MT per year of algal triglyceride oil products. Solazyme has an option to expand the capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. The parties are also working together to develop markets for the products produced at the Clinton Facility.
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
During the three months ended March 31, 2014, the Company recorded rent expense related to the ADM Warrant of $0.2 million, equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the three months ended March 31, 2014: volatility of 59%, average risk-free interest rate of 1.60%, exercise price of $7.17, stock price range of $10.89 to $12.97 and range of expected remaining life of 4.9 to 5.0 years.. As of March 31, 2014, 41,666 of the ADM Warrant shares had vested.
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

11. DEBT
A summary of the Company’s debt as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013	Maturity Date
Secured and unsecured debt
Equipment note	$55	$70	January 2015
HSBC facility	10,369	10,369	May 2016
Total secured and unsecured debt	10,424	10,439
Convertible senior subordinated notes	79,179	81,779	February 2018
Total debt	89,603	92,218
Add:
Fair value of embedded derivative	3,680	5,914
Less:
Unamortized debt discount	(4,229)	(4,610)
Current portion of debt	(55)	(65)
Long-term portion of debt	$88,999	$93,457
Total interest costs incurred related to the Company’s total debt was $1.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Total interest costs capitalized during the three months ended March 31, 2014 and 2013 was $0.3 million and $0, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which has activities in progress necessary to commence its planned principal operations. The Company was in compliance with all debt covenants as of March 31, 2014 and December 31, 2013.
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
Peoria Facility Note—In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 MT) located in Peoria, Illinois for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal was paid in two lump sum payments in March 2012 and February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount was recognized as interest expense over the loan term utilizing the effective interest method.
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. As of March 31, 2014, $10.4 million was outstanding under the HSBC facility. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, approximately $9.0 million of the HSBC facility remained available as of March 31, 2014.
The HSBC facility is unsecured unless (i) the Company takes action that could cause or permit obligations under the HSBC facility not to constitute Senior Debt (as defined in the indenture), (ii) the Company breaches financial covenants that require the Company and its subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus 110% of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the facility or bankruptcy or insolvency events relating to the Company.
Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the HSBC facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.7% as of March 31, 2014. The original maturity date of the facility was March 26, 2015, which was extended to May 31, 2016 effective in March 2014. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.
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
The net proceeds from the Note offering were approximately $119.2 million, after deducting discounts to the initial purchaser of $5.3 million and debt issue costs of $0.5 million. Debt discounts incurred with the issuance of the Notes were recorded on the condensed consolidated balance sheets as a reduction to the associated Note balance. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Note using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method. The Company is currently using the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.
The Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of the Company’s common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock). With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. As of March 31, 2014, $45.8 million of the Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. The Company settled the early conversion payments in shares of the Company’s common stock. The Company issued 333,511 shares of its common stock upon early conversions of the Notes during the three months ended March 31, 2014.
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
12. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements
The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent asset of $2.1 million and a deferred rent liability of $0.2 million as of March 31, 2014, and a deferred rent asset of $3.6 million and a deferred rent liability of $0.3 million as of December 31, 2013.
The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the lease will end in February 2015.
The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and the lease commenced on April 1, 2011 and expires on April 1, 2016. The rent is currently 35,300 Brazilian Real (approximately $15,600 based on the exchange rate at March 31, 2014) per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty.
The Company entered into several auto lease agreements during the years ended December 31, 2012 and 2013. These lease agreements contain early cancellation penalties ranging from 50% - 80% of their remaining lease values. The remaining value of the leases as of March 31, 2014 was 0.9 million Brazilian Real (approximately $0.4 million based on the exchange rate at March 31, 2014).
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
Downstream processing of products produced at the Clinton Facility is performed at the Galva Facility. The Company entered into a Manufacturing Services and Facility Licensing Agreement (“Manufacturing and Facility Agreement”) in June 2013 with a wholly owned subsidiary of American Natural Processors, Inc. for the use and operation of the Galva Facility, a portion of which may be paid in the Company’s common stock. As of March 31, 2014, no payments under the Manufacturing and Facility Agreement had been made in common stock. The cash payments under the Manufacturing and Facility Agreement are accounted for as an operating lease.

Rent expense was $2.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
Contractual Obligations—As of March 31, 2014 the Company had non-cancelable purchase obligations of $1.5 million.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $108.4 million based on the exchange rate as of March 31, 2014), which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of March 31, 2014 the bank guarantee was in place and the corporate guarantee was not. See also Note 8.
On December 17, 2013, the Solazyme Bunge JV entered into a Loan Facility Agreement with Bunge Alimentos S.A. (the “Loan Facility”). The Company agreed to guarantee repayment of 50% of the portion of the Loan Facility to be utilized for operational expenses, up to maximum aggregate advances of $5.0 million. As of March 31, 2014, a total of $10.0 million (of which the Company is the guarantor of $5.0 million) had been drawn down under the Loan Facility. Outstanding advances guaranteed by the Company were paid off in full by the Solazyme Bunge JV on April 8, 2014. At March 31, 2014, the Company had no outstanding obligation recorded related to this corporate guarantee because the fair value of the obligation was immaterial.
Other Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable. As of March 31, 2014, the Company was not involved in any material legal proceedings. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters individually and in the aggregate will be resolved in a manner that would have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
13. STOCK-BASED COMPENSATION
The Company’s stock-based compensation plans include the Second Amended and Restated Equity Incentive Plan (the “2004 EIP”), the 2011 Equity Incentive Plan (the “2011 EIP”) and the Employee Stock Purchase Plan (the “2011 ESPP”). On May 25, 2011, in conjunction with the Company’s initial public offering, the 2004 EIP terminated so that no further awards may be granted under the 2004 EIP. Although the 2004 EIP terminated, all outstanding awards will continue to be governed by their existing terms. The plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. The Board of Directors has delegated certain authority to the Compensation Committee with respect to administration of the plans. See Note 14 to the Company’s Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information related to these stock-based compensation plans.

The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$4,176	$3,255
RSUs/RSAs	2,342	690
PSUs	—	35
ESPP	91	25
Stock-based compensation expense	$6,609	$4,005
Research and development	$1,820	$1,089
Sales, general and administrative	4,789	2,916
Stock-based compensation expense	$6,609	$4,005
Common Stock Subject to Repurchase—The Company allows employees and non-employees to exercise options prior to vesting. The Company has the right, but not the obligation, to repurchase any unvested (but issued) common shares upon termination of employment or service at the original purchase price per share. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity on a ratable basis as the award vest. There were 0 and 2,942 shares of common stock subject to repurchase as of March 31, 2014 and December 31, 2013, respectively. The Company’s liability related to common stock subject to repurchase was $0 and $4,000 as of March 31, 2014 and December 31, 2013, respectively, and was recorded in other liabilities.
Common Stock Warrants—In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of March 31, 2014, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares can no longer vest. Refer to Note 8 and Note 10 for a description of the vesting terms and a discussion of the accounting for the warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 2019. As of March 31, 2014, 41,666 of the warrant shares had vested. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock or cash, at its election, of future annual fees for use and operation of the Clinton Facility. In November 2013, the Company issued 423,278 shares of its common stock to ADM upon the exercise by ADM of one of the series of warrants to receive a payment in cash, stock or combination thereof, for the use and operation of a portion of the Clinton Facility. See Note 10 and Note 12.
Performance-Based Restricted Stock Units—As of December 31, 2013, 100,000 shares of PSUs were unvested. During the three months ended March 31, 2014, 100,000 shares of unvested PSUs were canceled, and there were no shares of unvested PSUs as of March 31, 2014. No additional PSUs were granted during the three months ended March 31, 2014.
14. EMPLOYEE BENEFIT PLAN
In January 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 90% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. The Company has not contributed to, nor is it required to contribute to, the 401(k) plan since its inception.
15. SUBSEQUENT EVENTS
Convertible Senior Subordinated Notes
On April 1, 2014, the Company issued $149.5 million aggregate principal amount of 5.00% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”), which amount includes the exercise in full of the over-allotment option granted to the underwriters, in a public offering (the "Note Offering") pursuant to an effective shelf registration statement. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into the Company's common stock and may be settled early as described below. The 2019 Notes will mature on October 1, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Notes prior to maturity.

The net proceeds from the Note Offering were approximately $143.5 million, after deducting underwriter discounts and commissions and estimated offering expenses payable by the Company.
Holders may convert their 2019 Notes into shares of Common Stock at their option on any day to and including the scheduled trading day prior to the maturity date. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock.
The Company issued the 2019 Notes pursuant to an indenture dated as of April 1, 2014 (the “Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee. The Indenture provides for customary events of default, including cross acceleration to certain other indebtedness of the Company and its significant subsidiaries.
If the Company undergoes a fundamental change holders may require the Company to repurchase for cash all or part of their 2019 Notes at a purchase price equal to 100% of the principal amount of the 2019 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2019 Notes converted in connection with such fundamental changes by a specified number of shares of its common stock.
The 2019 Notes are the Company’s general unsecured obligations and will be subordinated in right of payment to Senior Debt. The 2019 Notes will be equal or senior in right of payment to any of the Company’s indebtedness other than Senior Debt. The 2019 Notes will effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and be structurally junior to all indebtedness and other liabilities of the Company’s subsidiaries, including trade payables.
Common Stock Offering
On April 1, 2104, the Company issued 5,750,000 shares of its common stock, par value $0.001 per share, at $11.00 per share (the "Common Stock Offering"). The net proceeds from the Common Stock Offering were approximately $59.3 million, after deducting underwriter discounts and commissions and estimated offering expenses payable by the Company.
The Company intends to use the net proceeds of the Note Offering and the Common Stock Offering to fund capital expenditures, working capital and for general corporate purposes.

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
We have the ability to tailor the composition of our oils and bioproducts to address specific customer requirements, offering superior performance characteristics and value, compared with conventionally sourced products. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value that results from tailoring compositions of oils that enable heightened performance. As such, we expect our products to generate attractive margins in our target markets. In the skin and personal care market, we are currently selling two consumer branded skin and personal care offerings, our Algenist® and EverDeep® lines, and we intend to develop additional consumer products. In the first quarter of 2014, we began manufacturing at high-volume commercial production scale, and we began selling oil-based intermediate and ingredient products. We expect to sell broadly to customers in the chemicals, oil field services, fuels and food markets. We expect our average margins on these intermediate and ingredient products will be lower than those of our branded skin and personal care products; however, the sales volumes for the intermediate and ingredient products will be higher as we expand our large scale production. We have entered into sales agreements and partnership agreements to advance commercialization efforts. In addition to development agreements to fund development work and new product application testing, we expect that our partners will enter into long-term purchase agreements with us. We are currently engaged in development activities with multiple partners.
The inherent flexibility of our technology platform and the broad usage of triglyceride oils and functional fluids across multiple industries allows us to approach a wide range of customers across a wide range of end markets. We have many oils in various stages of development that can address multiple end industrial markets.
We are also developing food oils targeted at the nutritional markets. Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities, stability, and shelf life while providing robust formulation and process flexibility. In addition, we have developed novel methods of preparing powdered forms of triglyceride oils. Our powdered ingredients are composed of whole algal cells, including the cell wall and the oils and other cellular products held within the whole algal cell.
Our process is compatible with commercial-scale and widely-available fermentation equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs. This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (120,000 liter) and commercial (approximately 500,000 liter and above) fermenter scale. The fermentation equipment used to achieve commercial scale at Archer-Daniels-Midland Company’s (ADM) Clinton Facility is comparable to the fermentation equipment at the Solazyme Bunge Renewable Oils facility in Brazil. Our existing manufacturing operations are as follows:

•
Our pilot plant in South San Francisco, California, with recovery operations capable of handling material from both 600 and 1,000 liter fermenters, enables us to produce samples of our algal oils for testing and optimization by our partners, as well as to test new process conditions at an intermediate scale.

•
In 2012, we announced successful commissioning of our first fully integrated bio-refinery (IBR) at our Peoria, Illinois facility, to produce algal oil. The IBR was partially funded with a federal grant that we received from the U.S. Department of Energy (DOE) in December 2009 to demonstrate integrated commercial-scale production of renewable algae-derived fuels. The Peoria Facility has a nameplate capacity of two million liters of oil annually and provides an important platform for continued work on feedstock flexibility and scaling of new algal oils into the marketplace. We have recently modified our Peoria Facility to produce food ingredients in conjunction with market development activity.

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

•
In November 2012, we executed a strategic collaboration agreement with ADM to produce algal triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). In January 2014, we began commercial scale production of our products at the Clinton Facility. See “Significant Partner Agreements.”

•
In January 2014, we commenced commercial operations at both the Clinton Facility and the downstream companion facility operated by American Natural Processors, Inc. (ANP). We, along with ADM and ANP have successfully manufactured four distinct products at the facilities, and products are being sold and distributed. Production at the ADM and ANP facilities is expected to ramp to nameplate capacity of 20,000 MT/year within twelve to eighteen months.

•
We utilize contract manufacturing to assist in the production of our Algenist® and EverDeep® products and we closely monitor and advise these contract manufacturers to help ensure that our products meet stringent quality standards. We also produce some ingredients for our skin and personal care products at our Peoria Facility.

Through fiscal year 2013, our revenues have been generated from research and development programs and commercial sale of our skin and personal care products, and starting in the first quarter of 2014, our product revenues expanded to include intermediate and ingredient products. Our research and development programs have been conducted primarily under key agreements with government agencies and strategic partners to fund development work and perform application testing. We focus our innovation efforts on creating a broad suite of algal products that meet defined market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs.
We have developed a portfolio of innovative and branded microalgae-based consumer products. Our first major ingredient was Alguronic Acid®, which was formulated into a full range of skin care products. Since its launch in March 2011, we have commercialized Algenist®, which is an anti-aging skin care line marketed to date primarily through Sephora S.A. and its affiliates (Sephora) and QVC. In April 2014, our Algenist® line launched at Nordstrom, our first high-end department store retail channel. We have also expanded our international distribution and are currently selling in over 1,300 retail stores in 17 countries including member countries of the EU, Mexico, Canada and China. In 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use Microalgae Oil as a replacement for the essential oils currently used in skin care products.
In November 2013, we launched our second skin care line, EverDeep®. EverDeep® uses a new proprietary ingredient, Algasome™ complex, and is sold online and via telephone driven by direct-to-consumer “infomercial” broadcasts. The skin care line utilizes a continuity program and auto-delivery options to strengthen the link with customers to drive repeat sales.
In the first quarter of 2014, we began selling our oil-based intermediate and ingredient products more broadly to customers in the oil field services markets with the launch of our Encapso™ lubricant, a biodegradable lubricant for drilling fluids and other algal oil products.
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
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (the Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Warrant vests based on a number of milestones connected with the construction and initial operation of the Solazyme Bunge JV Plant. As of March 31, 2014, the warrant was vested as to 75% of the shares underlying the Warrant and the remaining 25% of the shares underlying the Warrant can no longer vest. The Warrant expires in May 2021.
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable algal oil production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant, which will leverage our technology and Bunge’s sugarcane milling and natural oil processing capabilities, will produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian Development Bank. Commissioning is underway, and we are targeting production of first commercial product in the second quarter of 2014. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV).
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
ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. The Clinton Facility is producing algal triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock and currently has an initial target nameplate capacity of 20,000 MT per year of algal triglyceride oil products, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. We are also working together with ADM to develop markets for the products produced at the Clinton Facility. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities.

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
Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement altogether) which expanded our current research and development efforts. In September 2013, we and Unilever extended this joint development agreement through September 30, 2014 and entered into a commercial supply agreement for at least 10,000 MT of our algal oil.
Financial Operations Overview
Revenues
We are commercializing our products as intermediate/ingredient products or Solazyme Consumer Products. Intermediate/ingredient products encompass a portfolio of ingredient products targeted at customers in the chemicals, fuels and foods markets. Within Solazyme Consumer Products, we are currently selling consumer brands into the skin and personal care market with two branded skin and personal care offerings, our Algenist® and EverDeep® lines. Prior to commercialization of Algenist® in 2011, our revenues were primarily from collaborative research and government grants. Through the end of 2013, our product revenues were entirely from the sale of branded products into the skin and personal care market providing us with the highest gross margin within our target markets. In the first quarter of 2014, we began to sell intermediate and ingredient products more broadly into the chemicals, fuels and oil field services markets as we began to commercially produce and distribute products from our Clinton/Galva Facilities.

•	Research and Development Program Revenues
Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 41% and 40% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Revenues from commercial and strategic partner development agreements represented 100% and 95% of total R&D revenues for the three months ended March 31, 2014 and 2013, respectively. Revenues from government grants and agreements represented 0% and 5% of total R&D revenues for the three months ended March 31, 2014 and 2013, respectively.

•	Product Revenues
Product revenues consist of revenues from products sold commercially into each of our target markets.
We began our commercialization in the skin and personal care markets within Solazyme Consumer Products. Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK in 17 countries including the U.S., member countries of the EU, Mexico, Canada and China, as well as direct-to-consumer sales via the Internet. In November 2013, we launched our second algal skin care line, EverDeep®. In the first quarter of 2014, we launched our Encapso™ lubricant, a biodegradable lubricant for drilling fluids in the oil field services market, Tailored™ oil products to customers that use our oil-based intermediate products in the chemicals market, as well as fuel blend sales as part of our effort to build our fuels marketing and commercial development programs; preliminary program efforts include the sale and transfer of blended fuels to private (non-government) customers. We expect our product revenues to increase as the demand for our Algenist® and EverDeep® product lines grow and as we commercialize our portfolio of Tailored™ oil products targeted at customers in chemicals markets, our advanced biofuels in the fuel market, Encapso™ lubricant in oil field services market as well as our nutrition products in foods markets.
Product revenues represented 59% and 60% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.
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
Through the end of 2013, cost of product revenue consisted primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient, and microalgae oil used in our Algenist® product line. In the first quarter of 2014, cost of product revenue also included manufacturing and related third party contract costs associated with the production of our oil-based intermediate/ingredient products, such as Encapso™ lubricant, Tailored™ oils and fuels. Prior to our products' meeting any applicable regulatory requirements, all manufacturing and related production costs are recorded as research and development expenses. In the first quarter of 2014, our Encapso™ lubricant and one of our Tailored™ oils met applicable regulatory requirements, and we began capitalizing certain production costs to inventory. From time to time, certain inventory manufactured prior to regulatory approval may be expensed as research and development cost. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our Algenist® and EverDeep® product lines grow and as we commercialize our portfolio of oil-based intermediate/ingredient products targeted at customers in the chemicals, fuels, oil field services and foods markets.

•	Research and Development
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental and JV entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, costs associated with our strategic collaboration agreements as well as other third-party contract manufacturers, reimbursable equipment and costs associated with government contracts. In addition, research and development expenses include certain costs associated with contract manufacturers' facilities, feedstock and supplies, depreciation and amortization of property and equipment used in the development of our algal oil products as well as manufacturing processes as we scale up our manufacturing facilities to commercial scale production.
We expense our research and development costs as they are incurred. Our research and development programs are undertaken to advance our overall industrial biotechnology platform that enables us to produce high-value algal oils. Although our partners fund certain development activities, they benefit from advances in our technology platform as a whole, including costs funded by other development programs. Therefore, costs for such activities have not been separated as these costs have all been determined to be part of our total research and development related activity.
Our research and development efforts are directed at (1) identifying, isolating and further optimizing strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) tailoring the oil outputs to meet specific market needs; (3) product and process development projects aimed at reducing the cost of oil production; and (4) scale-up of commercial scale production at the Clinton/Galva Facilities as well as product and process development activities in our Peoria Facility. Our research and development projects also include activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. We expect to continue to use our Peoria Facility for joint development activities, to provide samples for market development as well as for commercial production for products such as our AlgaViaTM brand of whole algal powders and flours.

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
Interest Expense
Interest expense consists primarily of interest related to our debt. As of March 31, 2014 and December 31, 2013, our outstanding debt, net of debt discounts, was approximately $89.1 million and $93.5 million, respectively.
Gain (Loss) from Change in Fair Value of Warrant Liability
Gain (loss) from change in fair value of warrant liability consists primarily of the change in the fair value of a common stock warrant issued to Bunge Limited. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants is recorded as a gain or loss from the change in the fair value in our condensed consolidated statement of operations. The warrant liability is reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. As of March 31, 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche can no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liability
Gain (loss) from change in fair value of derivative liability consists of the change in the fair value of the embedded derivative related to the early conversion feature of the 6.00% Convertible Senior Subordinated Notes (the "2018 Notes") issued in January 2013.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2013 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, stock-based compensation and income taxes. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2013 Annual Report on Form 10-K, except as described below:
Inventories - In the first quarter of 2014, inventories also included manufacturing and related third party contract costs associated with the production of our intermediate/ingredient products that met applicable regulatory requirements. Prior to our products' meeting applicable regulatory requirements, the manufacturing and related production costs of such products are charged to research and development expenses.
Product Revenue - Product revenue is recognized from the sale of our branded consumer products, which currently includes our Algenist® and EverDeep® skin care lines, and from the sale of intermediate/ingredient products including our Tailored™ oil products and fuel blend sales, the latter of which is part of our effort to build fuels marketing and commercial development programs.
Results of Operations
Comparison of Three Months Ended March 31, 2014 and 2013
Revenues

	Three Months Ended March 31,
	2014	2013	$ Change
	(In thousands)
Revenues:
Research and development programs	$5,043	$2,680	$2,363
Net product revenue	7,348	4,000	3,348
Total revenues	$12,391	$6,680	$5,711
Our total revenues increased by $5.7 million in the first quarter of 2014 compared to the same period in 2013, due to $3.3 million of increased product sales and a $2.4 million increase in R&D program revenue in the first quarter of 2014 compared to the same period in 2013. The increase in net product revenue was due to new commercial sales into the chemicals, fuels and oil field services markets of $2.4 million and an increase of $1.0 million in Algenist® product sales primarily due to new product offerings and increased consumer demand. We began to sell more broadly into the chemicals, fuels and oil field services markets starting in the first quarter of 2014. These sales included our commercial launch of Encapso™ lubricant and Tailored™ oils as well as fuel blend sales as part of our effort to build fuels marketing and commercial development programs, which preliminarily includes the sale and transfer of blended fuels to private (non-government) customers.
We expect product revenues in the chemicals, fuels and oil field services markets to increase as a percentage of total net product revenues as we continue to expand our large-scale production.
R&D program revenues increased by $2.4 million, due primarily to an increase in revenues from development agreements with the Solazyme Bunge JV.
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
The inherent flexibility of our technology platform and the broad usage of trigylceride oils across multiple industries allows us to approach a wide range of customers across myriad end markets. We expect our product revenues to increase as we commercialize our intermediate/ingredient products encompassing a portfolio of product revenues to total revenues as we expand our manufacturing capacity and related oil product offerings in the chemical, fuels, oil field services and foods markets.

Cost of Product Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands)
Cost of revenue:
Product	$3,390	$1,454	$1,936
Gross profit:
Product	$3,958	$2,546	$1,412
Gross margin:
Product	53.9%	63.7%	(9.8)%
Beginning in the first quarter of 2014, cost of product revenue includes 2014 production costs associated with our Encapso™ lubricant and Tailored™ oil, as well as renewable fuels purchased in connection with our fuels marketing and commercial development programs, as we began to sell more broadly to customers in the oil field services, chemicals and fuels markets. Prior to meeting applicable regulatory requirements for these products in 2014, certain Encapso™ lubricant and Tailored™ oil manufacturing and related production costs were charged to research and development expenses. These inventories, manufactured and charged to research and development in 2013, were sold in the first quarter of 2014.
Cost of product revenue increased $1.9 million in the first quarter of 2014 compared to the same period in 2013 and gross margins were 54% in the first quarter of 2014 compared to 64% in the first quarter of 2013. The sales of Encapso® lubricant, Tailored™ oil and blended fuel sales resulted in higher cost of product revenues in the first quarter of 2014.
Gross margins decreased primarily due to the higher mix of lower gross margin intermediate and ingredient product sales of fuels, Encapso™ lubricant and Tailored™ oil sales offset by the higher gross margin on sales of Algenist® products. The gross margin related to Algenist® products was 70% in the first quarter of 2014 compared to 64% in the same period in 2013 due mainly to the change in product mix. The gross margin for fuels, Encapso™ lubricant and Tailored™ oil sales was 21% in the first quarter of 2014, impacted favorably by the sale of inventories that were expensed previously to research and development expense as they were produced during the scale-up of commercial scale production at the Clinton/Galva Facilities. The gross margins for our intermediate and ingredient products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to ramp up our production and sales of intermediate and ingredient products. We expect our overall gross margin to decline as our product mix shifts more to intermediate and ingredient product sales into the chemicals, fuels, food and oil field services markets.
We expect our cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue commercial production for the chemicals, fuels, oil field services and foods markets and as our production volume ramps up over 12-18 months after commencement of commercial production, while we work toward our target nameplate capacity of 20,000 MT/year. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products, but will ease and flatten as production volume increases to nameplate capacity.
Operating Expenses

	Three Months Ended March 31,
	2014	2013	$ Change
	(In thousands)
Operating expenses:
Research and development	$20,835	$13,720	$7,115
Sales, general and administrative	20,607	14,866	$5,741
Total operating expenses	$41,442	$28,586	$12,856
Research and Development Expenses
Our research and development expenses increased by $7.1 million in the first quarter of 2014 compared to the same period in 2013, due primarily to $4.9 million of costs related to development of new algal oils and scale up commercial production at the Clinton/Galva Facilities, as well as increased personnel-related and facilities-related costs of $1.8 million and $0.3 million, respectively.

Personnel and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.8 million in the first quarter of 2014 compared to $1.1 million in the same period in 2013.
We plan to continue to make investments in research and development for the foreseeable future as we continue (1) to identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) to tailor the oil outputs to meet specific market needs; (3) product and process development projects aimed at reducing the cost of oil production; and (4) to scale-up commercial production at the Clinton/Galva Facilities to commercial scale, as well as product development activities. We do not expect a significant increase in our research and development expenses in the near term as we scale up to commercial production.
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $5.7 million in the first quarter of 2014 compared to the same period in 2013, primarily due to increased personnel-related and facilities-related costs of $4.1 million and $0.3 million, respectively, and increased marketing and promotional costs of $1.0 million. Personnel-related and facilities-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $4.8 million in the first quarter of 2014 compared to $2.9 million in the same period in 2013. Marketing and promotional costs increased mainly due to Algenist® product launches during the first quarter of 2014. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the chemicals, fuels, oil field services and food markets domestically and in Brazil.
Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$235	$348	$(113)
Interest expense	(1,347)	(1,871)	(524)
Loss from equity method investment	(3,834)	(959)	2,875
Gain from change in fair value of warrant liability	688	54	634
Gain (loss) from change in fair value of derivative liability	2,018	(737)	(2,755)
Total other income (expense), net	$(2,240)	$(3,165)	$(925)
Interest expense
Interest expense decreased by $0.5 million in the first quarter of 2014 compared to the same period in 2013, due to $0.2 million of decreased interest expense resulting from early conversions of the 2018 Notes and $0.3 million of interest expense capitalized to our investment in the Solazyme Bunge JV. On April 1, 2014, we issued $149.5 million aggregate principal amount of 5.00% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”); therefore, we expect interest expense and amortization of debt discounts and debt issue costs to increase significantly.
Loss from Equity Method Investment
Loss from equity method investment increased by $2.9 million in the first quarter of 2014 compared to the same period in 2013, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV completes plant construction and commissioning and begins scale up of commercial-scale production in Brazil.
Gain from Change in Fair Value of Warrant Liability
There was a $0.7 million gain from the change in fair value of warrant liability in the first quarter of 2014 compared to a $54,000 gain from the change in fair value of warrant liability in the same period in 2013. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continues to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. As of March 31, 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche can no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liability
Gain from change in fair value of derivative liability of $2.0 million in the first quarter of 2014 was due primarily to the change in the fair value of the embedded derivative related to the early conversion feature of the 2018 Notes issued in January 2013 compared to a $0.7 million loss in the same period in 2013. At each reporting period, we remeasure this embedded derivative at fair value, which is included as a component of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair value of the embedded derivative related to the early conversion feature of the 2018 Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair value of the embedded derivative. We expect that the loss from the change in the fair value of the derivative liability will fluctuate with the change in our stock price and other certain inputs to the Monte Carlo simulation model and upon early conversion by 2018 Note holders.
Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$50,506	$54,977
Marketable securities	82,648	112,544
Cash, cash equivalents and marketable securities decreased by $34.4 million in the quarter ended 2014, primarily due to cash used in operating activities of $28.6 million, $8.1 million of capital contributed primarily to the Solazyme Bunge JV and $2.7 million of property and equipment purchases, partially offset by $5.6 million of proceeds received from common stock issuances pursuant to our equity plans.
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(28,640)	$(18,220)
Net cash provided by (used in) investing activities	18,592	(72,652)
Net cash provided by financing activities	5,535	115,515
Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of March 31, 2014, we had an accumulated deficit of $341.0 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability. To date, our sources for capital are as follows:
Strategic Partners and Government
In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated U.S.-based production capabilities at the Peoria Facility to make oil for algae-derived biofuel. Under the terms of the grant, we are responsible for funding an additional $8.4 million. We anticipate that the remaining objectives under the program will be completed as outlined in the program by the end of the second quarter of 2014.

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
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce oil products from sugar feedstock provided by Bunge. Through April 30, 2014, we contributed approximately $40.3 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $108.4 million based on the exchange rate as of March 31, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
In November 2012, we entered into a strategic collaboration agreement with ADM, whereby we have agreed to pay ADM annual fees for use and operation of a portion of its commercial scale facility in Clinton, Iowa, a portion of which may be paid in our common stock. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock or cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. In 2013, we made payments to ADM in both common stock and cash.
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
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture related to the 2018 Notes dated as of January 24, 2013 by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. As of March 31, 2014, $10.4 million was outstanding under the HSBC facility. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, $9.0 million of the HSBC facility remained available as of March 31, 2014, and we were in compliance with all the financial covenants under the loan.
Private and Public Offerings
In January 2013, we issued $125.0 million aggregate principal amount of 2018 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2018 Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The 2018 Notes are convertible into our common stock and will mature on February 1, 2018, unless earlier repurchased or converted. We may not redeem the 2018 Notes prior to maturity. The initial conversion price is approximately $8.26 per share of common stock and, under certain circumstances, the 2018 Note holders will be entitled to additional payments upon conversion. The 2018 Notes are convertible at the option of the holders at any time prior to February 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of 2018 Notes. In the event the 2018 Notes are converted prior to November 1, 2016 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of 2018 Notes surrendered for conversion that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), 2018 Note holders may require that we repurchase for cash all or part of their 2018 Notes at a purchase price equal to 100% of the principal amount of the 2018 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2018 Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. Certain 2018 Note holders elected to convert their 2018 Notes and, as of March 31, 2014, we had issued approximately 5.9 million shares of our common stock to settle both the 2018 Note conversions and early conversion payments. We had $79.2 million aggregate principal amount of 2018 Notes outstanding as of March 31, 2014.
On April 1, 2014, we issued $149.5 million aggregate principal amount of 5.00% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes”), in a public offering pursuant to an effective shelf registration statement (the "Note Offering"). The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into our common stock and will mature on October 1, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Notes prior to maturity. The initial conversion price of the 2019 Notes is approximately $13.20 per share of common stock) and, under certain circumstances, the 2019 Note holders will be entitled to additional payments upon conversion. The 2019 Notes are convertible at the option of the holders at any time prior to January 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 75.7576 shares of common stock per $1,000 principal amount of 2019 Notes. In the event the 2019 Notes are converted prior to January 1, 2018 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at our election, in cash, or subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), 2019 Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2019 Notes converted in connection with such fundamental changes by a specified number of shares of our common stock.
On April 1, 2014, the Company also issued 5,750,000 shares of its common stock, par value $0.001 per share, at $11.00 per share (the "Common Stock Offering") in a public offering pursuant to an effective shelf registration statement. The net proceeds from the Common Stock Offering were approximately $59.3 million, after deducting underwriter discounts and commissions and estimated offering expenses payable by the Company.
We believe that our current cash, cash equivalents, marketable securities, revenue from product sales and net proceeds from the issuance of the 2018 Notes and 2019 Notes will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.
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
Cash Flows from Operating Activities
Cash used in operating activities of $28.6 million in the quarter ended March 31, 2014 reflects a loss of $34.7 million, and a net change of $3.9 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $10.0 million. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our warrant liability and derivative liability, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liability to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments and depreciation to increase as construction and commissioning of the Solazyme Bunge JV Plant is completed, production of first commercial product at the Solazyme Bunge JV Plant begins and the Clinton/Galva Facilities are ramped up.

The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $1.1 million, increased inventories of $1.1 million, increased deferred revenues of $0.7 million, decreased accounts payable and accrued liabilities of $3.7 million and decreased other assets of $1.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to commercial sale launch of intermediate/ingredient products, such as Encapso™ lubricant, Tailored™ oils and fuels, research and development agreements entered into in 2013 and timing on collections of accounts receivables. Inventories increased mainly due to the launch of new commercial products in the first quarter of 2014. Deferred revenues increased due primarily to the timing of payments received under our R&D programs. The net decrease in accounts payable and accrued liabilities was due primarily to timing of annual employee bonus payment, increased scale-up activities at the Clinton Facility and timing of semi-annual interest payment on the Notes. Other assets decreased due to amortization of a deferred rent asset. We expect increased working capital requirements as we commercialize our portfolio of products in the chemical, fuels, oil field services and food markets.
Cash used in operating activities of $18.2 million in the quarter ended March 31, 2013 reflects a loss of $26.5 million, and a net change of $0.8 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $7.5 million. Non-cash charges primarily included $4.0 million of stock-based compensation, $0.7 million related to the revaluation of our derivative liability, $0.4 million of net amortization of premiums on marketable securities, $1.1 million of depreciation and amortization and $1.0 million loss on an equity method investment. The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $3.2 million, increased deferred revenues of $3.1 million and net increased accounts payable and accrued liabilities of $0.6 million, decreased prepaid expenses and other current assets of $0.5 million and decreased other current and long-term liabilities of $0.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in mid-2012 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under a research and development agreement with a strategic partner. The net increase to accounts payable and accrued liabilities was due to increased employee bonus accruals and interest payable under our Notes, partially offset by overall decreased research and development costs. Prepaid expenses and other current assets decreased primarily due to receipt of payment on a receivable balance from our investment in unconsolidated joint venture. Other current and long-term liabilities decreased due to prepayment of rent resulting in reclassification of deferred rent liability to prepaid rent.
Cash Flows from Investing Activities
In the three months ended March 31, 2014, cash provided by investing activities was $18.6 million, primarily as a result of $29.7 million of net marketable securities maturities, partially offset by $8.1 million of capital contributed to the Solazyme Bunge JV, $2.7 million of capital expenditures related primarily to equipment installed at the Clinton Facility and $0.3 million of interest capitalized related to the Solazyme Bunge JV.
In the three months ended March 31, 2013, cash used in investing activities was $72.7 million, primarily as a result of $66.0 million of net marketable securities purchases, $5.5 million of capital contributed to the Solazyme Bunge JV and $1.2 million of capital expenditures.
Cash Flows from Financing Activities
In the three months ended March 31, 2014, cash provided by financing activities was $5.5 million, primarily due to cash received from common stock issuances pursuant to our equity plans.
In the three months ended March 31, 2013, cash provided by financing activities was $115.5 million, primarily due to $119.3 million of proceeds received from the issuance of the 2018 Notes, net of debt discounts and debt issue costs, $10.4 million of loan proceeds received from HSBC and $0.8 million received from common stock issuances pursuant to our equity plans, partially offset by $14.9 million of principal debt payments.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commitments as of March 31, 2014 (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018 and beyond
Principal payments on long-term debt	$89,603	$49	$6	$10,369	$—	$79,179
Interest payments on long-term debt, fixed rate	19,631	2,595	5,040	4,870	4,751	2,375
Non-cancelable operating leases	9,615	2,991	6,624	—	—	—
Purchase obligations	1,514	734	360	360	60	—
Total	$120,363	$6,369	$12,030	$15,599	$4,811	$81,554
This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 35,300 Brazilian Real (approximately $15,600 based on the exchange rate at March 31, 2014) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) fees expected to be incurred related to the bank guarantee issued to BNDES in May 2013, (3) amounts due under the 2019 Notes issued on April 1, 2014 and (4) that portion of the expenses that we expect to incur, up to $0.4 million from January through September 2014, in connection with research activities under the DOE program for which we will not be reimbursed.
We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. Operating leases also include annual fees to use and operate a portion of the Clinton/ Galva Facilities, a portion of which may be paid in our common stock.
Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Note 8 and Note 12, respectively, in the accompanying notes to our unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2014. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2014, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of March 31, 2014. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period. As of March 31, 2014, the HSBC loan had a balance of $10.4 million. A 100 basis point increase or decrease in the underlying interest rate for this obligation would increase or decrease interest expense by approximately $0.1 million annually, assuming debt remains constant at March 31, 2014 levels. Our other outstanding debt as of March 31, 2014 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
Foreign Currency Risk
Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. We sell our Algenist® products in Europe and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and/or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and the Solazyme Bunge JV (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. The assets and liabilities of the Solazyme Bunge JV are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in the Solazyme Bunge JV and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on the Solazyme Bunge JV's financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors.
You should carefully consider the risks and uncertainties described below before investing in our publicly-traded securities. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks and uncertainties, you should also refer to the other information contained in this Report, including our condensed consolidated financial statements and related notes. The risks and uncertainties discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements.
Risks Related to Our Business and Industry
We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses and may never achieve or sustain profitability.
We are an early stage company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, which have been principally derived from sales of our nutrition and skin and personal care products. Although we expect a significant portion of our future revenues to come from commercial sales in the food ingredients, chemicals, fuels and oil field services markets, only a small portion of our revenues to date has been generated from market development activities in those markets.

We have incurred substantial net losses since our inception, including a net loss of $34.7 million during the three months ended March 31, 2014. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of March 31, 2014, we had an accumulated deficit of $341.0 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the build-out, ramp up and operation of our Peoria Facility, the construction and operation of the Solazyme Bunge JV production facility (described below), the retrofitting and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue in the short term.
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
Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost effective basis and in a timely manner;

•	technical or operational challenges with our manufacturing processes or with development of new products that we are not able to overcome;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to meet applicable regulatory requirements for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than (i) for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (“Solazyme Bunge Renewable Oils” or the “Solazyme Bunge JV”) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (“Bunge”), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and (ii) pursuant to our strategic collaboration with Archer-Daniels-Midland Company (“ADM”) (“Solazyme/ADM Collaboration”) at the ADM facility in Clinton, Iowa (“Clinton Facility”). As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility is being provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, chemicals, fuels, drilling lubricants and other products, and our business will suffer. We are currently in discussions with additional potential feedstock partners, but we cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
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
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV will produce microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and commissioning is underway. We expect production of first commercial product from the Solazyme Bunge JV production facility in the second quarter of 2014. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advances our work on Brazilian sugarcane feedstocks and extends through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited that vests upon the successful completion of milestones that target the completion of construction of the Solazyme Bunge JV facility with a nameplate capacity of 100,000 metric tons (“MT”) of output oil. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners.
In November 2012, we and ADM entered into a Strategic Collaboration Agreement (“Collaboration Agreement”), establishing the Solazyme/ADM Collaboration for the production of microalgae-based products at the Clinton Facility. The Clinton Facility will utilize our proprietary microbe-based catalysis technology. Feedstock for the facility will be provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. The initial target nameplate capacity of the facility is expected to be 20,000 MT per year of triglyceride oil, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the capacity to 40,000 MT per year, with the potential to further expand production to 100,000 MT per year. Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility has been performed at a finishing facility in Galva, Iowa (“Galva Facility”), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (“Clinton/Galva Facilities”). There can be no assurance that we will be able to meet our capacity target of 20,000 MT per year as the Clinton Facility is ramped up or that the capacity of the facility will be expanded. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.
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
We have committed, and intend to continue to commit, substantial resources, alone or with collaboration partners, to the development and analysis of new Tailored™ oils and other microalgae-based products by applying recombinant technology to our microalgae strains. There is no guarantee that we will be successful in creating new Tailored™ oil profiles, or other microalgae-based products, that we, our partners or their customers desire. There are significant technological hurdles in successfully applying recombinant technology to microalgae, and if we are unsuccessful at engineering microalgae strains that produce desirable Tailored™ oils and other microalgae-based products, the number and size of the markets we will be able to address will be limited, our expected profit margins could be reduced and the potential profitability of our business could be compromised.
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
Production of both current and future oils and other microalgae-based products will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We do not have experience constructing, ramping up or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, equipment failure or accidents, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to approximately 500,000 liters. However, we still need to demonstrate that we can reach our target cost structure, including the achievement of target yields and productivities at approximately 500,000 liter scale in Iowa and approximately 625,000 liter scale in Brazil. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.
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
To date, our products have been produced and processed in quantities sufficient for our development work and initial commercial sales. For example, we delivered more than 400,000 liters (373 MT) of microalgae-derived military marine diesel and jet fuel to the U.S. Navy in 2011. Even if there is demand for our products at a commercial scale, we or our partners may not be able to successfully increase the production capacity for any of our products in a timely or economic manner or at all. In addition, to the extent we are relying on contract manufacturers to produce and process our products, we cannot be sure that such contract manufacturers will have capacity available when we need their services, that they will be willing to dedicate a portion of their production and/or processing capacity to our products or that we will be able to reach acceptable price and other terms with them for the provision of their production and/or processing services. If we, our partners or our contract manufacturers are unable to increase the production capacity for a product when and as needed, the commercial launch of that product may be delayed, or there may be a shortage of supply, which could limit sales, cause us to lose customers and sales opportunities and impair the growth of our business.
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
The Solazyme Bunge JV is currently constructing a production facility adjacent to Bunge’s Moema sugarcane mill in Brazil, and commissioning is underway. We expect production of first commercial product from the Solazyme Bunge JV production facility in the second quarter of 2014. The production facility is expected to have a name plate capacity of 100,000 MT of oil per year. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving and term loan credit facility (the “HSBC facility”) with HSBC Bank, USA, National Association (“HSBC”) to support a bank guarantee of the BNDES loan. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV).
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
We will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. Some of our customers may ultimately require that we acquire access to multiple production facilities in order to diversify our manufacturing base. We expect production of first commercial product from the Solazyme Bunge JV production facility in the second quarter of 2014. We also expect to bring online additional facilities in the future. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products, as well as delays in deliveries of materials for the construction of such manufacturing facilities in more remote locations. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering problems, equipment damage, accidents, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. For example, if power and steam are not available to the Solazyme Bunge JV’s production facility on a consistent and reliable basis, the development and commercialization of the Solazyme Bunge JV’s products will be adversely affected, which would adversely affect our financial results and business prospects. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or other microalgae-based products we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.
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
In the chemicals and fuels markets, we have entered into a joint venture arrangement with Bunge that will focus on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a strategic collaboration with ADM for the manufacture of products to be sold primarily to the industrial and nutritionals markets in North America, and have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (“Sephora”), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
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
Our ability to generate value from the Solazyme Bunge JV will depend, among other things, on our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture agreements, Bunge has agreed to provide feedstock as well as utility services to the production facility. Bunge has announced that it is actively pursuing strategic alternatives for its Brazilian sugarcane business, which could involve the divestment, in whole or in part, of the assets of such business. While a new controlling entity would remain subject to the terms of the feedstock and utility supply agreements, that entity may be less willing to cooperate with us or the Solazyme Bunge JV, which may adversely affect the development and commercialization of the Solazyme Bunge JV’s products.
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
In 2010, we entered into a 50/50 joint venture with Roquette Frères, S.A. (“Roquette”). As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, LLC (“SRN”) through which both we and Roquette agreed to pursue certain opportunities in microalgae-based products for the food, nutraceuticals and animal feed markets. On June 21, 2013, we and Roquette agreed to dissolve SRN. On July 18, 2013, SRN was dissolved. As a result of the dissolution, the joint venture and operating agreement between us and Roquette, and the license agreement, whereby we licensed to SRN certain of our intellectual property, automatically terminated.

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
In the nutrition market, our food ingredients will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (“CPG”) companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected.

In the oil fields services market, our EncapsoTM lubricant will compete with incumbent drilling lubricants. Potential customers may be reluctant to adopt an algae-based product because of their unfamiliarity with our technology. Our EncapsoTM lubricant has been subjected only to a limited number of on-site trials, and certain customers may require further data and operating history prior to committing to purchase.
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
We expect that our customers will include large companies that sell skin and personal care products, food products and chemical products, as well as large users of oils for fuels and lubricants for oil field operations. Because we began commercializing our skin and personal care products in the last few years, have only recently begun to commercialize food ingredient products on our own, and are still in the process of developing our products for the food ingredients, oils, chemicals, fuels, drilling fluids and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.
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

•	inflation, changing interest rates and exchange controls;

•	tax burden and policies;

•	delays or failures in securing licenses, permits or other governmental approvals necessary to build and operate facilities and use our microalgae strains to produce products;

•	the imposition of limitations on products or processes and the production or sale of those products or processes;

•	uncertainties relating to foreign laws, including labor laws, regulations and restrictions, and legal proceedings;

•	foreign ownership rules and changes in regard thereto;

•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

•	successful compliance with U.S. and foreign laws that regulate the conduct of business abroad, including the Foreign Corrupt Practices Act;

•	insufficient investment in developing countries in public infrastructure, including transportation infrastructure, and disruption of transportation and logistics services; and

•	difficulties and costs of staffing and managing foreign operations.
These and other factors could have a material adverse impact on our results of operations and financial condition.
Our international operations may expose us to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.
We currently incur some costs and expenses in Euros and Brazilian Reals and expect in the future to incur additional expenses in these and other foreign currencies, and also derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the U.S. dollar in the future. We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. Future measures by foreign governments to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed value of their currencies, may trigger increases in inflation. We may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.
We may encounter difficulties managing our growth, and we will need to properly prioritize our efforts in four distinct target markets as our business grows. If we are unable to do so, our business, financial condition and results of operations may be adversely affected.
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
Our growth is taking place across four distinct target markets: chemicals and fuels, nutrition, oil field services and skin and personal care. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations continue to grow, the simultaneous management of development, production and commercialization across all four target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon a number of key members of our senior management, including manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at any time. The loss of the services of one or more of our key employees, or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.
We may not be able to meet applicable regulatory requirements for the sale of our microalgae-based products and the operation of production facilities, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories and facilities will be time-consuming and costly.
Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (“TSCA”), which regulates the commercial registration, distribution, and use of chemicals. TSCA will require us to comply with the Microbial Commercial Activity Notice (“MCAN”) process to manufacture and distribute products made from our recombinant microalgae strains. An MCAN is not required for non-recombinant strains. To date, we have filed MCANs for certain of our recombinant microalgae strains, some of which have been dropped from review, and expect to file additional MCANs in the future.
Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (“PMN”) must be filed with the EPA for a review period of up to 90 days excluding extensions. We have filed PMNs for certain of our products and expect to file additional PMNs in the future. Some of the products we produce or plan to produce are already eligible to be placed on the TSCA inventory. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA registry, resulting in delays or significant increases in testing requirements. A similar program exists in the European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of U.S. or European approval.
Our nutrition products are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), state and local agencies and similar agencies outside the United States. Food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. A GRAS Notice of Determination for algal oil was submitted to the FDA, and notification was received from the FDA in June 2012 that it had no further questions. A GRAS Notice of Determination for whole algal flour was submitted to the FDA, and notification was received from the FDA that it had no further questions. A panel of qualified experts in the field of food toxicology has determined that an additional algal oil, our second, is GRAS. This determination meets the FDA criteria of self-affirmed GRAS. If the FDA were to disagree with the conclusions in future GRAS Notices of Determination, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years.
The sale and/or use of diesel and jet fuels produced from our oils are subject to regulation by various government agencies, including the Environmental Protection Agency (“EPA”) and the California Air Resources Board in the United States. To date, we have registered only our SoladieselRD® fuel in the United States. We or our refining or commercialization partners or customers may be required to register our fuel in the United States, with the European Commission and elsewhere before selling our products.

The sale of ingredients for use in animal feed is regulated by agencies including the FDA Center for Veterinary Medicine (“CVM”). Regulatory requirements for suitability must be met by providing data from studies, which may cause delays and the incursion of additional costs.
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
We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to, these materials both in the U.S. and outside the U.S., including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.
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
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act (“EISA”) of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, in 2013, the U.S. Environmental Protection Agency proposed a reduction in the volume of total alternative fuel from the 2014 statutory target of 18.15 billion gallons to 15.21 billion gallons. Under this new proposed target, the advanced biofuel target would be reduced to 2.2 billion gallons from the 2014 statutory target of 3.75 billion gallons. The elimination of, or any additional reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research, development or commercial adoption of renewable fuels.
In addition, the U.S. Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biodiesel tax credit expired in December 2009 and its extension was not approved until March 2010. The most recent biodiesel tax credit expired in December 2013 and its extension has thus far not been approved. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our fuel products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business.
In addition, market uncertainty regarding future policies may also affect our ability to develop new renewable products, license our technologies to third parties and sell products to end customers. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations.
Conversely, government programs could increase investment and competition in the markets for our products. For example, various governments have announced a number of spending programs focused on the development of clean technology, including alternatives to petroleum-based fuels and the reduction of greenhouse gas (“GHG”) emissions, which could lead to increased funding for us or our competitors, or the rapid increase in the number of competitors within our markets.
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
We may face risks relating to the use of our targeted recombinant microalgae strains, and if we are not able to meet applicable regulatory requirements for the use of these strains or if we face material ethical, legal and social concerns about our use of targeted recombinant technology, our business could be adversely affected.
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
We expect to face competition in the oil field services market.

We expect that our EncapsoTM lubricant will compete with incumbent drilling lubricant products that are marketed by larger companies with significantly greater resources and experience. Such competitors compete vigorously on fluids performance and price. These companies have broad product and service offerings in addition to their drilling fluids. These larger companies may attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer. We may also compete with regional companies that compete on price, performance and local relationships. Our success in this target market will depend on our ability to effectively compete with these established companies, and we may not be able to do so effectively.
A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.
We believe that some of the present and projected demand for renewable fuels results from relatively recent increases in the cost of petroleum and certain plant oils. We anticipate that most of our oils, and in particular those used to produce fuels, will be marketed as alternatives to corresponding products based on petroleum and plant oils. If the price of any of these oils falls, we may be unable to produce algal oils or other products that are cost-effective alternatives to their petroleum or plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell our products, which could materially and adversely affect our operating results.
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
Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency or disaster recovery plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

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
The patent position of biotechnology and bio-industrial companies can be highly uncertain because obtaining and determining the scope of patent rights involves complex legal and factual questions. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. There is no uniform worldwide policy regarding patentable subject matter, the scope of claims allowable in biotechnology and bio-industrial patents, or the formal requirements to obtain such patents. Consequently, patents may not issue from our pending patent applications. Furthermore, in the process of seeking patent protection or even after a patent is granted, we could become subject to expensive and protracted proceedings, including patent interference, opposition, post-grant review and re-examination proceedings, which could invalidate or narrow the scope of our patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that we might obtain on our products and technology.
Changes either in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights. In the U.S., depending on the decisions and actions taken by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In foreign jurisdictions, depending on the decisions and actions taken by the foreign government, the judicial system of the jurisdiction, and its patent office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future.
The America Invents Act (“AIA”), which was signed into law on September 16, 2011, brought a number of changes to the U.S. patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the U.S. with most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the U.S. Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of U.S. patents. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.
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
Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including oils, chemicals, drilling fluids and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. There could also be existing invalid or unenforceable patents that could nevertheless be asserted against us and would require expenditure of resources to defend. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.
We may be exposed to future litigation based on claims that our products, manufacturing processes or manufacturing components infringe the intellectual property rights of others. There is inevitable uncertainty in any litigation, including patent litigation. Defending against claims of patent infringement is costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage of litigation, such litigation could burden us with substantial unanticipated costs. Some of our competitors are larger than we are and have substantially greater resources. These competitors are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the costs and uncertainty associated with patent litigation could have a material adverse effect on our ability to continue our internal research and development programs, in-license needed technology, or enter into strategic partnerships that would help us commercialize our technologies. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business.
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
Some of our proprietary technology was developed with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications. In addition, our rights in such inventions are subject to government license rights and foreign manufacturing restrictions. Any exercise by the government of such rights could harm our competitive position or impact our operating results.
In addition, some of our technology was funded by a grant from the State of California. Inventions funded by this grant may be subject to forfeiture if we do not seek to patent or practically apply them. Any such forfeiture could have a materially adverse effect on our business. For proprietary technology developed with funding from the State of California, certain confidential information may be disclosed to third parties by the State of California. Our rights in such inventions are subject to State of California license and march-in rights. Any exercise by the State of California of such rights could harm our competitive position or impact our operating results.
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

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing fuel, chemical, nutrition, drilling fluids or skin and personal care regulations and policies;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. As of March 31, 2014, approximately $79.2 million aggregate principal amount of the 2018 Notes was outstanding. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.
In addition, we may have to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, although the Solazyme Bunge JV entered a loan agreement with BNDES for project financing funding to support the joint venture’s production facility in Brazil, including a portion of the construction costs of the facility, and has drawn on the funds, if we are unable to finalize the corporate guarantee documentation on acceptable terms, the Solazyme Bunge JV will be unable to draw down amounts under the loan in excess of amounts supported by bank guarantees and may have to seek additional financing. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements from existing sources or seek additional financing. In addition, our working capital requirements and the working capital requirements of the Solazyme Bunge JV are likely to increase as we and the Solazyme Bunge JV increase and begin production, respectively, due to an increase in inventory and the manufacture of out-of-specification product during the ramp-up of commercial production. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness.
As of March 31, 2014, our total consolidated indebtedness was $89.1 million. Of our $89.1 million of indebtedness, $55,000 is currently secured, and $10.4 million would be secured if we breach certain financial covenants. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2018 Notes and the 2019 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the 2018 Notes and 2019 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the 2018 Notes and the 2019 Notes that could have the effect of diminishing our ability to make payments on the notes when due. Our existing HSBC facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
If appropriate opportunities become available, we may seek to acquire additional businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity or equity-linked securities such as the 2018 Notes or 2019 Notes, which would dilute our stockholders, incur substantial debt to fund the acquisitions, or assume significant liabilities.
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
If we elect to raise additional funds through equity offerings or offerings of equity-linked securities, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the HSBC facility contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.
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
Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies, particularly small technology companies, can be very low. Limited trading volume of our stock may contribute to its volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the risk factors described in this report.
These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The market price of our common stock could also be affected by possible sales of our common stock by investors who view our convertible notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect involving our common stock.
The sale or issuance by us of substantial amounts of our common stock could adversely impact the trading price of our common stock.
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants and the conversion of 2018 Notes and 2019 Notes. See Note 3 in the accompanying notes to our unaudited condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Notes 11 and 15 in the accompanying notes for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. Further, under our Collaboration Agreement with ADM, we have the right to deliver our common stock for a portion of the annual amounts due under the agreement for use and operation of the Clinton Facility. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
Any future sale or issuance of common stock could adversely impact the trading price of our common stock.

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
As a public company, we incur significant additional legal, accounting and other expenses. For example, as a public company, we have adopted internal and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the NASDAQ-GS, create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts do not continue coverage of our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price of our common stock and its trading volume to decline.
We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We do not anticipate paying cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, which may never occur, would provide a return to stockholders. Our HSBC facility restricts our ability to pay cash dividends, and we may be subject to additional dividend restrictions under the terms of future indebtedness. Investors seeking cash dividends should not invest in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit
10.1	Separation and Release Agreement by and between Jean-Marc Rotsaert and Solazyme, Inc. dated as of January 6, 2014					X

10.2
1st Amendment to Credit Facility Agreement No. 12.2.1449.1 of February 14, 2013, Executed Between Banco Nacional de Desenvolvimento Economico e Social - BNDES and Solazyme Bunge Produtos Renovaveis Ltda., dated January 16, 2014
X

10.3	Second Amendment to Loan and Security Agreement by and between HSBC Bank USA, National Association and Solazyme, Inc., dated March 31, 2014					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: May 7, 2014