Form 10-Q
period 2014-06-30
SOLAZYME INC
filed 2014-08-01
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at July 25, 2014
Common Stock, $0.001 par value per share	78,698,216 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$80,364	$54,977
Marketable securities	204,802	112,544
Accounts receivable, net	14,418	10,452
Unbilled revenues	3,607	1,101
Inventories	14,810	9,836
Prepaid expenses and other current assets	2,775	2,907
Total current assets	320,776	191,817
Property, plant and equipment, net	38,715	40,089
Investment in unconsolidated joint venture	42,641	22,532
Other assets	1,640	4,267
Total assets	$403,772	$258,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,190	$7,949
Accrued liabilities	16,670	15,005
Current portion of long-term debt	38	65
Deferred revenue	2,578	2,275
Total current liabilities	30,476	25,294
Deferred revenue	600	—
Warrant liability	—	688
Long-term debt	—	10,374
Convertible debt, inclusive of derivative liabilities of $7,866 and $5,914 at June 30, 2014 and December 31, 2013, respectively; and net of unamortized debt discounts of $12,257 and $4,610 at June 30, 2014 and December 31, 2013, respectively.	206,741	83,083
Other liabilities	218	318
Total liabilities	238,035	119,757
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 78,640,286 and 68,744,534 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	79	69
Additional paid-in capital	551,210	448,990
Accumulated other comprehensive loss	(1,637)	(3,794)
Accumulated deficit	(383,915)	(306,317)
Total stockholders’ equity	165,737	138,948
Total liabilities and stockholders’ equity	$403,772	$258,705
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Research and development programs	$6,917	$6,260	$11,960	$8,940
Product revenues	9,022	4,915	16,370	8,915
Total revenues	15,939	11,175	28,330	17,855
Costs and operating expenses:
Cost of product revenues	4,470	1,496	7,860	2,950
Research and development	22,064	14,915	42,899	28,635
Sales, general and administrative	21,637	15,436	42,244	30,302
Total costs and operating expenses	48,171	31,847	93,003	61,887
Loss from operations	(32,232)	(20,672)	(64,673)	(44,032)
Other income (expense):
Interest and other income, net	393	371	628	719
Interest expense	(5,055)	(1,810)	(6,402)	(3,681)
Loss from equity method investments	(4,278)	(2,222)	(8,112)	(3,181)
(Loss) gain from change in fair value of warrant liability	—	(679)	688	(625)
(Loss) gain from change in fair value of derivative liabilities	(1,745)	(813)	273	(1,550)
Total other income (expense)	(10,685)	(5,153)	(12,925)	(8,318)
Net loss	$(42,917)	$(25,825)	$(77,598)	$(52,350)
Net loss per share, basic and diluted	(0.56)	(0.42)	(1.07)	(0.85)
Weighted average number of common shares used in loss per share computation, basic and diluted	75,963,290	61,957,939	72,606,733	61,751,371
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(42,917)	$(25,825)	$(77,598)	$(52,350)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(40)	(264)	(52)	(333)
Foreign currency translation adjustment	956	(430)	2,210	(417)
Other comprehensive income (loss)	916	(694)	2,158	(750)
Total comprehensive loss	$(42,001)	$(26,519)	$(75,440)	$(53,100)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(77,598)	$(52,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,104	2,338
Gain on available for sale securities	(7)	—
Net amortization of premiums on marketable securities	688	906
Amortization of debt discount	840	626
Amortization of loan fees	146	120
Warrant expense related to vesting of ADM Warrant	342	—
Debt conversion expense	1,766	—
Stock-based compensation expense	12,405	9,221
Loss from equity method investments	8,500	3,181
Revaluation of warrant liability	(688)	625
Revaluation of derivative liabilities	(273)	1,550
Changes in operating assets and liabilities:
Accounts receivable	(3,938)	(6,853)
Unbilled revenue	(2,505)	1,842
Inventories	(4,973)	(1,129)
Prepaid expenses and other current assets	159	928
Other assets	2,937	—
Accounts payable	6,141	(2,697)
Accrued liabilities	1,608	2,120
Deferred revenue	902	2,810
Other current and long-term liabilities	(95)	(504)
Net cash used in operating activities	(50,539)	(37,266)
Investing activities:
Purchases of property, plant and equipment	(4,531)	(2,503)
Purchases of marketable securities	(152,836)	(107,628)
Maturities of marketable securities	53,834	51,249
Proceeds from sales of marketable securities	6,148	10,964
Capital contributions in unconsolidated joint venture	(26,050)	(7,431)
Capitalized interest related to unconsolidated joint venture	(620)	(236)
Net cash used in investing activities	(124,055)	(55,585)
Financing activities:
Repayments under loan agreements	(10,401)	(14,887)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	143,894	119,750
Proceeds from the issuance of common stock	6,989	1,906
Proceeds from issuance of common stock, pursuant to ESPP	709	516
Proceeds from issuance of common stock in a public offering, net of underwriting discounts and commission	59,259	—
Early exercise of stock options subject to repurchase	(4)	(17)
Proceeds from borrowings under loan agreements	—	10,369
Payment for loan costs and fees	(448)	(550)
Cash settlement of vested restricted stock units	(68)	—
Net cash provided by financing activities	199,930	117,087
Effect of exchange rate changes on cash and cash equivalents	51	(108)
Net increase of cash and cash equivalents	25,387	24,128
Cash and cash equivalents — beginning of period	54,977	30,818
Cash and cash equivalents — end of period	$80,364	$54,946
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$1,996	$—
Income taxes paid in cash	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$515	$1,911
Debt issue costs in accounts payable and accrued liabilities	$—	$382
Change in unrealized (loss) gain on marketable securities	$(52)	$(333)
Foreign currency translation adjustment related to unconsolidated joint venture	$1,940	$—
Common stock issued in lieu of cash bonus	$—	$121
Common stock issued in connection with use and operation of the Clinton Facility	$—	$2,655
Conversion of Senior Convertible Notes to common stock	$2,461	$—
Early conversion payment on Senior Convertible Notes settled in common stock	$217	$—
Conversion of Senior Convertible Notes pursuant to inducement settled in common stock	$18,125	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a growing range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts. The Company’s renewable products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants, and animal fats. The Company has the ability to tailor the composition of its oils and other bioproducts to address specific customer requirements, offering superior performance characteristics and value. The Company has pioneered an industrial biotechnology platform that harnesses the oil-producing characteristics of microalgae. The Company uses standard industrial fermentation equipment to efficiently scale and accelerate microalgae’s natural oil production time to a few days. By feeding plant-based sugars to the Company’s proprietary oil-producing microalgae in dark fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.” The Company’s technology platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars, including sugarcane-based sucrose, corn-based dextrose, and sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the future. Beyond triglyceride oils and other bioproducts, the Company’s technology platform allows it to also produce and sell specialty algal meal products for a range of product applications that utilize the protein, fiber and other compounds found in the cell wall and algal body of the microalgae. In January 2014, the Company commenced commercial operations at both Archer Daniels Midland Company's Clinton, Iowa facility, and the downstream companion facility operated by American Natural Processors, Inc. in Galva, Iowa ("Clinton/Galva Facilities"). In May 2014, the Company's joint venture with Bunge Global Innovation, LLC (together with its affiliates, "Bunge") produced its first commercially saleable products at the Solazyme Bunge Renewable Oils plant in Brazil ("Solazyme Bunge JV Plant").
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
On April 2, 2012, the Company entered into a joint venture agreement ("Joint Venture Agreement") with Bunge. The Company’s joint venture with Bunge (“Solazyme Bunge JV”) is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and therefore accounts for this joint venture under the equity method of accounting (see Note 8).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for other interim periods or future years.
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
Inventories - Beginning in 2014, inventories also include manufacturing and related third party contract costs associated with the production of the Company's intermediate/ingredient products that met applicable regulatory requirements. Prior to products' meeting any applicable regulatory requirements, and during scale-up of the manufacturing process to nameplate capacity, a portion of the manufacturing and related production costs are charged to research and development expenses.
Product Revenue - Product revenue is recognized from the sale of the Company's branded consumer products, which currently includes its Algenist® and EverDeep® skin care lines, and from the sale of the Company's intermediate/ingredient products including its Tailored™ oil products and blended fuel sales, the latter of which is part of the Company's fuels marketing and development programs.
Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net loss	$(42,917)	$(25,825)	$(77,598)	$(52,350)
Denominator
Weighted-average number of common shares used in net loss per share calculation	75,963,579	61,977,112	72,607,768	61,775,734
Less: Weighted-average shares subject to repurchase	(289)	(19,173)	(1,035)	(24,363)
Denominator: basic and diluted	75,963,290	61,957,939	72,606,733	61,751,371
Net loss per share, basic and diluted	$(0.56)	$(0.42)	$(1.07)	$(0.85)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive:

	Six Months Ended June 30,
	2014	2013
Options to purchase common stock	11,259,064	10,235,862
Common stock subject to repurchase	—	14,303
Restricted stock units	2,406,795	1,900,299
Warrants to purchase common stock	1,250,000	1,500,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	15,140,500
Total	33,706,855	28,790,964
This table does not reflect (1) the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock or cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”) under the Strategic Collaboration Agreement (the "Collaboration Agreement") (Note 10) and (2) early conversion payment features of the Notes (see Notes 5 and 11) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.
4. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$75,986	$59	$(49)	$75,996
Asset-backed securities	60,026	39	(12)	60,053
Commercial paper	32,533	6	—	32,539
Mortgage-backed securities	22,115	43	(38)	22,120
Government and agency securities	11,397	10	(22)	11,385
Municipal bonds	2,711	1	(3)	2,709
Total	$204,768	$158	$(124)	$204,802

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$45,414	$75	$(7)	$45,482
Asset-backed securities	21,222	12	(8)	21,226
Mortgage-backed securities	15,110	33	(26)	15,117
Commercial paper	13,890	2	—	13,892
Government and agency securities	12,255	9	—	12,264
Municipal bonds	3,817	—	(4)	3,813
Certificates of deposit	750	—	—	750
Total	$112,458	$131	$(45)	$112,544
The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$67,728	$67,757	$59,384	$59,448
Due in 1-2 years	43,463	43,459	21,628	21,641
Due in 2-3 years	50,724	50,713	10,063	10,060
Due in 3-4 years	12,629	12,642	—	—
Due in 4-9 years	13,083	13,104	7,587	7,610
Due in 9-20 years	1,449	1,464	1,629	1,639
Due in 20-33 years	15,692	15,663	12,167	12,146
	$204,768	$204,802	$112,458	$112,544
Marketable securities classified as available-for-sale are carried at fair value as of June 30, 2014 and December 31, 2013. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $73.1 million as of June 30, 2014. Gross unrealized losses on available-for-sale securities were $124,000 as of June 30, 2014, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $4.6 million and $18,000 as of June 30, 2014, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$28,237	$19,814	$—	$48,051
Marketable securities	1,804	202,998	—	204,802
Total	$30,041	$222,812	$—	$252,853
Financial Liabilities
Derivative liabilities	$—	$—	$7,866	$7,866

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$15,683	$5,869	$—	$21,552
Marketable securities	—	112,544	—	112,544
Total	$15,683	$118,413	$—	$134,096
Financial Liability
Derivative liability	$—	$—	$5,914	$5,914
Warrant liability	—	—	688	688
Total	$—	$—	$6,602	$6,602
The Company had no transactions measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and six months ended June 30, 2014 and 2013, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Derivative Liabilities – In January 2013, the Company issued 6.00% Convertible Senior Subordinated Notes due 2018 (the "2018 Notes") and, in April 2014, the Company issued 5.00% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes” collectively with the 2018 Notes, the "Notes"). Each of the 2018 Notes and the 2019 Notes contain an early conversion payment feature pursuant to which a holder may convert its Notes into shares of the Company's common stock. With respect to any conversion of 2018 Notes prior to November 1, 2016 or any conversion of 2019 Notes prior to January 1, 2018 (other than conversions in connection with certain fundamental changes), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock. These early conversion payment features have been identified as embedded derivatives and are separated from the host contracts, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives related to the early conversion payment features of the Notes meet these criteria and, as such, must be valued separate and apart from the Notes and recorded at their fair values at each reporting period. At each reporting period, the Company records these embedded derivatives at their fair values, which are included as a component of Convertible Debt on its condensed consolidated balance sheets. The fair values of the embedded derivatives are trued up on a recurring basis as Note holders early convert their Notes and receive the early conversion payment.
The Company used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Historically, using the Monte Carlo model, the value of the embedded derivative was based on the assumption that the Notes will be converted early if the conversion value is greater than the holding value. Beginning in the second quarter of 2014, using the Monte Carlo model, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Notes including the embedded derivatives, is defined as the “with”, and the value of the Notes excluding the embedded derivatives, is defined as the “without.” This method estimates the value of the embedded derivatives by observing the difference between the value of the Notes with the embedded derivatives and the value of the Notes without the embedded derivatives. The Company believes the "with-and-without method" results in a measurement that is more representative of the fair value of the embedded derivatives.
The model requires the following inputs: (i) price of the Company’s common stock; (ii) conversion rate of shares of common stock per $1,000 in principal amount of Notes, subject to adjustment; (iii) conversion price per share of common stock, subject to adjustment; (iv) maturity date of the Notes and early payment feature; (v) estimated credit spread (historically the risk-free interest rate); and (vi) estimated stock volatility.
The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	June 30, 2014	April 1, 2014	December 31, 2013
	Notes	2019 Notes	2018 Notes
Stock price	$11.78	$11.79	$10.89
Risk-free interest rate	N/A	N/A	1.31%
Estimated credit spread	800 basis points	960 basis points	N/A
Estimated stock volatility	53%	53%	50%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair values of the embedded derivatives. The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	June 30, 2014	April 1, 2014	December 31, 2013
2018 Notes	$4,268	N/A	$5,914
2019 Notes	$3,598	$3,903	N/A
The $1.6 million net decrease in the estimated fair value of the embedded derivative for the 2018 Notes between December 31, 2013 and June 30, 2014 represents an unrealized gain of $0.6 million that has been recorded as gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the six months ended June 30, 2014, and fair value adjustments related to conversions made in the six months ended June 30, 2014 of $1.0 million. The $0.3 million decrease in the estimated fair value of the embedded derivative for the 2019 Notes between the issuance date of April 1, 2014 and June 30, 2014 represents an unrealized gain that has been recorded as a gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.
Warrant Liability – The valuation of the warrant liability above is discussed in Note 8.

The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of June 30, 2014 (in thousands):

Fair value at December 31, 2013	$6,602
Fair value of derivative liability for 2019 Notes recorded on measurement date	3,903
Change in fair value of derivative liabilities of the Notes recorded as a gain	(948)
Adjustment to fair value of derivative liability related to early conversion of the 2018 Notes	(1,003)
Change in fair value of warrant liability recorded as a gain	(688)
Fair value at June 30, 2014	$7,866
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of June 30, 2014 and December 31, 2013 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $255.4 million at June 30, 2014 based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg, and the fair value of the 2018 Notes to be $117.7 million at December 31, 2013 using a midmarket pricing convention (the midpoint price between bid and ask prices) quoted from Bloomberg.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$1,410	$1,318
Work in process	7,894	6,191
Finished goods	5,506	2,327
Total inventories	$14,810	$9,836
7. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Plant equipment	$29,318	$25,918
Building and improvements	5,791	5,514
Lab equipment	7,373	6,445
Leasehold improvements	2,718	2,659
Computer equipment and software	4,039	3,387
Furniture and fixtures	662	603
Land	430	430
Automobiles	171	49
Construction in progress	2,673	6,378
Total	53,175	51,383
Less: accumulated depreciation and amortization	(14,460)	(11,294)
Property, plant and equipment—net	$38,715	$40,089
Construction in progress as of June 30, 2014 and December 31, 2013 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2014, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012. In May 2014, the Solazyme Bunge JV Plant produced its first commercially saleable products on full -scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity over the next 12-18 months. The Solazyme Bunge JV Plant leverages the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Solazyme Bunge JV Plant. The Company and Bunge each contributed capital in the amount of $48.3 million through June 30, 2014, comprised of $26.0 million, $12.3 million and $10.0 million during the six months ended June 30, 2014 and during the years ended December 31, 2013 and 2012, respectively, to the Solazyme Bunge JV. The Company and Bunge each contributed capital in the amount of $4.5 million in July 2014. The Company’s capital contributions were recorded as an increase to investment in unconsolidated joint venture and a corresponding decrease to cash and cash equivalents.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the Solazyme Bunge JV Plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three and six months ended June 30, 2014 the Company recognized $4.3 million and $8.1 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV. During the three and six months ended June 30, 2013 the Company recognized $0.8 million and $1.8 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge Limited a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Bunge Warrant vests (i) 25% on the date that Solazyme and Bunge enter into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility ("first tranche"); (ii) 50% upon the commencement of construction of the Solazyme Bunge JV Plant ("second tranche"); and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Solazyme Bunge JV Plant reaches 1,000 MT ("third tranche"). The number of warrant shares issuable is subject to adjustment for failure to achieve the performance milestones on a timely basis, as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Bunge Warrant expires in May 2021.
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
On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in capital for the vested first tranche of the Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional paid-in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.7 million warrant liability associated with the unvested third tranche of the Bunge Warrant shares as of December 31, 2013. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions as of December 31, 2013: volatility of 50%, risk-free interest rate of 2.45%, exercise price of $13.50 and an expected life of 7.34 years. As of June 30, 2014, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche could no longer vest. The Company recorded a net unrealized gain related to the change in the fair value of the warrant liability of $0 and $0.7 million during the three and six months ended June 30, 2014, respectively, and a net unrealized loss of $0.7 million and $0.6 million during the three and six months ended June 30, 2013, respectively. As of June 30, 2014, 750,000 of the Bunge Warrant shares had vested.
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
In November 2012, the Company entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 MT under construction in Brazil to 300,000 MT by 2016 at select Bunge owned and operated processing facilities worldwide. In addition, the Company and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. The Company and Bunge intend to work together through joint market development to bring new, healthy and nutritious edible oils to the Brazilian market.
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $111.4 million based on the exchange rate as of June 30, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of June 30, 2014, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and six months ended June 30, 2014.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of June 30, 2014 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$9,290	$3,607	$42,641	$—	$76,493

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $16.0 million based on the exchange rate at June 30, 2014) and non-cancelable purchase obligations of R$10.9 million (approximately $5.0 million based on the exchange rate at June 30, 2014).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.

Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, respectively, was as follows (in thousands):

	June 30, 2014	December 31, 2013
Current assets	$2,898	$9,872
Noncurrent assets	209,758	127,346
Total assets	$212,656	$137,218
Current liabilities	40,727	20,798
Noncurrent liabilities	103,691	90,933
JV's partners' capital, net	68,238	25,487
Total liabilities and partners' capital, net	$212,656	$137,218

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$—	$—	$—	$—
Net losses	$7,229	$1,444	$12,830	$3,061
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
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $3.4 million and $6.9 million during the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.6 million in the three and six months ended June 30, 2013, respectively. The Company also recognized product revenues from sales to the Solazyme Bunge JV of $1.3 million during the three and six months ended June 30, 2014, respectively, and $0 in the three and six months ended June 30, 2013. At June 30, 2014 and December 31, 2013, the Company had receivables of $9.3 million and $6.9 million, respectively, due from the Solazyme Bunge JV. At June 30, 2014 and December 31, 2013, the Company had unbilled revenues of $3.6 million and $1.1 million, respectively, related to the Solazyme Bunge JV.

9. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation and related liabilities	$7,971	$7,959
Accrued interest	3,494	2,166
Accrued professional fees	760	350
Accrued costs under the Collaboration Agreement	1,719	2,629
Other accrued liabilities	2,726	1,901
Total accrued liabilities	$16,670	$15,005
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
During the three and six months ended June 30, 2014, the Company recognized no revenues from the DOE. During the three and six months ended June 30, 2013, the Company recognized revenue of $0 and $7,000, respectively. The Company had no unbilled revenue and no deferred revenue balances related to this award as of June 30, 2014 and December 31, 2013.
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
During the three and six months ended June 30, 2014, the Company recorded rent expense related to the ADM Warrant of $0.2 million and $0.3 million, respectively, equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the six months ended June 30, 2014: average volatility of 55%, average risk-free interest rate of 1.62%, exercise price of $7.17, stock price range of $9.99 to $12.97 and range of expected remaining life of 4.6 to 5.0 years. As of June 30, 2014, 66,666 of the ADM Warrant shares had vested.
Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $1.5 million and $4.0 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and six months ended June 30, 2014 and 2013, respectively.

11. DEBT
A summary of the Company’s debt as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Secured and unsecured debt
Equipment note	$38	$70
HSBC facility	—	10,369
Total secured and unsecured debt	38	10,439
Convertible senior subordinated notes	211,132	81,779
Total debt	211,170	92,218
Add:
Fair value of embedded derivative	7,866	5,914
Less:
Unamortized debt discount	(12,257)	(4,610)
Current portion of debt	(38)	(65)
Long-term portion of debt	$206,741	$93,457
Total interest costs incurred related to the Company’s total debt were $3.1 million and $4.4 million for the three and six months ended June 30, 2014, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2013, respectively. Total interest costs capitalized during the three and six months ended June 30, 2014 were $0.3 million and $0.6 million, respectively, and $0.6 million during the three and six months ended June 30, 2013, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which had activities in progress necessary to commence its planned principal operations through May 2014. The Company was in compliance with all debt covenants as of June 30, 2014 and December 31, 2013.
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
Silicon Valley Bank Term Loan—On May 11, 2011, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that provided for a $20.0 million credit facility (the “SVB facility”) consisting of (i) a $15.0 million term loan that was eligible to be borrowed in one or more increments prior to November 30, 2011 and (ii) a $5.0 million revolving facility (the “SVB revolving facility”). As of December 31, 2012, $11.2 million was outstanding under the SVB facility. On March 26, 2013, the SVB facility was terminated when the Company paid in full the outstanding principal and interest on this term loan using proceeds from the revolving facility with HSBC, USA, National Association, described in “HSBC Facility” below.
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
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. On June 27, 2014 , the remaining outstanding balance of the HSBC facility was paid in full. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, approximately $18.8 million of the HSBC facility remained available as of June 30, 2014.
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
Advances under the HSBC facility will bear interest at a variable interest rate based on, at the Company’s option at the time an advance is requested, either (i) the Base Rate (as defined in the HSBC facility) plus the applicable Base Rate Margin (as defined in the HSBC facility), or (ii) the Eurodollar Rate (as defined in the HSBC facility) plus the applicable Eurodollar Rate Margin (as defined in the HSBC facility). The Company will pay HSBC an annual fee of two and one-half percent (2.50%) per annum with respect to letters of credit issued. Upon an event of default, outstanding obligations under the HSBC facility will bear interest at a rate of two percent (2.00%) per annum above the rates described in (i) and (ii) above. The interest rate for total debt outstanding under the HSBC facility was 2.7% as of June 27, 2014. The original maturity date of the facility was March 26, 2015, which was extended to May 31, 2016 effective in March 2014. If on the maturity date (or earlier termination date of the HSBC facility), there are any outstanding letters of credit, the Company will be required to provide HSBC with cash collateral in the amount of (i) for letters of credit denominated in U.S. dollars, up to one hundred five percent (105%), and (ii) for letters of credit denominated in a foreign currency, up to one hundred ten percent (110%), of the dollar equivalent of the face amount of all such letters of credit plus all interest, fees and costs.
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
Convertible Senior Subordinated Notes—On January 24, 2013 the Company issued $125.0 million aggregate principal amount of 2018 Notes, which amount includes the exercise in full of the over-allotment option granted to the initial purchaser of the 2018 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2018 Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year, beginning on August 1, 2013. The 2018 Notes are convertible into the Company’s common stock and may be settled as described below. The 2018 Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the 2018 Notes prior to maturity.
The 2018 Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of the Company’s common stock at the then-applicable conversion rate. The conversion rate is initially 121.1240 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock). With respect to any conversion prior to November 1, 2016 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2018 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.
On June 19, 2014, the Company entered into note exchange agreements (the “Exchange Agreements”) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with the Company for 2,409,964 shares of the Company's common stock. The Exchange Agreements settled on June 30, 2014. As the Exchange Agreements were considered induced conversions under the applicable accounting guidance, the Company recognized $1.8 million of debt conversion expense reflected in interest expense in the condensed consolidated statements of operations during the three months ended June 30, 2014, representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the 2018 Notes. As of June 30, 2014, $63.4 million of the 2018 Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. During the three and six months ended June 30, 2014, the Company issued 2,409,964 and 2,743,475 shares of its common stock, respectively, to settle both the 2018 Note conversions and early conversion payments, including the settlements under the Exchange Agreements. The Company had $61.6 million aggregate principal amount of 2018 Notes outstanding as of June 30, 2014.

On April 1, 2014, the Company issued $149.5 million aggregate principal amount of 5.00% Convertible Senior Subordinated 2019 Notes, which amount includes the exercise in full of the over-allotment option granted to the underwriters, in a public offering pursuant to an effective shelf registration statement. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into the Company's common stock and may be settled early as described below. The 2019 Notes will mature on October 1, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Notes prior to maturity.
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock. The Company had $149.5 million aggregate principal amount of 2019 Notes outstanding as of June 30, 2014.
The net proceeds from both Note offerings were approximately $262.6 million, after deducting discounts to the initial purchaser of $10.9 million and debt issue costs of $1.0 million. Debt discounts incurred with the issuance of the Notes were recorded on the condensed consolidated balance sheets as a reduction to the associated Note balances. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Notes using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method. The Company is currently using the net proceeds of the offering to fund project related costs and capital expenditures and for general corporate purposes.
The Company issued the Notes pursuant to indenture agreements by and between the Company and Wells Fargo Bank, National Association, as trustee. The indentures provide for customary events of default, including cross acceleration to certain other indebtedness of the Company and its significant subsidiaries.
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
The Company evaluated the embedded derivatives resulting from the early conversion payment features within the indenture for bifurcation from the Notes. The early conversion payment features were not deemed clearly and closely related to the Notes and were bifurcated as embedded derivatives The Company recorded these embedded derivatives (derivative liabilities) at fair value, which are included as a component of Convertible Debt on its condensed consolidated balance sheets with corresponding debt discounts that are netted against the principal amount of the Notes. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income and expense. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model. See Note 5.
The Notes are the general unsecured obligations of the Company and will be subordinated in right of payment to any senior debt outstanding. The Notes will be equal or senior in right of payment to any of the Company’s indebtedness other than senior debt. The Notes will effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and be structurally junior to all indebtedness and other liabilities of the Company’s subsidiaries, including trade payables.
12. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements
The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent asset of $0.6 million and a deferred rent liability of $0.2 million as of June 30, 2014, and a deferred rent asset of $3.6 million and a deferred rent liability of $0.3 million as of December 31, 2013.
The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the current lease will end in February 2015.

In July 2014, the Company entered into a new lease agreement for the SSF properties, under which it will lease approximately 10,000 additional square feet of office and laboratory space for a total of 106,000 square feet. The term of the new lease commences in February 2015 and ends in January 2018. This lease agreement includes scheduled rent increases over the lease term, and the Company was required to provide the landlord with letters of credit amounting to $0.7 million. In addition, the landlord will reimburse the Company up to $1.6 million of improvements to the leased property, subject to certain requirements. This reimbursement is considered a lease incentive and shall be recognized as a deferred lease incentive liability and recognized as a reduction of rent expense by the Company on a straight-line basis over the term of the lease.
The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and the lease commenced on April 1, 2011 and expires on April 1, 2016. The rent is currently 35,300 Brazilian Real (approximately $16,000 based on the exchange rate at June 30, 2014) per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty.
The Company entered into several auto lease agreements during the years ended December 31, 2012 and 2013. These lease agreements contain early cancellation penalties ranging from 50% - 80% of their remaining lease values. The remaining value of the leases as of June 30, 2014 was 0.8 million Brazilian Real (approximately $0.4 million based on the exchange rate at June 30, 2014).
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
Downstream processing of products produced at the Clinton Facility is performed at the Galva Facility. The Company entered into a Manufacturing Services and Facility Licensing Agreement (“Manufacturing and Facility Agreement”) in June 2013 with a wholly owned subsidiary of American Natural Processors, Inc. for the use and operation of the Galva Facility, a portion of which may be paid in the Company’s common stock. As of June 30, 2014, no payments under the Manufacturing and Facility Agreement had been made in common stock. The cash payments under the Manufacturing and Facility Agreement are accounted for as an operating lease.
Rent expense was $2.6 million and $5.1 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively.
Contractual Obligations—As of June 30, 2014 the Company had non-cancelable purchase obligations of $1.5 million.
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

In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $111.4 million based on the exchange rate as of June 30, 2014), which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of June 30, 2014 the bank guarantee was in place and the corporate guarantee was not. See also Note 8.
On December 17, 2013, the Solazyme Bunge JV entered into a Loan Facility Agreement with Bunge Alimentos S.A. (the “Loan Facility”). The Company agreed to guarantee repayment of 50% of the portion of the Loan Facility to be utilized for operational expenses, up to maximum aggregate advances of $5.0 million. As of March 31, 2014, a total of $10.0 million (of which the Company is the guarantor of $5.0 million) had been drawn down under the Loan Facility. Outstanding advances guaranteed by the Company were paid off in full by the Solazyme Bunge JV on April 8, 2014. At June 30, 2014, the Company had no outstanding obligation recorded related to this corporate guarantee because the fair value of the obligation was immaterial.
Legal Matters—The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable.
In July 2012, a complaint was filed in the Los Angeles Superior Court by Therabotanics, LLC and Solabotanics, LLC against the Company, Sephora USA, Inc. and the Company's Senior Vice President Frederic Stoeckel alleging various causes of action in connection with the Company’s joint venture with Therabotanics. The Plaintiffs allege that the Company misappropriated assets of the joint venture and failed to produce an infomercial with the joint venture. The Plaintiffs have claimed unspecified damages and injunctive relief. In October 2012 the Los Angeles Superior Court transferred the case to the San Francisco Superior Court. In June 2013, the Company filed an Answer in which it denied each and every allegation made by the Plaintiffs in their Complaint and filed a Cross-Complaint against Therabotanics and certain named individuals. In January 2014, the Plaintiffs filed a Third Amended Complaint in which the Company's Chief Executive Officer, Jonathan Wolfson, and Sephora, S.A. were added as additional defendants. A trial date has been set for February 2015. The Company intends to defend itself vigorously against the claims made in this matter.
While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving the Company, management does not believe any pending matters individually and in the aggregate will be resolved in a manner that would have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
13. STOCK-BASED COMPENSATION AND COMMON STOCK
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

The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$4,155	$3,273	$8,331	$6,528
RSUs/RSAs	1,574	1,696	3,916	2,386
PSUs	—	35	—	70
ESPP	67	212	158	237
Stock-based compensation expense	$5,796	$5,216	$12,405	$9,221
Research and development	$1,910	$1,478	$3,730	$2,567
Sales, general and administrative	3,886	3,738	8,675	6,654
Stock-based compensation expense	$5,796	$5,216	$12,405	$9,221
Common Stock Warrants—In May 2011, the Company granted Bunge Limited a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of June 30, 2014, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares can no longer vest. Refer to Note 8 and Note 10 for a description of the vesting terms and a discussion of the accounting for the Bunge Warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 2019. As of June 30, 2014, 66,666 of the warrant shares had vested. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock or cash, at its election, of future annual fees for use and operation of the Clinton Facility. In November 2013, the Company issued 423,278 shares of its common stock to ADM upon the exercise by ADM of one of the series of warrants to receive a payment in cash, stock or combination thereof, for the use and operation of a portion of the Clinton Facility. See Note 10 and Note 12.
Performance-Based Restricted Stock Units—As of December 31, 2013, 100,000 shares of PSUs were unvested. During the three months ended March 31, 2014, 100,000 shares of unvested PSUs were canceled, and there were no shares of unvested PSUs as of March 31, 2014. No additional PSUs were granted during the six months ended June 30, 2014.
Common Stock Offering—On April 1, 2014, the Company issued 5,750,000 shares of its common stock, par value $0.001 per share, at $11.00 per share (the "Common Stock Offering"). The net proceeds from the Common Stock Offering were approximately $59.3 million, after deducting underwriter discounts and commissions and estimated offering expenses payable by the Company.
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
We have the ability to tailor the composition of our oils and bioproducts to address specific customer requirements, offering superior performance characteristics and value, compared with conventionally sourced products. We anticipate that the average selling prices (ASPs) of our products will capture the enhanced value that results from tailoring compositions of oils that enable heightened performance. As such, we expect our products to generate attractive margins in our target markets. In the skin and personal care market, we are currently selling two consumer branded product offerings, our Algenist® and EverDeep® skin care lines. In the first quarter of 2014, we began manufacturing at commercial production scale, and we began selling oil-based intermediate and ingredient products. We expect to sell these oil-based intermediate and ingredients products broadly to customers in the fuels and chemicals, oil field services and nutrition markets. We expect the average margins on these intermediate and ingredient products will be lower than those of our branded consumer products; however, we believe the sales volumes for the intermediate and ingredient products will be higher as we expand our large scale production. We have entered into sales agreements and partnership agreements to advance commercialization efforts. In addition to development agreements to fund development work and new product application testing, we expect that our partners will enter into long-term purchase agreements with us. We are currently engaged in development activities with multiple partners.
The inherent flexibility of our technology platform and the broad usage of triglyceride oils and functional fluids across multiple industries allow us to approach a wide range of customers across a number of end markets. We have many oils in various stages of development that can address multiple end industrial markets.
We are also developing food oils and powders targeted at nutritional markets. We are commercializing these products under our brand name, AlgaViaTM. Our AlgaViaTM oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. In addition, we have developed novel methods of preparing powdered food ingredients, namely AlgaViaTM Whole Algal Flour and AlgaViaTM Whole Algal Protein. These powdered ingredients are composed of whole algal cells, which include the cell wall, oil and other valuable cellular products held within the cell.
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

•
In 2012, we announced successful commissioning of our first fully integrated biorefinery (IBR) at our Peoria, Illinois facility, to produce algal oil. The IBR was partially funded with a federal grant that we received from the U.S. Department of Energy (DOE) in December 2009 to demonstrate integrated commercial-scale production of renewable algae-derived fuels. The Peoria Facility has a nameplate capacity of two million liters of oil annually and provides an important platform for continued work on feedstock flexibility and scaling of new algal oils into the marketplace. We have also modified our Peoria Facility to produce food ingredients in conjunction with market development activity.

•
In April 2012, we executed a joint venture agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge) (Joint Venture Agreement), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate a 100,000 MT purpose-built production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s sugarcane mill in Moema, Brazil. In May 2014, the Solazyme Bunge JV produced its first commercially saleable products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity over the next 12-18 months. See “Significant Partner Agreements.”

•
In November 2012, we executed a strategic collaboration agreement with ADM to produce algal triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). In January 2014, we began commercial scale production of our products at the Clinton Facility. See “Significant Partner Agreements.”

•
In January 2014, we commenced commercial operations at both the Clinton Facility and the downstream companion facility operated by American Natural Processors, Inc. (ANP). We, along with ADM and ANP, have manufactured four distinct products at the facilities, and products are being sold and distributed. Production at the ADM and ANP facilities is expected to ramp towards nameplate capacity of 20,000 MT/year over 12-18 months from start-up.

•
We utilize contract manufacturing to assist in the production of our Algenist® and EverDeep® products and we closely monitor and advise these contract manufacturers to help ensure that our products meet stringent quality standards. We also produce some active ingredients for Solazyme Consumer Products at our Peoria Facility.

Through fiscal year 2013, our revenues have been generated from research and development programs and commercial sale of our consumer products, and starting in the first quarter of 2014, our product revenues expanded to include intermediate and ingredient products. Our research and development programs have been conducted primarily under key agreements with government agencies and strategic partners to fund development work and perform application testing. We focus our innovation efforts on creating a broad suite of algal products that meet defined market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs.
Within our consumer products business, we have developed a portfolio of innovative and branded microalgae-based consumer products. Our first major ingredient was Alguronic Acid®, which was formulated into a full range of skin care products. Since its launch in March 2011, we have commercialized Algenist®, which is an anti-aging skin care line marketed to date primarily through Sephora S.A. and its affiliates (Sephora) and QVC. In April 2014, our Algenist® line launched at Nordstrom, our first high-end department store retail channel. We have also expanded our international distribution and are currently selling in over 1,300 retail stores in 17 countries including member countries of the EU, Mexico, Canada and China. In 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use microalgae oil as a replacement for the essential oils currently used in skin care products.
In November 2013, we launched our second branded skin care line, EverDeep®. EverDeep® uses a new proprietary ingredient, Algasome™ complex, and is sold online and via telephone driven by direct-to-consumer “infomercial” broadcasts. The skin care line utilizes a continuity program and auto-delivery options to strengthen the link with customers to drive repeat sales.
In the first half of 2014, we began selling our oil-based intermediate and ingredient products more broadly to customers in the oil field services market with the launch of our Encapso™ lubricant. Our initial commercial use for Encapso™ is as a biodegradable lubricant mud additive in oil and gas drilling.
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
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, we granted Bunge Limited a warrant (the Bunge Warrant) to purchase 1,000,000 shares of our common stock at an exercise price of $13.50 per share. The Bunge Warrant vested based on a number of milestones connected with the construction and initial operation of the Solazyme Bunge JV Plant. As of June 30, 2014, the Bunge Warrant was vested as to 75% of the shares underlying the Bunge Warrant and the remaining 25% of the shares underlying the Bunge Warrant could no longer vest. The Warrant expires in May 2021.
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable algal oil production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant leverages our technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian Development Bank. In May 2014, the Solazyme Bunge JV Plant produced its first commercially saleable products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity over the next 12-18 months. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV.
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
In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 MT under construction in Brazil to 300,000 MT by 2016 at select Bunge owned and operated processing facilities worldwide. In addition, we and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. We and Bunge intend to work together through joint market development to bring new, healthy, edible oils to the Brazilian market.
Refer to Note 8 and Note 10 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.
ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. The Clinton Facility is producing algal triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock and currently has an initial target nameplate capacity of 20,000 MT per year of algal triglyceride oil products, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the nameplate capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. We are also working together with ADM to develop markets for the products produced at the Clinton Facility. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities.
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
Roquette. In November 2010, we entered into a joint venture agreement with Roquette, forming the Solazyme Roquette JV. The purpose of the Solazyme Roquette JV was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. In June 2013, we and Roquette agreed to dissolve the Solazyme Roquette JV and on July 18, 2013, the Solazyme Roquette JV was dissolved.
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
Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement altogether) which expanded our current research and development efforts. In September 2013, we and Unilever extended this joint development agreement through September 30, 2014 and entered into a commercial supply agreement for at least 10,000 MT of our algal oil. In May 2014, Unilever announced the initial introduction of our sustainable algal oil into one of its biggest soap brands, Lux.
Financial Operations Overview
Revenues
We are commercializing our products as intermediate/ingredient products and consumer products. Intermediate/ingredient products encompass a portfolio of ingredient products targeted at customers in the fuels and chemicals, nutrition and oil field services markets. Within consumer products, we are currently selling consumer brands into the skin and personal care market with two branded skin and personal care offerings, our Algenist® and EverDeep® lines. Prior to commercialization of Algenist® in 2011, our revenues were primarily from collaborative research and government grants. Through the end of 2013, our product revenues were entirely from the sale of branded products into the skin and personal care market, providing us with the highest gross margin within our target markets. In the first half of 2014, we began to sell intermediate and ingredient products more broadly into the fuels and chemicals and oil field services markets as we began to commercially produce and distribute products from our Clinton/Galva Facilities.

•	Research and Development Program Revenues
Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 43% and 42% of our total revenues for the three and six months ended June 30, 2014, respectively, as compared to 56% and 50% of our total revenues for the three and six months ended June 30, 2013, respectively. Revenues from commercial and strategic partner development agreements represented almost 100% of total R&D revenues for both the three and six months ended June 30, 2014 and 2013. Revenues from government grants and agreements represented 0% of total R&D revenues for the three and six months ended June 30, 2014, respectively, as compared to 1% and 2% of total R&D revenues in the three and six months ended June 30, 3103, respectively.

•	Product Revenues
Product revenues consist of revenues from products sold commercially into each of our target markets.
We began our commercialization in the skin and personal care markets within Solazyme Consumer Products. Starting in 2011, we recognized revenues from the sale of our first commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and Space NK in 17 countries including the U.S., member countries of the EU, Mexico, Canada and China, as well as direct-to-consumer sales via the Internet. In the first quarter of 2014, we launched our Encapso™ lubricant, a biodegradable lubricant for drilling fluids in the oil field services market, Tailored™ oil products to customers that use our oil-based intermediate products in the chemicals market, as well as fuel blend sales as part of our effort to build our fuels marketing and commercial development programs; preliminary program efforts include the sale and transfer of blended fuels to private (non-government) customers. We expect our product revenues to increase as the demand for our consumer product lines grow and as we commercialize our portfolio of Tailored™ oil products targeted at customers in the chemicals markets, our advanced biofuel blends in the fuels markets, Encapso™ lubricant in the oil field services market as well as our food products in nutrition markets.
Product revenues represented 57% and 58% of our total revenues for the three and six month ended June 30, 2014, respectively. Product revenues represented 44% and 50% of our total revenues for the three and six month ended June 30, 2013, respectively.
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
Through the end of 2013, cost of product revenue consisted primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient, and microalgae oil used in our Algenist® product line. In the first half of 2014, cost of product revenue also included manufacturing and related third party contract costs associated with the production of our oil-based intermediate/ingredient products, such as Encapso™ lubricant, Tailored™ oils and fuels. Prior to our products' meeting any applicable regulatory requirements, all manufacturing and related production costs are recorded as research and development expenses. In the first quarter of 2014, our Encapso™ lubricant and one of our Tailored™ oils met applicable regulatory requirements, and we began capitalizing certain production costs to inventory. From time to time, certain process development costs as the manufacturing scale up to nameplate capacity may also be expensed to research and development expense. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our consumer product lines grows and as we commercialize our portfolio of oil-based intermediate/ingredient products targeted at customers in the fuels and chemicals, oil field services and nutrition markets.

•	Research and Development
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental and JV entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, costs associated with our strategic collaboration agreements as well as other third-party contract manufacturers, reimbursable equipment and costs associated with government contracts. In addition, research and development expenses include certain costs associated with contract manufacturers' facilities, feedstock and supplies, depreciation and amortization of property and equipment used in the development of our algal oil products as well as manufacturing process as we scale up our manufacturing facilities to commercial scale production.

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
Interest Expense
Interest expense consists primarily of interest expense related to our debt and debt conversion expense incurred to induce 2018 Note holders to exchange their 2018 Notes. As of June 30, 2014 and December 31, 2013, our outstanding debt, net of debt discounts, was approximately $206.8 million and $93.5 million, respectively. We expect interest expense to increase primarily as a result of issuing $149.5 million of 5.00% Convertible Senior Subordinated Notes due 2019 (the 2019 Notes) in April 2014, and to fluctuate with changes in our debt obligations.
Gain (Loss) from Change in Fair Value of Warrant Liability
Gain (loss) from change in fair value of warrant liability consisted primarily of the change in the fair value of a common stock warrant issued to Bunge Limited. The warrant liability was remeasured to fair value at each balance sheet date and/or upon vesting, and the change in the then-current aggregate fair value of the warrants was recorded as a gain or loss from the change in the fair value in our condensed consolidated statement of operations. The warrant liability was reclassified to additional paid-in capital upon conversion of redeemable preferred stock, or vesting of common warrant shares. In April 2012, the first and second tranches of the common stock warrant issued to Bunge Limited had vested, and the related warrant liability of $4.6 million was reclassified to additional paid-in capital and was no longer adjusted to fair value. In the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain (loss) from change in fair value of derivative liabilities consists of the changes in the fair value of the embedded derivatives related to the early conversion payment features of the 6.00% Convertible Senior Subordinated Notes due 2018 (the 2018 Notes) and the 2019 Notes (collectively with the 2018 Notes, the Notes) issued in January 2013 and April 2014, respectively.
Income (Loss) from Equity Method Investments

Income (loss) from our equity method investment in the Solazyme Bunge JV is recorded in our income statement as “Income (Loss) from Equity Method Investments”. We also recorded charges relating to the dissolution of our joint venture agreement with Roquette (the Solazyme Roquette JV) to "Income (Loss) from Equity Method Investments" of $0.6 million for unrecoverable receivables due from the Solazyme Roquette JV, and $0.7 million for unrecoverable capital contributions made to the Solazyme Roquette JV during the three and six months ended June 30, 2013.
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
Inventories - Beginning in 2014, inventories included manufacturing and related third party contract costs associated with the production of our intermediate/ingredient products that met applicable regulatory requirements. Prior to our products' meeting applicable regulatory requirements, the manufacturing and related production costs of such products are charged to research and development expenses.
Product Revenue - Product revenue is recognized from the sale of our branded consumer products, which currently includes our Algenist® and EverDeep® skin care lines, and from the sale of intermediate/ingredient products including our Tailored™ oil products and fuel blend sales, the latter of which is part of our effort to build fuels marketing and commercial development programs.
Results of Operations
Comparison of Three Months Ended June 30, 2014 and 2013
Revenues

	Three Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Revenues:
Research and development programs	$6,917	$6,260	$657
Product revenues	9,022	4,915	4,107
Total revenues	$15,939	$11,175	$4,764
Our total revenues increased by $4.8 million in the second quarter of 2014 compared to the same period in 2013, due to $4.1 million of increased product sales and a $0.7 million increase in R&D program revenue in the second quarter of 2014 compared to the same period in 2013. A $3.0 million increase in product revenues, which includes $1.3 million of product revenue from the Solazyme Bunge JV in the second quarter of 2014, was due to commercial sales into the fuels and chemicals markets and a $1.0 million increase in Algenist® product sales primarily due to new product offerings and increased consumer demand. We began to sell more broadly into the fuels and chemicals and oil field services markets starting in the first quarter of 2014. These sales included our commercial launch of Encapso™ lubricant and Tailored™ oils as well as fuel blend sales as part of our effort to build fuels marketing and commercial development programs, which preliminarily includes the sale and transfer of blended fuels to private (non-government) customers.
We expect product revenues in the fuels and chemicals and oil field services markets to increase as a percentage of total net product revenues as we continue to expand our large-scale production.
R&D program revenues increased by $0.7 million, due primarily to an increase in revenues from development agreements with the Solazyme Bunge JV, partially offset by lower milestone achievement recognized from a strategic partner in the second quarter of 2014 of $1.5 million as compared to a $4.0 million milestone achievement recognized during the same period in 2013.
Our revenues from development agreements with strategic partners and the Solazyme Bunge JV increased due to timing of the development work performed and achievement of contract milestones defined in these agreements. We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV and expect that our R&D program revenues will continue, as we continue this work and add new strategic partners. In the near term, we don’t expect government program revenues to increase. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities and achievement of milestones with strategic partners.
The inherent flexibility of our technology platform and the broad usage of triglyceride oils across multiple industries allow us to approach a wide range of customers across myriad end markets. We expect our product revenues to increase as we commercialize our intermediate/ingredient products encompassing a portfolio of product revenues to total revenues as we expand our manufacturing capacity and related oil product offerings in the fuels and chemicals, oil field services and nutrition markets.
Cost of Product Revenue

	Three Months Ended June 30,
	2014	2013	Change
	(In thousands)
Cost of revenue:
Product	$4,470	$1,496	$2,974
Gross profit:
Product	$4,552	$3,419	$1,133
Gross margin:
Product	50%	70%	(20)%
Beginning in the first half of 2014, cost of product revenue includes 2014 production costs associated with our Encapso™ lubricant and Tailored™ oil, as well as renewable fuels purchased in connection with our fuels marketing and commercial development programs, as we began to sell more broadly to customers in the oil field services market and fuels and chemicals market. Prior to meeting applicable regulatory requirements for these products in 2014, certain Encapso™ lubricant and Tailored™ oil manufacturing and related production costs were charged to research and development expenses. These inventories, manufactured and charged to research and development in 2013, were sold in the first half of 2014.
Cost of product revenue increased $3.0 million in the second quarter of 2014 compared to the same period in 2013 and gross margins were 50% in the second quarter of 2014 compared to 70% in the second quarter of 2013. The sales of Tailored™ oil and blended fuel sales resulted in higher cost of product revenues in the second quarter of 2014.
Gross margins decreased primarily due to the higher mix of lower gross margin intermediate and ingredient product sales of fuels, Encapso™ lubricant and Tailored™ oil sales offset partially by the higher gross margin on sales of Algenist® products. The gross margin related to Algenist® products was 68% in the second quarter of 2014 compared to 70% in the same period in 2013 due mainly to the change in product mix. The gross margin for our intermediate and ingredient products was 15% in the second quarter of 2014. The gross margins for our intermediate and ingredient products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to ramp up our production and sales of intermediate and ingredient products. We expect our overall gross margin to decline as our product mix shifts more to intermediate and ingredient product sales into the fuels and chemicals, nutrition and oil field services markets.
We expect our total cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue commercial production for the fuels and chemicals, oil field services and nutrition markets and as our production volume ramps up over 12-18 months after commencement of commercial production, while we work toward our target nameplate capacity of 20,000 MT/year. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as we ramp toward nameplate capacity. As production volume increases our cost per MT produced is expected to decrease.

Operating Expenses

	Three Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Operating expenses:
Research and development	$22,064	$14,915	$7,149
Sales, general and administrative	21,637	15,436	$6,201
Total operating expenses	$43,701	$30,351	$13,350
Research and Development Expenses
Our research and development expenses increased by $7.1 million in the second quarter of 2014 compared to the same period in 2013, due primarily to $4.9 million of costs related to development of new algal oils and the scale-up of commercial production at the Clinton/Galva Facilities, as well as increased personnel-related and facilities-related costs of $2.0 million and $0.6 million, respectively.
Personnel and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.9 million in the second quarter of 2014 compared to $1.5 million in the same period in 2013.
We plan to continue to make investments in research and development for the foreseeable future as we continue (1) to identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) to tailor the oil outputs to meet specific market needs; (3) to engage in product and process development projects aimed at reducing the cost of oil production; and (4) to scale-up new products at the Clinton/Galva Facilities to commercial scale, as well as product development activities. We do not expect a significant increase in our research and development expenses in the near term as we scale up to commercial production.
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $6.2 million in the second quarter of 2014 compared to the same period in 2013, primarily due to increased personnel-related and facilities-related costs of $2.5 million and $0.2 million, respectively, increased marketing and promotional costs of $2.1 million and increased external legal and related costs of $1.3 million. Personnel-related and facilities-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $3.9 million in the second quarter of 2014 compared to $3.7 million in the same period in 2013. Marketing and promotional costs increased mainly due to Algenist® product launches during the second quarter of 2014. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the fuels and chemicals, oil field services and nutrition markets domestically and in Brazil.
Other Income (Expense), Net

	Three Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$393	$371	$22
Interest expense	(5,055)	(1,810)	3,245
Loss from equity method investments	(4,278)	(2,222)	2,056
Loss from change in fair value of warrant liability	—	(679)	(679)
Loss from change in fair value of derivative liabilities	(1,745)	(813)	932
Total other income (expense), net	$(10,685)	$(5,153)	$5,532
Interest expense
Interest expense increased by $3.2 million in the second quarter of 2014 compared to the same period in 2013 due to $2.2 million of increased interest expense as a result of the issuance of the 2019 Notes in April 2014, $1.8 million of debt conversion expense incurred in the second quarter of 2014, partially offset by $0.8 million of reduced interest expense resulting from early conversions of the 2018 Notes. In June 2014, we entered into note exchange agreements with certain holders (the Holders) of our 2018 Notes pursuant to which such Holders agreed to exchange (the Exchange) approximately $17.5 million in aggregate principal amount of 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange, with us for a total 2.4 million shares of our common stock. Debt conversion expense represents the fair value of all common stock transferred in the Exchange in excess of the fair value of common stock issuable pursuant to the original conversion terms. The fair value of the common stock was measured as of the date the Exchange offer was accepted by the Holders.
Loss from Equity Method Investments
Loss from equity method investment increased by $2.1 million in the second quarter of 2014 compared to the same period in 2013, primarily due to a $3.4 million increase in our proportionate share of the net loss from the Solazyme Bunge JV, partially offset by a $1.3 million loss recognized in the second quarter of 2013 related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues commissioning of the Solazyme Bunge JV Plant and increases commercial-scale production in Brazil.
Loss from Change in Fair Value of Warrant Liability
Gain/loss from the change in fair value of warrant liability was $0 in the second quarter of 2014 compared to a $0.7 million loss from the change in fair value of warrant liability in the same period in 2013. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Loss from Change in Fair Value of Derivative Liabilities
Loss from change in fair value of derivative liabilities of $1.7 million in the second quarter of 2014 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $0.8 million loss in the same period in 2013. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Results of Operations
Comparison of Six Months Ended June 30, 2014 and 2013
Revenues

	Six Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Revenues:
Research and development programs	$11,960	$8,940	$3,020
Product revenues	16,370	8,915	7,455
Total revenues	$28,330	$17,855	$10,475
Our total revenues increased by $10.5 million in the first half of 2014 compared to the same period in 2013, due to $7.5 million of increased product sales and a $3.0 million increase in R&D program revenue in the first half of 2014 compared to the same period in 2013. The increase in product revenues was due to new commercial sales into the fuels and chemicals and oil field services markets of $5.4 million, which includes $1.3 million of product revenue from the Solazyme Bunge JV in the first half of 2014, and a $2.0 million increase in Algenist® product sales primarily due to new product offerings and increased consumer demand. We began to sell more broadly into the fuels and chemicals and oil field services markets starting in the first quarter of 2014. These sales included our commercial launch of Encapso™ lubricant and Tailored™ oils as well as fuel blend sales as part of our effort to build fuels marketing and commercial development programs, which preliminarily includes the sale and transfer of blended fuels to private (non-government) customers.
We expect product revenues in the fuels and chemicals and oil field services markets to increase as a percentage of total net product revenues as we continue to expand our large-scale production.
R&D program revenues increased by $3.0 million, due primarily to an increase in revenues from development agreements with the Solazyme Bunge JV, partially offset by a lower milestone achievement recognized from a strategic partner in the first half of 2014 of $1.5 million as compared to a $4.0 million milestone achievement recognized during the same period in 2013.
Our revenues from development agreements with strategic partners and the Solazyme Bunge JV increased due to timing of the development work performed and achievement of contract milestones defined in these agreements. We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV and expect that our R&D program revenues will continue, as we continue this work and add new strategic partners. In the near term, we don’t expect government program revenues to increase. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities and achievement of milestones with strategic partners.
The inherent flexibility of our technology platform and the broad usage of triglyceride oils across multiple industries allow us to approach a wide range of customers across myriad end markets. We expect our product revenues to increase as we commercialize our intermediate/ingredient products encompassing a portfolio of product revenues to total revenues as we expand our manufacturing capacity and related oil product offerings in the fuels and chemicals, oil field services and nutrition markets.
Cost of Product Revenue

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands)
Cost of revenue:
Product	$7,860	$2,950	$4,910
Gross profit:
Product	$8,510	$5,965	$2,545
Gross margin:
Product	52%	67%	(15)%
Beginning in the first half of 2014, cost of product revenue includes 2014 production costs associated with our Encapso™ lubricant and Tailored™ oil, as well as renewable fuels purchased in connection with our fuels marketing and commercial development programs, as we began to sell more broadly to customers in the oil field services market and fuels and chemicals market. Prior to meeting applicable regulatory requirements for these products in 2014, certain Encapso™ lubricant and Tailored™ oil manufacturing and related production costs were charged to research and development expenses. These inventories, manufactured and charged to research and development in 2013, were sold in the first half of 2014.
Cost of product revenue increased $4.9 million in the first half of 2014 compared to the same period in 2013 and gross margins were 52% in the first half of 2014 compared to 67% in the first half of 2013. The sales of Encapso® lubricant, Tailored™ oil and blended fuels resulted in higher cost of product revenues in the first half of 2014.
Gross margins decreased primarily due to the higher mix of lower gross margin intermediate and ingredient product sales of fuels, Encapso™ lubricant and Tailored™ oil sales offset by the higher gross margin on sales of Algenist® products. The gross margin related to Algenist® products was 69% in the first half of 2014 compared to 67% in the same period in 2013 due mainly to the change in product mix. The gross margin for fuels, Encapso™ lubricant and Tailored™ oil sales was 17% in the first half of 2014, impacted favorably by the sale of inventories that were expensed previously to research and development expense as they were produced during the scale-up of commercial scale production at the Clinton/Galva Facilities. The gross margins for our intermediate and ingredient products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to ramp up our production and sales of intermediate and ingredient products. We expect our overall gross margin to decline as our product mix shifts more to intermediate and ingredient product sales into the fuels and chemicals, nutrition and oil field services markets.

We expect our total cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue commercial production for the fuels and chemicals, oil field services and nutrition markets and as our production volume ramps up over 12-18 months after commencement of commercial production, while we work toward our target nameplate capacity of 20,000 MT/year. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as we ramp toward nameplate capacity. As production volume increases our cost per MT produced is expected to decrease.
Operating Expenses

	Six Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Operating expenses:
Research and development	$42,899	$28,635	$14,264
Sales, general and administrative	42,244	30,302	$11,942
Total operating expenses	$85,143	$58,937	$26,206
Research and Development Expenses
Our research and development expenses increased by $14.3 million in the first half of 2014 compared to the same period in 2013, due primarily to $9.2 million of costs related to development of new algal oils and the scale up of commercial production at the Clinton/Galva Facilities, as well as increased personnel-related and facilities-related costs of $3.8 million and $0.9 million, respectively.
Personnel and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $3.7 million in the first half of 2014 compared to $2.6 million in the same period in 2013.
We plan to continue to make investments in research and development for the foreseeable future as we continue (1) to identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) to tailor the oil outputs to meet specific market needs; (3) to engage in product and process development projects aimed at reducing the cost of oil production; and (4) to scale-up new products at the Clinton/Galva Facilities to commercial scale, as well as product development activities. We do not expect a significant increase in our research and development expenses in the near term as we scale up to commercial production.
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $11.9 million in the first half of 2014 compared to the same period in 2013, primarily due to increased personnel-related and facilities-related costs of $6.6 million and $0.4 million, respectively, increased marketing and promotional costs of $3.1 million and increased external legal and related costs of $1.5 million. Personnel-related and facilities-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $8.7 million in the first half of 2014 compared to $6.7 million in the same period in 2013. Marketing and promotional costs increased mainly due to Algenist® product launches during the first half of 2014. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the fuels and chemicals, oil field services and nutrition markets domestically and in Brazil.

Other Income (Expense), Net

	Six Months Ended June 30,
	2014	2013	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$628	$719	$(91)
Interest expense	(6,402)	(3,681)	2,721
Loss from equity method investments	(8,112)	(3,181)	4,931
Gain (loss) from change in fair value of warrant liability	688	(625)	(1,313)
Gain (loss) from change in fair value of derivative liabilities	273	(1,550)	(1,823)
Total other income (expense), net	$(12,925)	$(8,318)	$4,607
Interest expense
Interest expense increased by $2.7 million in the first half of 2014 compared to the same period in 2013, due to $2.2 million of increased interest expense as a result of the issuance of the 2019 Notes in April 2014 and $1.8 million of debt conversion expense incurred during the second half of 2014, partially offset by $0.9 million of reduced interest expense resulting from early conversions of the 2018 Notes. In June 2014, we entered into note exchange agreements with certain Holders of our 2018 Notes pursuant to which such Holders agreed to exchange approximately $17.5 million in aggregate principal amount of 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange, with us for a total 2.4 million shares of our common stock. Debt conversion expense represents the fair value of all common stock transferred in the Exchange in excess of the fair value of common stock issuable pursuant to the original conversion terms. The fair value of the common stock was measured as of the date the Exchange offer was accepted by the Holders.
Loss from Equity Method Investments
Loss from equity method investments increased by $4.9 million in the first half of 2014 compared to the same period in 2013, primarily due to a $6.3 million increase in our proportionate share of the net loss from the Solazyme Bunge JV, partially offset by a $1.3 million loss recognized in the second quarter of 2013 related to the dissolution of the Solazyme Roquette JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues commissioning of the Solazyme Bunge JV Plant and increases commercial-scale production in Brazil.
Gain (Loss) from Change in Fair Value of Warrant Liability
There was a $0.7 million gain from the change in fair value of warrant liability in the first half of 2014 compared to a $0.6 million loss from the change in fair value of warrant liability in the same period in 2013. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain from change in fair value of derivative liabilities of $0.3 million in the first half of 2014 was due primarily to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $1.6 million loss in the same period in 2013. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as a component of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, other certain inputs to the Monte Carlo simulation model and early conversions by Note holders.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$80,364	$54,977
Marketable securities	204,802	112,544
Cash, cash equivalents and marketable securities increased by $117.6 million in the six months ended June 30, 2014, primarily due to $202.7 million of proceeds received from our 2019 Notes and equity offering in April 2014, net of underwriting discounts and offering costs and $7.7 million of proceeds received from common stock issuances pursuant to our equity plans, partially offset by cash used in operating activities of $50.5 million, $26.1 million of capital contributed to the Solazyme Bunge JV, $10.4 million of repayments under loan agreements, $4.5 million of property and equipment purchases and $0.6 million of capitalized interest related to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(50,539)	$(37,266)
Net cash used in investing activities	(124,055)	(55,585)
Net cash provided by financing activities	199,930	117,087
Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of June 30, 2014, we had an accumulated deficit of $383.9 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability. To date, our sources for capital are as follows:
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
We purchased the Peoria Facility in May 2011. We began fermentation operations in the fourth quarter of 2011 and commissioned our integrated biorefinery in June 2012, funded in part by the DOE grant described above. In connection with the closing of the Peoria Facility acquisition, we entered into a promissory note, mortgage and security agreement with the seller in the initial amount of $5.5 million. In March 2013, we paid in full the outstanding principal on this promissory note.
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce oil products from sugar feedstock provided by Bunge. Through July 31, 2014, we contributed approximately $52.8 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $111.4 million based on the exchange rate as of June 30, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
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
Commercial Banks
On May 11, 2011, we entered into a loan and security agreement with Silicon Valley Bank that provided for a $20.0 million credit facility (the SVB facility) consisting of (i) a $15.0 million term loan (the term loan) and (ii) a $5.0 million revolving facility (the SVB revolving facility). In the first quarter of 2013, the SVB facility was terminated when we paid in full the outstanding principal and interest on the term loan using proceeds from the revolving facility with HSBC Bank, USA, National Association (HSBC) we entered into in March 2013 as described below.
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. On June 27, 2014, we paid in full the outstanding principal and interest due under the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture related to the 2018 Notes dated as of January 24, 2013 by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, $18.8 million of the HSBC facility remained available as of June 30, 2014, and we were in compliance with all the financial covenants of the HSBC facility.
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
On June 19, 2014, we entered into note exchange agreements (the Exchange Agreements) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with us for 2,409,964 shares of our common stock. The Exchange Agreements settled on June 30, 2014. As of June 30, 2014, we had issued approximately 8.3 million shares of our common stock to settle both the 2018 Note conversions and early conversion payments, including the settlements under the Exchange Agreements. We had $61.6 million aggregate principal amount of 2018 Notes outstanding as of June 30, 2014.
On April 1, 2014, we issued $149.5 million aggregate principal amount 2019 Notes in a public offering pursuant to an effective shelf registration statement. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into our common stock and will mature on October 1, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Notes prior to maturity. The initial conversion price of the 2019 Notes is approximately $13.20 per share of common stock) and, under certain circumstances, the 2019 Note holders will be entitled to additional payments upon conversion. The 2019 Notes are convertible at the option of the holders at any time prior to January 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 75.7576 shares of common stock per $1,000 principal amount of 2019 Notes. In the event the 2019 Notes are converted prior to January 1, 2018 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at our election, in cash, or subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), 2019 Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2019 Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. We had $149.5 million aggregate principal amount of 2019 Notes outstanding as of June 30, 2014.
On April 1, 2014, the Company also issued 5,750,000 shares of its common stock, par value $0.001 per share, at $11.00 per share (the "Common Stock Offering") in a public offering pursuant to an effective shelf registration statement. The net proceeds from the Common Stock Offering were $59.3 million, after deducting underwriter discounts and commissions and offering expenses payable by the Company.
We believe that our current cash, cash equivalents, marketable securities, revenue from product sales and net proceeds from the issuance of the 2018 Notes and 2019 Notes (collectively, the Notes) and net proceeds received from the Common Stock Offering will be sufficient to fund our current operations for at least the next 12 months. However, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds within this period of time through public or private debt or equity financings and/or additional collaborations.
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
Cash Flows from Operating Activities
Cash used in operating activities of $50.5 million in the six months ended June 30, 2014 primarily reflects a loss of $77.6 million, aggregate non-cash charges of $26.8 million and a net change of $0.2 million in our net operating assets and liabilities. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our warrant liability and derivative liabilities, depreciation and amortization, net amortization of premiums on marketable securities, debt conversion expense and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liability to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments and depreciation expense to increase as construction and commissioning of the Solazyme Bunge JV Plant is completed, production of first commercial product at the Solazyme Bunge JV Plant begins and the Clinton/Galva Facilities are ramped up.
The net change in our operating assets and liabilities was primarily a result of increased accounts payable and accrued liabilities of $7.7 million, decreased other assets of $2.9 million and increased deferred revenue of $0.9 million, partially offset by increased inventories of $5.0 million and increased accounts receivable and unbilled revenue of $6.4 million. Accounts payable and accrued liabilities increased due to increased scale-up activities at the Clinton/Galva Facilities. additional interest expense accrued as a result of the issuance of 2019 Notes in April 2014 and increased legal related costs. Other assets decreased due to amortization of a deferred rent asset. Deferred revenue increased due to timing of payments received under R&D programs with strategic partners. Inventories increased due primarily to commercial launch of intermediate/ingredient products, including Encapso™ lubricant, Tailored™ oils and fuels. Accounts receivables and unbilled revenues increased due primarily to the commercial launch of Encapso™ lubricant, Tailored™ oils and fuel blends and timing of payments received under our R&D programs.
Cash used in operating activities of $37.3 million in the six months ended June 30, 2013 reflect a loss of $52.4 million, and a net change of $3.5 million in our net operating assets and liabilities, partially offset by aggregate non-cash charges of $18.6 million. Non-cash charges primarily included $9.2 million of stock-based compensation, $1.6 million related to the revaluation of our derivative liability, $0.9 million of net amortization of premiums on marketable securities, $2.3 million of depreciation and amortization and $3.2 million loss on an equity method investment. The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $5.0 million, increased deferred revenues of $2.8 million, increased inventories of $1.1 million, net decreased accounts payable and accrued liabilities of $0.6 million, decreased prepaid expenses and other current assets of $0.9 million and decreased other current and long-term liabilities of $0.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to research and development agreements entered into in the first half of 2013 and timing of payments received on accounts receivables from strategic partners. Deferred revenues increased due primarily to the timing of payments received under a research and development agreement with a strategic partner. Inventories increased to meet increased consumer demand and due to the expansion of the Algenist® product line. The net decrease in accounts payable and accrued liabilities was due to payments made for employee bonuses and expenditures made to complete the buildout of the integrated biorefineries (in Peoria and in the South San Francisco pilot plant) partially funded by the DOE and CEC, partially offset by interest accrued on our Notes and increased payroll liabilities accrued as of June 30, 2014. Prepaid expenses and other current assets decreased primarily due to the write off of receivables from the Solazyme Roquette JV as a result of the dissolution. Other current and long-term liabilities decreased due to prepayment of rent resulting in reclassification of deferred rent liability to prepaid rent.
Cash Flows from Investing Activities
In the six months ended June 30, 2014, cash used in investing activities was $124.1 million, primarily as a result of $92.9 million of net marketable securities purchases, $26.1 million of capital contributed to the Solazyme Bunge JV, $4.5 million of capital expenditures related primarily to equipment installed at the Peoria and Clinton/Galva Facilities and $0.6 million of interest capitalized related to the Solazyme Bunge JV.
In the six months ended June 30, 2013, cash used in investing activities was $55.6 million, primarily as a result of $45.4 million of net marketable securities purchases, $7.4 million of capital contributed to the Solazyme Bunge JV and the Solazyme Roquette JV and $4.5 million of capital expenditures related primarily to equipment installed at ADM and the Peoria Facility.
Cash Flows from Financing Activities
In the six months ended June 30, 2014, cash provided by financing activities was $199.9 million, primarily due to $202.7 million of proceeds received from the issuance of the 2019 Notes and Common Stock Offering, net of underwriting discounts and debt and offering issue costs and $7.7 million of proceeds received from common stock issuances pursuant to our equity plans, partially offset by $10.4 million of principal debt payments.
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

Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commitments as of June 30, 2014 (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018 and beyond
Principal payments on long-term debt	$211,170	$32	$6	$—	$—	$211,132
Interest payments on long-term debt, fixed rate	56,344	6,026	11,173	11,173	11,173	16,799
Non-cancelable operating leases	8,718	1,994	6,724	—	—	—
Purchase obligations	1,548	768	360	360	60	—
Total	$277,780	$8,820	$18,263	$11,533	$11,233	$227,931
This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 35,300 Brazilian Real (approximately $16,000 based on the exchange rate at June 30, 2014) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) fees expected to be incurred related to the bank guarantee issued to BNDES in May 2013, (3) that portion of the expenses that we expect to incur, up to $0.4 million from July through September 2014, in connection with research activities under the DOE program for which we will not be reimbursed and (4) a lease agreement entered into in July 2014 for office and laboratory space in South San Francisco, California.
We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. In July 2014, we executed a lease agreement to lease the same office and laboratory space in South San Francisco, California, which includes an additional 10,000 square feet, for a total of approximately106,000 square feet from February 2015 through January 2018.
Operating leases also include annual fees to use and operate a portion of the Clinton/ Galva Facilities, a portion of which may be paid in our common stock.
Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Note 8 and Note 12, respectively, in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2014. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2014, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of June 30, 2014. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period; however, we had no balances outstanding under the HSBC revolving facility as of June 30, 2014. Our other outstanding debt as of June 30, 2014 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
We may be involved, from time to time, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 12 - Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We are an early stage company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, which have been principally derived from sales of our consumer products. Although we expect a significant portion of our future revenues to come from commercial sales in the food ingredients, fuels and chemicals and oil field services markets, only a small portion of our revenues to date has been generated from those markets.

We have incurred substantial net losses since our inception, including a net loss of $77.6 million during the six months ended June 30, 2014. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of June 30, 2014, we had an accumulated deficit of $383.9 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below), the ramp up and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue in the short term.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than (i) for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (“Solazyme Bunge Renewable Oils” or the “Solazyme Bunge JV”) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (“Bunge”), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and (ii) pursuant to our strategic collaboration with Archer-Daniels-Midland Company (“ADM”) (“Solazyme/ADM Collaboration”) at the ADM facility in Clinton, Iowa (“Clinton Facility”). As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility is being provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil will be provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, fuels, chemicals, encapsulated lubricant and other products, and our business will suffer. We are currently in discussions with additional potential feedstock partners, but we cannot be sure that we will successfully execute additional long-term feedstock contracts on terms favorable to us, or at all. If we do not succeed in entering into long-term supply contracts or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
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
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV will produce microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and the first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advances our work on Brazilian sugarcane feedstocks and extends through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited a portion of which vested upon the successful completion of milestones that targeted the completion of construction of the Solazyme Bunge JV facility with a nameplate capacity of 100,000 metric tons (“MT”) of output oil. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners.
In November 2012, we and ADM entered into a Strategic Collaboration Agreement (“Collaboration Agreement”), establishing the Solazyme/ADM Collaboration for the production of microalgae-based products at the Clinton Facility. The Clinton Facility utilizes our proprietary microbe-based catalysis technology. Feedstock for the facility is provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. The initial target nameplate capacity of the facility is expected to be 20,000 MT per year of triglyceride oil, which we are targeting to attain 12-18 months after commencement of commercial production, which occurred in January 2014. We have an option to expand the capacity to 40,000 MT per year, with the potential to further expand production to 100,000 MT per year. Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility has been performed at a finishing facility in Galva, Iowa (“Galva Facility”), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (“Clinton/Galva Facilities”). There can be no assurance that we will be able to meet our capacity target of 20,000 MT per year as the Clinton Facility is ramped up or that the capacity of the facility will be expanded. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.
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
Production of both current and future oils and other microalgae-based products will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We have limited experience constructing, ramping up or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, equipment failure or accidents, problems with plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to approximately 625,000 liters. However, we still need to demonstrate that we can reach our target cost structure, including the achievement of target yields and productivities at approximately 500,000 liter scale in Iowa and approximately 625,000 liter scale in Brazil. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.
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
The Solazyme Bunge JV is currently commissioning a production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. The production facility is expected to have a name plate capacity of 100,000 MT of oil per year. In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving and term loan credit facility (the “HSBC facility”) with HSBC Bank, USA, National Association (“HSBC”) to support a bank guarantee of the BNDES loan. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV).
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
We will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we are in the process of building as we continue to commercialize our products. Some of our customers may ultimately require that we acquire access to multiple production facilities in order to diversify our manufacturing base. We expect to bring online additional facilities in the future. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products, as well as delays in deliveries of materials for the construction of such manufacturing facilities in more remote locations. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering or utility problems, equipment damage, accidents, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. For example, if power and steam are not available to the Solazyme Bunge JV’s production facility on a consistent and reliable basis, the development and commercialization of the Solazyme Bunge JV’s products will be adversely affected, which would adversely affect our financial results and business prospects. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or other microalgae-based products we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.
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
In the fuels and chemicals markets, we have entered into a joint venture arrangement with Bunge that will focus on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a strategic collaboration with ADM for the manufacture of products to be sold primarily to the industrial and nutritionals markets in North America, and have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (“Sephora”), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
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

Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in legal proceedings with our former partners, Therabotanics, LLC and Roquette Freres S.A. For additional information regarding the Therabotanics proceeding, see “Part II, Item 1. Legal Proceedings” and for additional information regarding the proceeding with Roquette, see the risk factor titled, “Our joint venture with Roquette has been dissolved. We are currently in arbitration with Roquette as to several issues related to the dissolution of the joint venture. We may have other disputes with Roquette related to the joint venture and its business,” of “Part II, Item 1A. Risk Factors”.
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
We and Bunge have both agreed to provide various administrative services to the Solazyme Bunge JV, and Bunge will also provide working capital to the Solazyme Bunge JV through a revolving loan facility, with a portion of the repayment for start-up expenses to be guaranteed by us. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays related to the acquisition of the facility site from the landowners and delays or cost overruns in connection with the ramp up of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the corporate loan guarantee to be entered into as a condition of the Solazyme Bunge JV drawing down amounts in excess of amounts supported by bank guarantees under the loan agreement with BNDES. In addition, we will be required to maintain the required license, granted by the Sao Paulo State Environmental Department, to operate the production facility. Any negative event with respect to these issues would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay completion of the Solazyme Bunge JV facility and/or the expansion of the Solazyme Bunge JV’s capacity and the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.

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

In the oil field services market, our EncapsoTM lubricant will compete with incumbent drilling lubricants and other specialty lubricants. Potential customers may be reluctant to adopt an algae-based product because of their unfamiliarity with our technology. Our EncapsoTM lubricant has been subjected only to a limited number of on-site drilling trials, and certain customers may require further data and operating history prior to committing to purchase.
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
We expect that our customers will include large companies that sell consumer products, food products and chemical products, as well as large users of oils for fuels and lubricants for oil field operations and other applications. Because we began commercializing our consumer products in the last few years, have only recently begun to commercialize food ingredient products on our own, and are still in the process of developing our products for the nutrition, fuels and chemicals, oil field services and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.
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
Our growth is taking place across four distinct target markets: fuels and chemicals, nutrition, oil field services and skin and personal care. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations continue to grow, the simultaneous management of development, production and commercialization across all four target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.
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
Our consumer products are subject to regulation by various government agencies both within and outside the United States. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our consumer products.
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
We expect to face competition for our products in the fuels and chemicals markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products, we may not be successful in bringing our products to market or further growing our business.
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

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing regulations and policies that impact the fuel, chemical, nutrition, oil field services or skin and personal care markets;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. As of March 31, 2014, approximately $61.3 million aggregate principal amount of the 2018 Notes was outstanding. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.
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
As of June 30, 2014, our total consolidated indebtedness was $211.2 million. Of our $211.2 million of indebtedness, $38,000 is currently secured. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes. See Note 3 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Notes 11 and 15 in the accompanying notes for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. Further, under our Collaboration Agreement with ADM, we have the right to deliver our common stock for a portion of the annual amounts due under the agreement for use and operation of the Clinton Facility. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Tyler W. Painter
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: August 1, 2014