Form 10-Q
period 2014-09-30
SOLAZYME INC
filed 2014-11-06
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value per share	79,299,230 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,305	$54,977
Marketable securities	189,876	112,544
Accounts receivable, net	7,614	10,452
Unbilled revenues	5,684	1,101
Inventories	15,408	9,836
Prepaid expenses and other current assets	3,807	2,907
Total current assets	282,694	191,817
Property, plant and equipment, net	38,034	40,089
Investment in unconsolidated joint venture	41,896	22,532
Other assets	1,692	4,267
Total assets	$364,316	$258,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,631	$7,949
Accrued liabilities	21,677	15,005
Current portion of long-term debt	22	65
Deferred revenue	1,912	2,275
Total current liabilities	33,242	25,294
Deferred revenue	300	—
Warrant liability	—	688
Long-term debt	—	10,374
Convertible debt, inclusive of derivative liabilities of $1,660 and $5,914 at September 30, 2014 and December 31, 2013, respectively; and net of unamortized debt discounts of $11,693 and $4,610 at September 30, 2014 and December 31, 2013, respectively.	201,100	83,083
Other liabilities	1,051	318
Total liabilities	235,693	119,757
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 79,289,677 and 68,744,534 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	79	69
Additional paid-in capital	558,805	448,990
Accumulated other comprehensive loss	(6,669)	(3,794)
Accumulated deficit	(423,592)	(306,317)
Total stockholders’ equity	128,623	138,948
Total liabilities and stockholders’ equity	$364,316	$258,705
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Research and development programs	$5,936	$5,824	$17,896	$14,764
Product revenues	11,623	4,797	27,993	13,712
Total revenues	17,559	10,621	45,889	28,476
Costs and operating expenses:
Cost of product revenues	6,598	1,450	14,458	4,400
Research and development	20,571	17,556	63,470	46,191
Sales, general and administrative	25,883	15,708	68,127	46,010
Total costs and operating expenses	53,052	34,714	146,055	96,601
Loss from operations	(35,493)	(24,093)	(100,166)	(68,125)
Other income (expense):
Interest and other income, net	365	347	993	1,066
Interest expense	(3,553)	(1,961)	(9,955)	(5,642)
Loss from equity method investments	(7,201)	(2,360)	(15,313)	(5,541)
Gain (loss) from change in fair value of warrant liability	—	200	688	(425)
Gain (loss) from change in fair value of derivative liabilities	6,205	(2,836)	6,478	(4,386)
Total other income (expense)	(4,184)	(6,610)	(17,109)	(14,928)
Net loss	$(39,677)	$(30,703)	$(117,275)	$(83,053)
Net loss per share, basic and diluted	(0.50)	(0.47)	(1.57)	(1.32)
Weighted average number of common shares used in loss per share computation, basic and diluted	78,866,597	64,811,632	74,716,284	62,782,668
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(39,677)	$(30,703)	$(117,275)	$(83,053)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(154)	98	(206)	(235)
Foreign currency translation adjustment	(4,878)	(75)	(2,668)	(492)
Other comprehensive income (loss)	(5,032)	23	(2,874)	(727)
Total comprehensive loss	$(44,709)	$(30,680)	$(120,149)	$(83,780)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(117,275)	$(83,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,686	3,592
Gain on sale of available for sale securities	(8)	—
Net amortization of premiums on marketable securities	1,169	1,332
Amortization of debt discount	1,405	941
Amortization of loan fees	189	307
Warrant expense related to vesting of ADM Warrant	478	—
Debt conversion expense	1,766	—
Stock-based compensation expense	18,693	14,452
Loss from equity method investments	15,677	5,541
Revaluation of warrant liability	(688)	425
Revaluation of derivative liabilities	(6,478)	4,386
Changes in operating assets and liabilities:
Accounts receivable	(3,631)	(6,925)
Unbilled revenue	(4,581)	595
Inventories	(5,572)	(1,591)
Prepaid expenses and other current assets	(918)	469
Other assets	3,582	—
Accounts payable	4,674	(850)
Accrued liabilities	6,712	1,795
Deferred revenue	(63)	2,154
Other current and long-term liabilities	736	(487)
Net cash used in operating activities	(79,447)	(56,917)
Investing activities:
Purchases of property, plant and equipment	(5,638)	(6,528)
Purchases of marketable securities	(169,789)	(115,110)
Maturities of marketable securities	84,605	94,801
Proceeds from sales of marketable securities	6,551	9,419
Capital contributions in unconsolidated joint venture	(30,550)	(7,431)
Capitalized interest related to unconsolidated joint venture	(620)	(831)
Restricted cash	(732)	—
Net cash used in investing activities	(116,173)	(25,680)
Financing activities:
Repayments under loan agreements	(10,417)	(14,902)
Proceeds from the issuance of senior subordinated convertible notes, net of debt discount	143,894	119,750
Proceeds from the issuance of common stock	7,427	3,260
Proceeds from issuance of common stock, pursuant to ESPP	1,441	1,039
Proceeds from issuance of common stock in a public offering, net of underwriting discounts and commission	59,259	—
Early exercise of stock options subject to repurchase	(4)	(26)
Proceeds from borrowings under loan agreements	—	10,369
Payment for loan costs and fees	(465)	(541)
Cash settlement of vested restricted stock units	(68)	—
Net cash provided by financing activities	201,067	118,949
Effect of exchange rate changes on cash and cash equivalents	(119)	10
Net increase of cash and cash equivalents	5,328	36,362
Cash and cash equivalents — beginning of period	54,977	30,818
Cash and cash equivalents — end of period	$60,305	$67,180
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$3,838	$3,480
Income taxes paid in cash	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Capital assets in accounts payable and accrued liabilities	$432	$1,115
Change in unrealized (loss) gain on marketable securities	$(206)	$(235)
Foreign currency translation adjustment related to unconsolidated joint venture	$(2,629)	$—
Capital contribution to unconsolidated joint venture settled with reduction of receivable from unconsolidated joint venture	$6,500	$—
Common stock issued in lieu of cash bonus	$—	$121
Common stock issued in connection with use and operation of the Clinton Facility	$—	$2,655
Conversion of Senior Convertible Notes to common stock	$2,461	$40,616
Early conversion payment on Senior Convertible Notes settled in common stock	$217	$3,602
Conversion of Senior Convertible Notes pursuant to inducement settled in common stock	$18,125	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), the operations of which began in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed to own the Peoria, Illinois facility assets and related promissory note in the second quarter of 2011. All intercompany accounts and transactions have been eliminated in consolidation.
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
On November 3, 2010, the Company entered into a joint venture, Solazyme Roquette Nutritionals, LLC (“SRN”), with Roquette Frères, S.A. (“Roquette”), 50% owned by the Company and 50% owned by Roquette. The Company determined that this joint venture was a VIE and the Company was not required to consolidate its 50% ownership in this joint venture. Therefore, this joint venture was accounted for under the equity method of accounting. In June 2013, the Company and Roquette agreed to dissolve SRN and on July 18, 2013, SRN was dissolved (see Note 8).

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for other interim periods or future years.
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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net loss	$(39,677)	$(30,703)	$(117,275)	$(83,053)
Denominator
Weighted-average number of common shares used in net loss per share calculation	78,866,597	64,823,095	74,716,970	62,802,684
Less: Weighted-average shares subject to repurchase	—	(11,463)	(686)	(20,016)
Denominator: basic and diluted	78,866,597	64,811,632	74,716,284	62,782,668
Net loss per share, basic and diluted	$(0.50)	$(0.47)	$(1.57)	$(1.32)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, as their effect was anti-dilutive:

	September 30,
	2014	2013
Options to purchase common stock	11,363,128	10,202,053
Common stock subject to repurchase	—	8,623
Restricted stock units	2,028,289	1,909,224
Warrants to purchase common stock	1,250,000	1,500,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	9,905,521
Total	33,432,413	23,525,421
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
4. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$69,856	$33	$(90)	$69,799
Asset-backed securities	56,285	13	(36)	56,262
Commercial paper	30,596	2	—	30,598
Mortgage-backed securities	21,348	31	(81)	21,298
Government and agency securities	9,208	7	(5)	9,210
Municipal bonds	2,704	5	—	2,709
Total	$189,997	$91	$(212)	$189,876

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$45,414	$75	$(7)	$45,482
Asset-backed securities	21,222	12	(8)	21,226
Mortgage-backed securities	15,110	33	(26)	15,117
Commercial paper	13,890	2	—	13,892
Government and agency securities	12,255	9	—	12,264
Municipal bonds	3,817	—	(4)	3,813
Certificates of deposit	750	—	—	750
Total	$112,458	$131	$(45)	$112,544
The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by stated maturity as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$62,295	$62,305	$59,384	$59,448
Due in 1-2 years	53,133	53,116	21,628	21,641
Due in 2-3 years	36,349	36,300	10,063	10,060
Due in 3-4 years	10,958	10,961	—	—
Due in 4-9 years	10,404	10,402	7,587	7,610
Due in 9-20 years	1,350	1,361	1,629	1,639
Due in 20-33 years	15,508	15,431	12,167	12,146
	$189,997	$189,876	$112,458	$112,544
Marketable securities classified as available-for-sale are carried at fair value as of September 30, 2014 and December 31, 2013. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $95.3 million as of September 30, 2014. Gross unrealized losses on available-for-sale securities were $0.2 million as of September 30, 2014, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $2.7 million and $27,000 as of September 30, 2014, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$20,701	$6,353	$—	$27,054
Marketable securities	1,803	188,073	—	189,876
Total	$22,504	$194,426	$—	$216,930
Financial Liabilities
Derivative liabilities	$—	$—	$1,660	$1,660

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$15,683	$5,869	$—	$21,552
Marketable securities	—	112,544	—	112,544
Total	$15,683	$118,413	$—	$134,096
Financial Liability
Derivative liability	$—	$—	$5,914	$5,914
Warrant liability	—	—	688	688
Total	$—	$—	$6,602	$6,602
The Company had no transactions measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and nine months ended September 30, 2014 and 2013, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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
The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	September 30, 2014	April 1, 2014	December 31, 2013
	Notes	2019 Notes	2018 Notes
Stock price	$7.46	$11.79	$10.89
Risk-free interest rate	N/A	N/A	1.31%
Estimated credit spread	890 basis points	960 basis points	N/A
Estimated stock volatility	55%	53%	50%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair values of the embedded derivatives. The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	September 30, 2014	April 1, 2014	December 31, 2013
2018 Notes	$815	N/A	$5,914
2019 Notes	$845	$3,903	N/A
The $5.1 million net decrease in the estimated fair value of the embedded derivative for the 2018 Notes between December 31, 2013 and September 30, 2014 represents an unrealized gain of $4.1 million that has been recorded as gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the nine months ended September 30, 2014, and fair value adjustments related to conversions made in the nine months ended September 30, 2014 of $1.0 million. The $3.1 million decrease in the estimated fair value of the embedded derivative for the 2019 Notes between the issuance date of April 1, 2014 and September 30, 2014 represents an unrealized gain that has been recorded as a gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the nine months ended September 30, 2014.
Warrant Liability – The valuation of the warrant liability above is discussed in Note 8.

The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of September 30, 2014 (in thousands):

Fair value at December 31, 2013	$6,602
Fair value of derivative liability for 2019 Notes recorded on measurement date	3,903
Change in fair value of derivative liabilities of the Notes recorded as a gain	(7,154)
Adjustment to fair value of derivative liability related to early conversion of the 2018 Notes	(1,003)
Change in fair value of warrant liability recorded as a gain	(688)
Fair value at September 30, 2014	$1,660
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of September 30, 2014 and December 31, 2013 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $225.5 million at September 30, 2014 based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg, and the fair value of the 2018 Notes to be $117.7 million at December 31, 2013 using a midmarket pricing convention (the midpoint price between bid and ask prices) quoted from Bloomberg.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$1,821	$1,318
Work in process	8,505	6,191
Finished goods	5,082	2,327
Total inventories	$15,408	$9,836
7. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Plant equipment	$29,808	$25,918
Building and improvements	5,807	5,514
Lab equipment	7,544	6,445
Leasehold improvements	2,637	2,659
Computer equipment and software	4,071	3,387
Furniture and fixtures	651	603
Land	430	430
Automobiles	194	49
Construction in progress	2,830	6,378
Total	53,972	51,383
Less: accumulated depreciation and amortization	(15,938)	(11,294)
Property, plant and equipment—net	$38,034	$40,089
Construction in progress as of September 30, 2014 and December 31, 2013 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.6 million and $4.7 million for the three and nine months ended September 30, 2014, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2013, respectively.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The Company expects this production facility to have annual production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012. In May 2014, the Solazyme Bunge JV Plant produced its first commercially saleable products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ lubricant products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity as the Company works to increase efficiency in unit operations, and balances production volumes with operating costs as it focuses on higher value products. The Company expects that additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. The Solazyme Bunge JV Plant leverages the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a four member board of directors, two from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company committed to make an initial capital contribution of up to $36.3 million in fiscal 2012 and, additional capital contributions of up to an additional $36.3 million beginning after December 31, 2012, primarily to fund the construction of the Solazyme Bunge JV Plant. The Company and Bunge each contributed capital in the amount of $59.3 million through September 30, 2014, comprised of $37.0 million, $12.3 million and $10.0 million during the nine months ended September 30, 2014 and during the years ended December 31, 2013 and 2012, respectively, to the Solazyme Bunge JV. In August 2014, the Company contributed $6.5 million to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV of $6.5 million. The Company and Bunge each contributed capital in the amount of $1.0 million in October 2014. The Company’s capital contributions paid in cash were recorded as an increase to investment in unconsolidated joint venture and a corresponding decrease to cash and cash equivalents.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the construction of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction of the Solazyme Bunge JV Plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three and nine months ended September 30, 2014 the Company recognized $7.2 million and $15.7 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV. During the three and nine months ended September 30, 2013 the Company recognized $2.3 million and $4.1 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Bunge Warrant was to vest (i) 25% on the date that Solazyme and Bunge entered into a joint venture agreement to construct and operate a commercial-scale renewable oil production facility ("first tranche"); (ii) 50% upon the commencement of construction of the Solazyme Bunge JV Plant ("second tranche"); and (iii) 25% on the date upon which the aggregate output of triglyceride oil at the Solazyme Bunge JV Plant reached 1,000 MT ("third tranche"). The number of warrant shares issuable was subject to adjustment for failure to achieve the performance milestones on a timely basis, as well as certain changes to the capital structure of Solazyme Bunge JV and corporate transactions. The Bunge Warrant expires in May 2021.
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
On April 2, 2012, the Company recorded an investment in the Solazyme Bunge JV of $10.4 million, equal to the fair value of the Bunge Warrant, and recorded a corresponding $2.7 million of additional paid-in capital for the vested first tranche of the Bunge Warrant shares and $7.7 million of warrant liability for the unvested Bunge Warrant shares as of that date. The fair value of the Bunge Warrant was determined using the Black-Scholes option pricing model. The warrant liability is remeasured to fair value at each balance sheet date and/or upon vesting, and the warrant liability is reclassified to additional paid-in capital upon vesting. On June 20, 2012, the second tranche of the Bunge Warrant shares vested, resulting in a reclassification of $4.6 million, which represented the fair value as of that date, to additional paid-in capital. The Company had a $0.7 million warrant liability associated with the unvested third tranche of the Bunge Warrant shares as of December 31, 2013. The fair value of the warrant liability was determined using the Black-Scholes option pricing model based upon the following assumptions as of December 31, 2013: volatility of 50%, risk-free interest rate of 2.45%, exercise price of $13.50 and an expected life of 7.34 years. As of June 30, 2014, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche could no longer vest. The Company recorded a net unrealized gain related to the change in the fair value of the warrant liability of $0 and $0.7 million during the three and nine months ended September 30, 2014, respectively, and a net unrealized gain of $0.2 million and a net unrealized loss of $0.4 million during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, 750,000 of the Bunge Warrant shares had vested.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $100.8 million based on the exchange rate as of September 30, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding supports the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of September 30, 2014, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and nine months ended September 30, 2014.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of September 30, 2014 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investment in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$4,083	$5,287	$41,896	$—	$66,847

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $14.5 million based on the exchange rate at September 30, 2014)

and non-cancelable purchase obligations of R$2.6 million (approximately $1.1 million based on the exchange rate at September 30, 2014).
The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of June 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively, was as follows (in thousands):

	September 30, 2014	December 31, 2013
Current assets	$3,974	$9,872
Noncurrent assets	197,746	127,346
Total assets	$201,720	$137,218
Current liabilities	40,853	20,798
Noncurrent liabilities	90,737	90,933
JV's partners' capital, net	70,130	25,487
Total liabilities and partners' capital, net	$201,720	$137,218

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$540	$—	$540	$—
Net losses	$10,992	$4,289	$23,822	$7,350
Solazyme Roquette Joint Venture
In November 2010, the Company entered into a joint venture agreement with Roquette. The purpose of the joint venture, Solazyme Roquette Nutritionals, LLC (“SRN”), was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which the Company has not applied its targeted recombinant technology, in a fermentation production process to produce materials for use in the following fields: (i) human foods and beverages, (ii) animal feed and (iii) nutraceuticals. In June 2013, the Company and Roquette agreed to dissolve SRN and on July 18, 2013, SRN was dissolved. After assessing the recoverability of SRN amounts capitalized on the Company’s balance sheet, the Company recorded charges to Loss From Equity Method Investments in its condensed consolidated statement of operations of $0.7 million for unrecoverable receivables due from SRN, and $0.7 million for unrecoverable capital contributions made to SRN during the nine months ended September 30, 2013.
The Company had determined that SRN was a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of SRN. Prior to SRN’s dissolution, the Phase 1 plant operations and market development activities were the activities of SRN that most significantly impacted its economic performance. The Company did not have the obligation to absorb the losses of SRN that could potentially be significant to SRN, and the Company and Roquette had equally shared decision-making powers over certain significant activities of SRN. Therefore, the Company did not consider itself to be SRN’s primary beneficiary since inception of this joint venture and as such had never consolidated the financial results of SRN. The Company accounted for its interests in SRN under the equity method of accounting.
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $3.3 million and $10.2 million during the three and nine months ended September 30, 2014, respectively, and $3.4 million and $5.1 million in the three and nine months ended September 30, 2013, respectively. The Company also recognized product revenues from sales to the Solazyme Bunge JV of $1.3 million and $2.7 million during the three and nine months ended September 30, 2014, respectively, and $0 in the three and nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, the Company had receivables of $4.1 million and $6.9 million, respectively, due from the Solazyme Bunge JV. At September 30, 2014 and December 31, 2013, the Company had unbilled revenues of $5.3 million and $1.1 million, respectively, related to the Solazyme Bunge JV.

9. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation and related liabilities	$8,252	$7,959
Accrued interest	4,439	2,166
Accrued professional fees	698	350
Accrued litigation settlement	4,750	—
Accrued costs under the Collaboration Agreement	1,732	2,629
Other accrued liabilities	1,806	1,901
Total accrued liabilities	$21,677	$15,005
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
In October 2011, the Company entered into a joint development agreement with Unilever (the Company’s fourth agreement with Unilever), which expanded its current research and development efforts. In September 2013 the Company and Unilever entered into a commercial supply agreement for at least 10,000 MT of the Company's algal oil, and in September 2014, the Company and Unilever agreed to extend the joint development agreement through September 30, 2015.
Department of Energy—In December 2009, the U.S. Department of Energy (“DOE”) awarded the Company approximately $21.8 million to partially fund the construction, operation, and optimization of an integrated biorefinery. The project commenced in 2010 and is near completion. The payments received are not refundable and are based on a contractual reimbursement of costs incurred.
During the three and nine months ended September 30, 2014 and 2013, the Company recognized no revenues from the DOE. The Company had no unbilled revenue and no deferred revenue balances related to this award as of September 30, 2014 and December 31, 2013.
Algenist® Distribution Partners—The Company entered into a distribution contract with Sephora S.A. (Sephora EMEA) in December 2010 to distribute the Algenist® product line in Sephora stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, the Company also entered into a distribution arrangement with Sephora USA, Inc. (Sephora Americas) to sell the Algenist® product line in the Sephora Americas stores (which currently includes locations in the United States and Canada). Under both arrangements, the Company pays the majority of the costs associated with marketing the products, although both Sephora EMEA and Sephora Americas contribute in the areas of public relations, training and marketing to support the brand. Sephora EMEA creates the marketing material, but the Company has an approval right over the materials and ultimately the Company has control over the marketing budget. With Sephora Americas, the Company is responsible for creating certain marketing and training materials. The Company is obligated to fund minimum marketing expenditures under the agreement with Sephora EMEA. The Company has also granted a license to Sephora Americas and Sephora EMEA to use the Algenist® trademarks and logos to advertise and promote the product line. In March 2011, the Company entered into an agreement with QVC, Inc. (“QVC”) and launched the sale of its Algenist® product line through QVC’s multimedia platform. In July 2014, the Company entered into an agreement with ULTA Beauty to sell the Algenist® line in its retail stores throughout the United States.
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
During the three and nine months ended September 30, 2014, the Company recorded rent expense related to the ADM Warrant of $0.1 million and $0.5 million, respectively, equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the nine months ended September 30, 2014: average volatility of 54%, average risk-free interest rate of 1.63%, exercise price of $7.17, stock price range of $9.32 to $12.97 and range of expected remaining life of 4.4 to 5.0 years. As of September 30, 2014, 91,666 of the ADM Warrant shares had vested.
Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $0 and $1.5 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and nine months ended September 30, 2014, respectively, and $0 and $4.0 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and nine months ended September 30, 2013, respectively.

11. DEBT
A summary of the Company’s debt as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Secured and unsecured debt
Equipment note	$22	$70
HSBC facility	—	10,369
Total secured and unsecured debt	22	10,439
Convertible senior subordinated notes	211,133	81,779
Total debt	211,155	92,218
Add:
Fair value of embedded derivative	1,660	5,914
Less:
Unamortized debt discount	(11,693)	(4,610)
Current portion of debt	(22)	(65)
Long-term portion of debt	$201,100	$93,457
Total interest costs incurred related to the Company’s total debt were $2.8 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, and $1.3 million and $4.8 million for the three and nine months ended September 30, 2013, respectively. Total interest costs capitalized during the three and nine months ended September 30, 2014 were $0 and $0.6 million, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2013, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which had activities in progress necessary to commence its planned principal operations through May 2014. The Company was in compliance with all debt covenants as of September 30, 2014 and December 31, 2013.
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
Peoria Facility Note—In March 2011, the Company entered into an agreement to purchase a development and commercial production facility with multiple 128,000-liter fermenters, and an annual oil production capacity of over 2,000,000 liters (1,820 MT) located in Peoria, Illinois ("Peoria Facility") for $11.5 million. This transaction closed in May 2011, and the Company paid for the aggregate purchase price with available cash and borrowed $5.5 million under a promissory note, mortgage and security agreement from the seller. The Company began initial fermentation operations in the facility in the fourth quarter of 2011 and commissioned its first integrated biorefinery in June 2012 under its DOE program. The principal was paid in two lump sum payments in March 2012 and February 2013. The note is interest-free and secured by the real and personal property acquired from the seller. The assets acquired and the related note payable were recorded based upon the present value of the future payments assuming an imputed interest rate of 3.25%, resulting in a discount of $0.3 million. The $0.3 million loan discount was recognized as interest expense over the loan term utilizing the effective interest method.
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest under the SVB facility (as defined above). The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. On June 27, 2014, the remaining outstanding balance of the HSBC facility was paid in full. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, approximately $20.5 million of the HSBC facility remained available as of September 30, 2014.
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
On June 19, 2014, the Company entered into note exchange agreements (the “Exchange Agreements”) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with the Company for 2,409,964 shares of the Company's common stock. The Exchange Agreements settled on June 30, 2014. As the Exchange Agreements were considered induced conversions under the applicable accounting guidance, the Company recognized $1.8 million of debt conversion expense reflected in interest expense in the condensed consolidated statements of operations during the nine month ended September 30, 2014, representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the 2018 Notes. As of September 30, 2014, $63.4 million of the 2018 Notes had been converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2014, the Company issued nil and 2,743,475 shares of its common stock, respectively, to settle both the 2018 Note conversions and early conversion payments, including the settlements under the Exchange Agreements. The Company had $61.6 million aggregate principal amount of 2018 Notes outstanding as of September 30, 2014.

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
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock. The Company had $149.5 million aggregate principal amount of 2019 Notes outstanding as of September 30, 2014.
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
The Company evaluated the embedded derivatives resulting from the early conversion payment features within the indenture for bifurcation from the Notes. The early conversion payment features were not deemed clearly and closely related to the Notes and were bifurcated as embedded derivatives. The Company recorded these embedded derivatives (derivative liabilities) at fair value, which are included as a component of Convertible Debt on its condensed consolidated balance sheets with corresponding debt discounts that are netted against the principal amount of the Notes. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income and expense. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model. See Note 5.
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
12. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements
The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent liability of $1.1 million as of September 30, 2014, and a deferred rent asset of $3.6 million and a deferred rent liability of $0.3 million as of December 31, 2013.
The Company currently leases 96,000 square feet of office and laboratory space located in two buildings on adjacent properties in South San Francisco (“SSF”), California. The term of the current lease will end in February 2015.

In July 2014, the Company entered into a new lease agreement for the SSF properties, under which it will lease approximately 10,000 additional square feet of office and laboratory space for a total of 106,000 square feet. The term of the new lease commences in February 2015 and ends in January 2018. This lease agreement includes scheduled rent increases over the lease term, and the Company was required to provide the landlord with letters of credit amounting to $0.7 million, which was recorded to restricted cash in the condensed consolidated balance sheets as of September 30, 2014. In addition, the landlord will reimburse the Company up to $1.6 million of improvements to the leased property, subject to certain requirements. This reimbursement is considered a lease incentive and shall be recognized as a deferred lease incentive liability and recognized as a reduction of rent expense by the Company on a straight-line basis over the term of the lease.
In September 2014, the Company entered into a new lease agreement for approximately 5,000 square feet of office space located in Glendale, California. The term of the new lease commences in November 2014 and ends in October 2017.
The Company also leases office and laboratory space in Brazil. The term of the lease is five years, and the lease commenced on April 1, 2011 and expires on April 1, 2016. The rent is currently 35,300 Brazilian Real (approximately $14,500 based on the exchange rate at September 30, 2014) per month and is subject to an annual inflation adjustment. The Company pays its proportionate share of operating expenses. The Company may cancel this lease agreement at any time, but would be subject to paying the lessor the maximum of a three month rent penalty.
The Company entered into several auto lease agreements during the years ended December 31, 2012 and 2013. These lease agreements contain early cancellation penalties ranging from 50% - 80% of their remaining lease values. The remaining value of the leases as of September 30, 2014 was 0.3 million Brazilian Real (approximately $0.1 million based on the exchange rate at September 30, 2014).
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
Downstream processing of products produced at the Clinton Facility is performed at the Galva Facility. The Company entered into a Manufacturing Services and Facility Licensing Agreement (“Manufacturing and Facility Agreement”) in June 2013 with a wholly owned subsidiary of American Natural Processors, Inc. for the use and operation of the Galva Facility, a portion of which may be paid in the Company’s common stock. As of September 30, 2014, no payments under the Manufacturing and Facility Agreement had been made in common stock. The cash payments under the Manufacturing and Facility Agreement are accounted for as an operating lease.
Rent expense was $2.6 million and $7.9 million for the three and nine months ended September 30, 2014, respectively, and $2.1 million and $4.5 million for the three and nine months ended September 30, 2013, respectively.
Contractual Obligations—As of September 30, 2014 the Company had non-cancelable purchase obligations of $0.9 million.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $100.8 million based on the exchange rate as of September 30, 2014), which will support the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of September 30, 2014 the bank guarantee was in place and the corporate guarantee was not. See also Note 8.
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
In July 2012, a complaint was filed in the Los Angeles Superior Court by Therabotanics, LLC and Solabotanics, LLC against the Company, Sephora USA, Inc. and the Company's Senior Vice President Frederic Stoeckel alleging various causes of action in connection with the Company’s joint venture with Therabotanics. The Plaintiffs alleged that the Company misappropriated assets of the joint venture and failed to produce an infomercial with the joint venture. The Plaintiffs claimed unspecified damages and injunctive relief. In June 2013, the Company filed an Answer in which it denied each and every allegation made by the Plaintiffs in their Complaint and filed a Cross-Complaint against Therabotanics and certain named individuals. In January 2014, the Plaintiffs filed a Third Amended Complaint in which the Company's Chief Executive Officer, Jonathan Wolfson, and Sephora, S.A. were added as additional defendants. In September 2014 the parties agreed to settle the litigation in exchange for a settlement payment from the Company to Therabotanics of $4.8 million, which was paid in October 2014. As of September 30, 2014, the $4.8 million litigation settlement amount was accrued in the condensed consolidated balance sheets, and the Company recorded $3.9 million and $4.8 million of litigation expense to sales, general and administrative expenses in its condensed consolidated statements of operations in the three and nine months ended September 30, 2014, respectively. As part of the settlement the Company denied all claims made by the Plaintiffs and all parties granted releases to all other parties. The Company maintains corporate insurance and the insurer has confirmed that it will reimburse a portion of both the litigation settlement and external legal fees that is estimated at $0.3 million ($0.2 million for portion of the litigation settlement and $0.1 million for external legal fees).
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

The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$3,340	$3,073	$11,670	$9,601
RSUs/RSAs	2,748	1,728	6,665	4,114
PSUs	—	264	—	334
ESPP	200	166	358	403
Stock-based compensation expense	$6,288	$5,231	$18,693	$14,452
Research and development	1,941	$1,544	$5,671	$4,111
Sales, general and administrative	4,347	3,687	13,022	10,341
Stock-based compensation expense	$6,288	$5,231	$18,693	$14,452
Common Stock Warrants—In May 2011, the Company granted Bunge a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of September 30, 2014, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares can no longer vest. Refer to Note 8 for a description of the vesting terms and a discussion of the accounting for the Bunge Warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 2019. As of September 30, 2014, 91,666 of the warrant shares had vested. In addition, in March 2013 the Company issued a series of warrants to ADM for payment in stock or cash, at its election, of future annual fees for use and operation of the Clinton Facility. In November 2013, the Company issued 423,278 shares of its common stock to ADM upon the exercise by ADM of one of the series of warrants to receive a payment in cash, stock or combination thereof, for the use and operation of a portion of the Clinton Facility. See Note 10 and Note 12.
Performance-Based Restricted Stock Units—As of December 31, 2013, 100,000 shares of PSUs were unvested. During the three months ended March 31, 2014, 100,000 shares of unvested PSUs were canceled, and there were no shares of unvested PSUs as of March 31, 2014. No additional PSUs were granted during the nine months ended September 30, 2014.
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
We are also developing food oils and powders targeted at nutritional markets. Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. In addition, we have developed novel methods of preparing powdered food ingredients, which we are commercializing under our brand name, AlgaViaTM, namely AlgaViaTM Whole Algal Flour and AlgaViaTM Whole Algal Protein. These powdered ingredients are composed of whole algal cells, which include the cell wall, oil and other valuable cellular products held within the cell.
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

•
In April 2012, we executed a joint venture agreement with Bunge Global Innovation, LLC and certain of its affiliates (collectively, Bunge) (Joint Venture Agreement), one of the largest sugarcane processing companies in Brazil, establishing a joint venture (Solazyme Bunge JV) to construct and operate a 100,000 MT purpose-built production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s sugarcane mill in Moema, Brazil. In May 2014, the Solazyme Bunge JV produced its first commercially saleable products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ lubricant products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity as we work to increase efficiency in unit operations, and balance production volumes with operating costs as we focus on higher value products. We expect that additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. See “Significant Partner Agreements.”

•
In November 2012, we executed a strategic collaboration agreement with ADM to produce algal triglyceride oil products at ADM’s facility in Clinton, Iowa (the Clinton Facility). In January 2014, we began commercial scale production of our products at the Clinton Facility. See “Significant Partner Agreements.”

•
In January 2014, we commenced commercial operations at both the Clinton Facility and the downstream companion facility operated by American Natural Processors, Inc. (ANP). We, along with ADM and ANP, have manufactured four distinct products at the facilities, and products are being sold and distributed. Production at the ADM and ANP facilities is expected to ramp towards nameplate capacity of 20,000 MT/year as we refocus the Clinton Facility on higher margin products such as Encapso™ lubricant and otherwise balance production with operating expenses.

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
Within our consumer products business, we have developed a portfolio of innovative and branded microalgae-based consumer products. Our first major ingredient was Alguronic Acid®, which was formulated into a full range of skin care products. Since its launch in March 2011, we have commercialized Algenist®, which is an anti-aging skin care line marketed to date primarily through Sephora S.A. and its affiliates (Sephora) and QVC. In April 2014, our Algenist® line launched at Nordstrom, our first high-end department store retail channel. In July 2014, our Algenist® line launched at ULTA Beauty retail stores throughout the United States. We have also expanded our international distribution and are currently selling in over 2,000 retail stores in 17 countries including member countries of the EU, Mexico, Canada and China. In 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use microalgae oil as a replacement for the essential oils currently used in skin care products.
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
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable algal oil production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant leverages our technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. We expect this production facility to have an annual nameplate production capacity of 100,000 MT of oil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian Development Bank. In May 2014, the Solazyme Bunge JV Plant produced its first commercially saleable products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ lubricant products have been manufactured; production is continuing and is expected to ramp toward nameplate capacity as we work to increase efficiency in unit operations, and balance production volumes with operating costs as we focus on higher value products. We expect that additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV.
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
In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity from the current 100,000 MT nameplate capacity under construction in Brazil to 300,000 MT by 2016 at select Bunge owned and operated processing facilities worldwide. In addition, we and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. We and Bunge intend to work together through joint market development to bring new, healthy, edible oils to the Brazilian market.
Refer to Note 8 and Note 10 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.
ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. The Clinton Facility is producing algal triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock and currently has an initial target nameplate capacity of 20,000 MT per year of algal triglyceride oil products, which we are targeting to attain as we refocus the Clinton Facility on higher margin products such as Encapso™ lubricant and otherwise balance production with operating expenses. We have an option to expand the nameplate capacity to 40,000 MT per year with the potential to further expand production to 100,000 MT per year. We are also working together with ADM to develop markets for the products produced at the Clinton Facility. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities.
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
Roquette. In November 2010, we entered into a joint venture agreement with Roquette, forming SRN. The purpose of SRN was to engage in manufacturing, distribution, sales, marketing and support of products and services related to the use of microalgae to which we have not applied our targeted recombinant technology in a fermentation production process to produce materials for use in the following fields: (1) human foods and beverages; (2) animal feed; and (3) nutraceuticals. In June 2013, we and Roquette agreed to dissolve SRN and on July 18, 2013, SRN was dissolved.
Algenist® Distribution Partners. In December 2010, we entered into a distribution contract with Sephora EMEA to distribute our Algenist® product line in Sephora EMEA stores in certain countries in Europe and select countries in the Middle East and Asia. In January 2011, we also made arrangements with Sephora Americas to sell our Algenist® product line in Sephora Americas stores (which currently includes locations in the United States and Canada). In October 2011, we launched our Algenist® product line at Sephora inside jcpenney stores in the United States. In March 2011, we entered into an agreement with QVC, Inc. (QVC) and launched the sale of our Algenist® product line through QVC’s multimedia platform. In July 2014, we entered into an agreement with ULTA Beauty to sell our Algenist® line in over 700 of its retail stores throughout the United States.
Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement altogether) which expanded our current research and development efforts. In September 2014, we and Unilever extended this joint development agreement through September 30, 2015. In September 2013, we and Unilever entered into a commercial supply agreement for at least 10,000 MT of our algal oil. In May 2014, Unilever announced the initial introduction of our sustainable algal oil into one of its biggest soap brands, Lux.
AkzoNobel. In May 2013 we entered into a joint development agreement with AkzoNobel, a leading global paints and coatings company and a major producer of specialty chemicals, targeting the development and commercial sales of triglyceride oils for use by AkzoNobel in its surface chemistry and decorative paints businesses. Product development efforts began in the second half of 2013, and in July 2014 we entered into a research and development plan with AkzoNobel which extends through June 2017.
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

Revenues from research and development (R&D) programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 34% and 39% of our total revenues for the three and nine months ended September 30, 2014, respectively, as compared to 55% and 52% of our total revenues for the three and nine months ended September 30, 2013, respectively. Revenues from commercial and strategic partner development agreements represented almost 100% of total R&D revenues for both the three and nine months ended September 30, 2014 and 2013.

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
Product revenues represented 66% and 61% of our total revenues for the three and nine months ended September 30, 2014, respectively. Product revenues represented 45% and 48% of our total revenues for the three and nine months ended September 30, 2013, respectively.
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
Through the end of 2013, cost of product revenue consisted primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient, and microalgae oil used in our Algenist® product line. Beginning in the first quarter of 2014, cost of product revenue also includes manufacturing and related third party contract costs associated with the production of our oil-based intermediate/ingredient products, such as Encapso™ lubricant, Tailored™ oils and fuels. Prior to our products' meeting any applicable regulatory requirements, all manufacturing and related production costs are recorded as research and development expenses. In the first quarter of 2014, our Encapso™ lubricant and one of our Tailored™ oils met applicable regulatory requirements, and we began capitalizing certain production costs to inventory. From time to time, certain process development costs related to the manufacturing scale up to nameplate capacity may also be expensed to research and development expense. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our consumer product lines grows and as we commercialize our portfolio of oil-based intermediate/ingredient products targeted at customers in the fuels and chemicals, oil field services and nutrition markets.

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
Interest Expense
Interest expense consists primarily of interest expense related to our debt and debt conversion expense incurred to induce 2018 Note holders to exchange their 2018 Notes. As of September 30, 2014 and December 31, 2013, our outstanding debt, net of debt discounts, was approximately $201.1 million and $93.5 million, respectively. We expect interest expense to increase primarily as a result of issuing $149.5 million of 5.00% Convertible Senior Subordinated Notes due 2019 (the 2019 Notes) in April 2014, and to fluctuate with changes in our debt obligations.
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
Income (Loss) from Equity Method Investments
Income (loss) from our equity method investment in the Solazyme Bunge JV is recorded in our income statement as “Income (Loss) from Equity Method Investments”. In the nine months ended September 30, 2013, we recorded a loss of $1.4 million to Income (loss) from equity method investments, net related to the dissolution of SRN.
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
Results of Operations
Comparison of Three Months Ended September 30, 2014 and 2013
Revenues

	Three Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Revenues:
Research and development programs	$5,936	$5,824	$112
Product revenues	11,623	4,797	6,826
Total revenues	$17,559	$10,621	$6,938
Our total revenues increased by $6.9 million in the third quarter of 2014 compared to the same period in 2013, due to $6.8 million of increased product sales and $0.1 million of increased R&D program revenues in the third quarter of 2014 compared to the same period in 2013. The increase in product revenues was due to commercial sales into the fuels and chemicals and oil field services markets of $4.8 million, which includes $1.3 million of product revenue from the Solazyme Bunge JV in the third quarter of 2014 and a $2.0 million increase in skin care product sales primarily due to new retail customers and increased consumer demand. We began to sell more broadly into the fuels and chemicals and oil field services markets starting in the first quarter of 2014. These sales included our commercial launch of Encapso™ lubricant and Tailored™

oils as well as fuel blend sales as part of our effort to build fuels marketing and commercial development programs, which preliminarily includes the sale and transfer of blended fuels to private (non-government) customers.
We expect product revenues in the fuels and chemicals and oil field services markets to increase as a percentage of total net product revenues as we continue to expand our large-scale production.
R&D program revenues increased by $0.1 million, due primarily to an increase in revenues from development agreements with strategic partners, offset by a decrease in revenues from development agreements with the Solazyme Bunge JV.
Our revenues from development agreements with strategic partners and the Solazyme Bunge JV fluctuate due to timing of the development work performed and achievement of contract milestones defined in these agreements. We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV and expect that our R&D program revenues will continue, as we continue this work and add new strategic partners. In the near term, we don’t expect government program revenues to increase. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities and achievement of milestones with strategic partners.
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
Cost of Product Revenue

	Three Months Ended September 30,
	2014	2013	Change
	(In thousands)
Cost of revenue:
Product	$6,598	$1,450	$5,148
Gross profit:
Product	$5,025	$3,347	$1,678
Gross margin:
Product	43%	70%	(27)%
Beginning in early 2014, cost of product revenue includes 2014 production costs associated with our Encapso™ lubricant and Tailored™ oil, as well as renewable fuels purchased in connection with our fuels marketing and commercial development programs, as we began to sell more broadly to customers in the oil field services market and fuels and chemicals market. Prior to meeting applicable regulatory requirements for these products and during scale-up of the manufacturing process to nameplate capacity, certain Encapso™ lubricant and Tailored™ oil manufacturing and related production costs were charged to research and development expenses in 2013 and throughout the scale-up period. Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold.
Cost of product revenue increased $5.1 million in the third quarter of 2014 compared to the same period in 2013 due to sales of Tailored™ oil and blended fuel sales that began in early 2014 and increased Algenist® product sales. Gross margins decreased from 70% in the third quarter of 2013 to 43% in the third quarter of 2014 primarily due to the higher mix of lower gross margin intermediate and ingredient product sales of fuels, Encapso™ lubricant and Tailored™ oils. The gross margin related to Algenist® products was 69% in the third quarter of 2014 compared to 70% in the same period in 2013, impacted by changes in customer and product mix. The gross margin for our products sold in the fuels, chemicals and oil field services was 7% in the third quarter of 2014, which excludes certain production costs related to the scale-up of plant operations which are recorded to research and development expense. The gross margins for our intermediate and ingredient products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to ramp up our production and sales of intermediate and ingredient products. We expect our overall gross margin to decline as our product mix shifts more to intermediate and ingredient product sales into the fuels and chemicals, nutrition and oil field services markets.
We expect our total cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue commercial production for the fuels and chemicals, oil field services and nutrition markets and as our production volume ramps up as we refocus the Clinton Facility on higher margin products such as Encapso™ lubricant and otherwise balance production volumes with operating expenses. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as we ramp toward nameplate capacity. As production volume increases our cost per MT produced is expected to decrease.
Operating Expenses

	Three Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Operating expenses:
Research and development	$20,571	$17,556	$3,015
Sales, general and administrative	25,883	15,708	$10,175
Total operating expenses	$46,454	$33,264	$13,190
Research and Development Expenses
Our research and development expenses increased by $3.0 million in the third quarter of 2014 compared to the same period in 2013, due primarily to $1.8 million of increased personnel-related and facilities-related costs, $1.1 million of costs related to product development of new algal products and AlgaViaTM food ingredients as well as scale-up of commercial production at the Clinton/Galva Facilities.
Personnel and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $1.9 million in the third quarter of 2014 compared to $1.5 million in the same period in 2013.
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
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $10.2 million in the third quarter of 2014 compared to the same period in 2013, primarily due to net expenses associated with a litigation settlement of $3.7 million, increased personnel-related costs of $2.6 million, increased marketing and promotional costs of $2.0 million and increased external legal and outside services of $1.1 million. During the third quarter of 2014, we and Therabotanics, LLC agreed to settle our litigation for $4.8 million, net of insurance reimbursements of $0.2 million, of which $0.9 million was accrued for as of June 30, 2014.
Personnel-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $4.3 million in the third quarter of 2014 compared to $3.7 million in the same period in 2013. Marketing and promotional costs increased mainly due to Algenist® and intermediates/ingredients product launches. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the fuels and chemicals, oil field services and nutrition markets domestically and in Brazil. We also expect marketing and promotional costs to increase as we commercialize into the fuels and chemicals, oil field services and nutritional markets.

Other Income (Expense), Net

	Three Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$365	$347	$18
Interest expense	(3,553)	(1,961)	1,592
Loss from equity method investments	(7,201)	(2,360)	4,841
Gain from change in fair value of warrant liability	—	200	(200)
Gain (loss) from change in fair value of derivative liabilities	6,205	(2,836)	(9,041)
Total other income (expense), net	$(4,184)	$(6,610)	$(2,426)
Interest expense
Interest expense increased by $1.6 million in the third quarter of 2014 compared to the same period in 2013 due to $2.3 million of increased interest expense as a result of the issuance of the 2019 Notes in April 2014 and $0.2 million of reduced capitalized interest related to the Company’s investment in the Solazyme Bunge JV, partially offset by $0.8 million of reduced interest expense resulting from early conversions of the 2018 Notes. We expect interest expense to increase primarily as a result of issuing the 2019 Notes in April 2014, and to fluctuate with changes in our debt obligations.
Loss from Equity Method Investments
Loss from equity method investment increased by $4.8 million in the third quarter of 2014 compared to the same period in 2013, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues commissioning of the Solazyme Bunge JV Plant and increases commercial-scale production in Brazil.
Gain from Change in Fair Value of Warrant Liability
Gain/loss from the change in fair value of warrant liability was $0 in the third quarter of 2014 compared to a $0.2 million gain from the change in fair value of warrant liability in the same period in 2013. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain from change in fair value of derivative liabilities of $6.2 million in the third quarter of 2014 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $2.8 million loss in the same period in 2013. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.

Results of Operations
Comparison of Nine Months Ended September 30, 2014 and 2013
Revenues

	Nine Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Revenues:
Research and development programs	$17,896	$14,764	$3,132
Product revenues	27,993	13,712	14,281
Total revenues	$45,889	$28,476	$17,413
Our total revenues increased by $17.4 million in the nine months ended September 30, 2014 compared to the same period in 2013, due to $14.3 million of increased product sales and a $3.1 million increase in R&D program revenues in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in product revenues was due to new commercial sales into the fuels and chemicals and oil field services markets of $10.2 million, which includes $2.7 million of product revenue from the Solazyme Bunge JV in the nine months ended September 30, 2014, and a $4.1 million increase in skin care product sales primarily due to new retail customers, new product offerings and increased consumer demand. We began to sell more broadly into the fuels and chemicals and oil field services markets starting in the first quarter of 2014. These sales included our commercial launch of Encapso™ lubricant and Tailored™ oils as well as fuel blend sales as part of our effort to build fuels marketing and commercial development programs, which preliminarily includes the sale and transfer of blended fuels to private (non-government) customers.
We expect product revenues in the fuels and chemicals and oil field services markets to increase as a percentage of total net product revenues as we continue to expand our large-scale production.
R&D program revenues increased by $3.1 million, due primarily to an increase in revenues from development agreements with the Solazyme Bunge JV, partially offset by a lower milestone achievement recognized from a strategic partner in the nine months ended September 30, 2014 of $1.5 million as compared to a $4.0 million milestone achievement recognized during the same period in 2013.
Our revenues from development agreements with strategic partners and the Solazyme Bunge JV fluctuate due to timing of the development work performed and achievement of contract milestones defined in these agreements. We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV and expect that our R&D program revenues will continue, as we continue this work and add new strategic partners. In the near term, we don’t expect government program revenues to increase. As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities and achievement of milestones with strategic partners.
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
Cost of Product Revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands)
Cost of revenue:
Product	$14,458	$4,400	$10,058
Gross profit:
Product	$13,535	$9,312	$4,223
Gross margin:
Product	48%	68%	(20)%

Beginning in early 2014, cost of product revenue includes 2014 production costs associated with our Encapso™ lubricant and Tailored™ oil, as well as renewable fuels purchased in connection with our fuels marketing and commercial development programs, as we began to sell more broadly to customers in the oil field services market and fuels and chemicals market. Prior to meeting applicable regulatory requirements for these products and during scale-up of the manufacturing process to nameplate capacity, certain Encapso™ lubricant and Tailored™ oil manufacturing and related production costs were charged to research and development expenses. Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold.
Cost of product revenue increased $10.1 million in the nine months ended September 30, 2014 compared to the same period in 2013 due to sales of Tailored™ oil and blended fuel sales that began in early 2014 and increased Algenist® product sales. Gross margins decreased from 68% during the nine months ended September 30, 2013 to 48% in the nine months ended September 30, 2014 due primarily due to the higher mix of lower gross margin intermediate and ingredient product sales of fuels, Encapso™ lubricant and Tailored™ oils. The gross margin related to Algenist® product sales was 69% in the nine months ended September 30, 2014 compared to 68% in the same period in 2013, impacted by changes in customer and product mix. The gross margin for our products sold in the fuels, chemicals and oil field services was 12% in the nine months ended September 30, 2014 impacted favorably by the sale of inventories that were expensed previously to research and development expense in 2013. In addition, the fuels, chemicals and oil field services gross margin excludes certain production costs related to the scale-up of plant operations which are recorded to research and development expense. The gross margins for our intermediate and ingredient products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to ramp up our production and sales of intermediate and ingredient products. We expect our overall gross margin to decline as our product mix shifts more to intermediate and ingredient product sales into the fuels and chemicals, nutrition and oil field services markets.
We expect our total cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue commercial production for the fuels and chemicals, oil field services and nutrition markets and as our production volume ramps up as we refocus the Clinton Facility on higher margin products such as Encapso™ lubricant and otherwise balance production volumes with operating expenses. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as we ramp toward nameplate capacity. As production volume increases our cost per MT produced is expected to decrease.
Operating Expenses

	Nine Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Operating expenses:
Research and development	$63,470	$46,191	$17,279
Sales, general and administrative	68,127	46,010	$22,117
Total operating expenses	$131,597	$92,201	$39,396
Research and Development Expenses
Our research and development expenses increased by $17.3 million in the nine months ended September 30, 2014 compared to the same period in 2013, due primarily to $9.6 million of costs related to development of new algal oils and the scale up of commercial production at the Clinton/Galva Facilities, as well as increased personnel-related and facilities-related costs of $5.0 million and $1.7 million, respectively.
Personnel and facilities-related costs increased as a result of headcount growth to support the Clinton, Galva and Solazyme Bunge JV activities as well as Peoria manufacturing and collaborative research activities. Personnel-related costs include non-cash stock-based compensation expense of $5.7 million in the nine months ended September 30, 2014 compared to $4.1 million in the same period in 2013.
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

Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $22.1 million in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to increased personnel-related and facilities-related costs of $9.2 million and $0.4 million, respectively, net litigation settlement of $4.5 million, increased marketing and promotional costs of $5.1 million and increased external legal costs and outside services of $2.9 million. During the third quarter of 2014, we and Therabotanics, LLC agreed to settle our litigation for $4.8 million, net of insurance reimbursements of $0.2 million.
Personnel-related and facilities-related costs increased due to headcount growth primarily related to commercialization of our products. Personnel-related costs include non-cash stock-based compensation of $13.0 million in the nine months ended September 30, 2014 compared to $10.3 million in the same period in 2013. Marketing and promotional costs increased mainly due to Algenist® product and intermediates/ingredients product launches during the nine months ended September 30, 2014 compared to the same period in 2013. We expect our sales, general and administrative expenses to increase as we hire additional personnel and enhance our infrastructure to support the anticipated commercialization into the fuels and chemicals, oil field services and nutrition markets domestically and in Brazil. We also expect marketing and promotional costs to increase as we commercialize into the fuels and chemicals, oil field services and nutritional markets.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2014	2013	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$993	$1,066	$(73)
Interest expense	(9,955)	(5,642)	4,313
Loss from equity method investments	(15,313)	(5,541)	9,772
Gain (loss) from change in fair value of warrant liability	688	(425)	(1,113)
Gain (loss) from change in fair value of derivative liabilities	6,478	(4,386)	(10,864)
Total other income (expense), net	$(17,109)	$(14,928)	$2,181
Interest expense
Interest expense increased by $4.3 million in the nine months ended September 30, 2014 compared to the same period in 2013, due to $4.5 million of increased interest expense as a result of the issuance of the 2019 Notes in April 2014 and $1.8 million of debt conversion expense incurred during the nine months ended September 30, 2014, partially offset by $2.2 million of reduced interest expense resulting from early conversions of the 2018 Notes. In June 2014, we entered into note exchange agreements with certain Holders of our 2018 Notes pursuant to which such Holders agreed to exchange approximately $17.5 million in aggregate principal amount of 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange, with us for a total 2.4 million shares of our common stock. Debt conversion expense represents the fair value of all common stock transferred in the Exchange in excess of the fair value of common stock issuable pursuant to the original conversion terms. The fair value of the common stock was measured as of the date the Exchange offer was accepted by the Holders.
Loss from Equity Method Investments
Loss from equity method investments increased by $9.8 million in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to a $11.4 million increase in our proportionate share of the net loss from the Solazyme Bunge JV, partially offset by a $1.3 million loss recognized in the nine months ended September 30, 2013 related to the dissolution of SRN. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues commissioning of the Solazyme Bunge JV Plant and increases commercial-scale production in Brazil.
Gain (Loss) from Change in Fair Value of Warrant Liability
There was a $0.7 million gain from the change in fair value of warrant liability in the nine months ended September 30, 2014 compared to a $0.4 million loss from the change in fair value of warrant liability in the same period in 2013. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain from change in fair value of derivative liabilities of $6.5 million in the nine months ended September 30, 2014 was due primarily to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $4.4 million loss in the same period in 2013. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as a component of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, other certain inputs to the Monte Carlo simulation model and early conversions by Note holders.
Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$60,305	$54,977
Marketable securities	189,876	112,544
Cash, cash equivalents and marketable securities increased by $82.7 million in the nine months ended September 30, 2014, primarily due to $202.7 million of proceeds received from our 2019 Notes and equity offering in April 2014, net of underwriting discounts and offering costs and $8.9 million of proceeds received from common stock issuances pursuant to our equity plans, partially offset by cash used in operating activities of $79.4 million, $30.6 million of capital contributed to the Solazyme Bunge JV, $10.4 million of repayments under loan agreements, $5.6 million of property and equipment purchases, $0.7 million of restricted cash, a $0.7 million letter of credit obtained for a lease agreement and $0.6 million of capitalized interest related to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(79,447)	$(56,917)
Net cash used in investing activities	(116,173)	(25,680)
Net cash provided by financing activities	201,067	118,949
Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of September 30, 2014, we had an accumulated deficit of $423.6 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability. To date, our sources for capital are as follows:
Strategic Partners and Government
In January 2010, we obtained a grant from the DOE to receive up to $21.8 million for reimbursement of expenses incurred towards building, operating, and optimizing a pilot-scale integrated biorefinery, which has allowed us to develop integrated U.S.-based production capabilities at the Peoria Facility to make oil for algae-derived biofuel. Under the terms of the grant, we are responsible for funding an additional $8.4 million. The Company is in the process of preparing its final report and performing other similar tasks associated with is completion of this program.

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
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, to construct and operate an oil production facility in Brazil that will utilize our proprietary technology to produce oil products from sugar feedstock provided by Bunge. Through October 31, 2014, we contributed approximately $60.3 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $100.8 million based on the exchange rate as of September 30, 2014). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding is supporting the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which will reduce the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
In November 2012, we entered into a strategic collaboration agreement with ADM, whereby we have agreed to pay ADM annual fees for use and operation of a portion of its commercial scale facility in Clinton, Iowa, a portion of which may be paid in our common stock. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock or cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. During 2013, we made payments to ADM in both common stock and cash.
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
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay the outstanding term loan plus accrued interest under the SVB facility. On June 27, 2014, we paid in full the outstanding principal and interest due under the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture related to the 2018 Notes dated as of January 24, 2013 by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, approximately $20.5 million of the HSBC facility remained available as of September 30, 2014, and we were in compliance with all the financial covenants of the HSBC facility.
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
On June 19, 2014, we entered into note exchange agreements (the Exchange Agreements) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with us for 2,409,964 shares of our common stock. The Exchange Agreements settled on June 30, 2014. As of September30, 2014, we had issued approximately 8.3 million shares of our common stock to settle both the 2018 Note conversions and early conversion payments, including the settlements under the Exchange Agreements. We had $61.6 million aggregate principal amount of 2018 Notes outstanding as of September 30, 2014.
On April 1, 2014, we issued $149.5 million aggregate principal amount 2019 Notes in a public offering pursuant to an effective shelf registration statement. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into our common stock and will mature on October 1, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Notes prior to maturity. The initial conversion price of the 2019 Notes is approximately $13.20 per share of common stock) and, under certain circumstances, the 2019 Note holders will be entitled to additional payments upon conversion. The 2019 Notes are convertible at the option of the holders at any time prior to January 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 75.7576 shares of common stock per $1,000 principal amount of 2019 Notes. In the event the 2019 Notes are converted prior to January 1, 2018 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at our election, in cash, or subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), 2019 Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2019 Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. We had $149.5 million aggregate principal amount of 2019 Notes outstanding as of September 30, 2014.
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
Cash Flows from Operating Activities
Cash used in operating activities of $79.4 million in the nine months ended September 30, 2014 primarily reflects a loss of $117.3 million, aggregate non-cash charges of $36.9 million and a net change of $0.9 million in our net operating assets and liabilities. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our warrant liability and derivative liabilities, depreciation and amortization, net amortization of premiums on marketable securities, debt conversion expense and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liability to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments and depreciation expense to increase as construction and commissioning of the Solazyme Bunge JV Plant is completed and production of commercial products at the Solazyme Bunge JV Plant and the Clinton/Galva Facilities is ramped up.
The net change in our operating assets and liabilities was primarily a result of increased accounts payable and accrued liabilities of $11.4 million, decreased other assets of $3.6 million, partially offset by increased inventories of $5.6 million and increased accounts receivable and unbilled revenue of $8.2 million. Accounts payable and accrued liabilities increased due to increased scale-up activities at the Clinton/Galva Facilities, the litigation settlement with Therabotanics, LLC, additional interest expense accrued as a result of the issuance of 2019 Notes in April 2014 and increased legal related costs. Other assets decreased due to amortization of a deferred rent asset. Inventories increased due primarily to commercial launch of intermediate/ingredient products, including Encapso™ lubricant, Tailored™ oils and fuels. Accounts receivables and unbilled revenues increased due primarily to the commercial launch of Encapso™ lubricant, Tailored™ oils and fuel blends and timing of payments received under our R&D programs.
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
Cash Flows from Investing Activities
In the nine months ended September 30, 2014, cash used in investing activities was $116.2 million, primarily as a result of $78.6 million of net marketable securities purchases, $30.6 million of capital contributed to the Solazyme Bunge JV, $5.6 million of capital expenditures related primarily to equipment installed at the Peoria and Clinton/Galva Facilities, a $0.7 million letter of credit obtained for a lease agreement and $0.6 million of interest capitalized related to the Solazyme Bunge JV.
In the nine months ended September 30, 2013, cash used in investing activities was $25.7 million, primarily as a result of $10.9 million of net marketable securities purchases, $7.4 million of capital contributed to the Solazyme Bunge JV and SRN and $6.5 million of capital expenditures related primarily to equipment installed at the Clinton Facility.
Cash Flows from Financing Activities
In the nine months ended September 30, 2014, cash provided by financing activities was $201.1 million, primarily due to $202.7 million of proceeds received from the issuance of the 2019 Notes and Common Stock Offering, net of underwriting discounts and debt and offering issue costs and $8.9 million of proceeds received from common stock issuances pursuant to our equity plans, partially offset by $10.4 million of principal debt payments.
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

Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commitments as of September 30, 2014 (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018 and beyond
Principal payments on long-term debt	$211,154	$17	$5	$—	$—	$211,132
Interest payments on long-term debt, fixed rate	54,056	3,738	11,173	11,173	11,173	16,799
Non-cancelable operating leases	21,106	1,120	10,711	4,402	4,507	366
Purchase obligations	870	90	360	360	60	—
Total	$287,186	$4,965	$22,249	$15,935	$15,740	$228,297
This table does not reflect (1) a lease agreement entered into in May 2011 for facility space in Brazil; the lease term is five years, commencing on April 1, 2011 and expiring on April 1, 2016; the rent is 35,300 Brazilian Real (approximately $14,500 based on the exchange rate at September 30, 2014) per month and is subject to an annual inflation adjustment; this lease is cancelable at any time, subject to a maximum three month rent penalty, (2) fees expected to be incurred related to the bank guarantee issued to BNDES in May 2013 and (3) that portion of the expenses that we expect to incur, up to $0.2 million, in connection with research activities under the DOE program for which we will not be reimbursed.
We currently lease approximately 96,000 square feet of office and laboratory space in South San Francisco, California. In July 2014, we executed a lease agreement to lease the same office and laboratory space in South San Francisco, California, which includes an additional 10,000 square feet, for a total of approximately 106,000 square feet from February 2015 through January 2018. In September 2014, we entered into a new lease agreement for approximately 5,000 square feet of office space located in Glendale, California. The term of the new lease commences in November 2014 and ends in October 2017.
Operating leases also include annual fees to use and operate a portion of the Clinton/ Galva Facilities, a portion of which may be paid in our common stock.
Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Notes 8 and 12, respectively, in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2014. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2014, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of September 30, 2014. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. On March 26, 2013 we entered into the HSBC revolving facility, which bears a variable interest rate based on LIBOR during the two-year funding period; however, we had no balances outstanding under the HSBC revolving facility as of September 30, 2014. Our other outstanding debt as of September 30, 2014 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
We may be involved, from time to time, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 12 - Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

Item 1A.	Risk Factors.
You should carefully consider the risks and uncertainties described below before investing in our publicly-traded securities. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks and uncertainties, you should also refer to the other information contained in this Report, including our condensed consolidated financial statements and related notes. The risks and uncertainties discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements.
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

We have incurred substantial net losses since our inception, including a net loss of $117.3 million during the nine months ended September 30, 2014. We expect these losses may continue as we expand our manufacturing capacity and build out our product pipeline. As of September 30, 2014, we had an accumulated deficit of $423.6 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below), the ramp up and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue in the short term.
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
Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost-effective basis and in a timely manner;

•	technical or operational challenges with our manufacturing processes or with development of new products that we are not able to overcome;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to manage our growth;

•	our ability to meet applicable regulatory requirements for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.
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
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV will produce microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from the landowners is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and the first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advanced our work on Brazilian sugarcane feedstocks and extended through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited a portion of which vested upon the successful completion of milestones that targeted the completion of construction of the Solazyme Bunge JV facility with a nameplate capacity of 100,000 metric tons (“MT”) of output oil. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners.
In November 2012, we and ADM entered into a Strategic Collaboration Agreement (“Collaboration Agreement”), establishing the Solazyme/ADM Collaboration for the production of microalgae-based products at the Clinton Facility. The Clinton Facility utilizes our proprietary microbe-based catalysis technology. Feedstock for the facility is provided from ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, we agreed to pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in common stock. In addition, we have granted to ADM a warrant covering 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. The initial target nameplate capacity of the facility is targeted to be 20,000 MT per year of triglyceride oil, which we are targeting as we refocus the Clinton Facility on higher margin products such as Encapso™ lubricant and otherwise balance production volumes with operating expenses. We have an option to expand the capacity to 40,000 MT per year, with the potential to further expand production to 100,000 MT per year. Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility has been performed at a finishing facility in Galva, Iowa (“Galva Facility”), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (“Clinton/Galva Facilities”). There can be no assurance that we will be able to meet our capacity target of 20,000 MT per year as the Clinton Facility is ramped up or that the capacity of the facility will be expanded. We and ADM are also working together to develop markets for the products produced at the Clinton Facility.
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
Two of the significant drivers of our production costs are the level of productivity and conversion yield of our microalgae strains. For example, with respect to oil, productivity is principally a function of the amount of oil that can be obtained from a given volume over a particular time period. Conversion yield refers to the amount of the desired oil that can be produced from a fixed amount of feedstock. We may not be able to meet our currently expected production cost profile as we ramp up our large commercial manufacturing facilities. If we cannot do so, our business could be materially and adversely affected.
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
In the fuels and chemicals markets, we have entered into a joint venture arrangement with Bunge that is focused on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a strategic collaboration with ADM for the manufacture of products to be sold primarily to the industrial and nutritionals markets in North America, and have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (“Sephora”), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
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

Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in an arbitration proceeding with our former partner Roquette Frères, S.A and in September 2014 we agreed to settle a legal proceeding with our former partner Therabotanics, LLC. For additional information regarding the

Therabotanics proceeding, see “Part II, Item 1. Legal Proceedings” and for additional information regarding the proceeding with Roquette, see the risk factor titled, “Our joint venture with Roquette has been dissolved. We are currently in arbitration with Roquette as to certain issues related to the dissolution of the joint venture. We may have other disputes with Roquette related to the joint venture and its business,” of “Part II, Item 1A. Risk Factors”.
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
We have entered into a joint venture with Bunge that is focused on the production of certain microalgae-based products in Brazil. In connection with the establishment of the Solazyme Bunge JV, we entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV.
Our ability to generate value from the Solazyme Bunge JV will depend on, among other things, our ability to work cooperatively with Bunge and the Solazyme Bunge JV for the commercialization of the Solazyme Bunge JV’s products. We may not be able to do so. For example, under the joint venture agreements, Bunge has agreed to provide feedstock as well as utility services to the production facility. Bunge has announced that it is actively pursuing strategic alternatives for its Brazilian sugarcane business, which could involve the divestment, in whole or in part, of the assets of such business. While a new controlling entity would remain subject to the terms of the feedstock and utility supply agreements, that entity may be less willing to cooperate with us or the Solazyme Bunge JV, which may adversely affect the development and commercialization of the Solazyme Bunge JV’s products.
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

Our joint venture with Roquette has been dissolved. We are currently in arbitration with Roquette as to certain issues related to the dissolution of the joint venture. We may have other disputes with Roquette related to the joint venture and its business.
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
SRN, we and Roquette are in the process of winding down the affairs of SRN. We and Roquette are currently engaged in an arbitration proceeding concerning certain issues associated with the dissolution of SRN and the wind-down of its affairs. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture and its business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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

We expect that our nutrition products will compete with providers in both the specialty and mass food ingredient markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette Frères, S.A., are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products.
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
As of September 30, 2014, our total consolidated indebtedness was $211.2 million. Of our $211.2 million of indebtedness, $22,000 is currently secured. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes. See Note 3 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 11 in the accompanying notes for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. Further, under our Collaboration Agreement with ADM, we have the right to deliver our common stock for a portion of the annual amounts due under the agreement for use and operation of the Clinton Facility. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit
10.1	Lease, dated as of July 22, 2014, by and between Britannia Gateway II Limited Partnership and Solazyme, Inc.					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1§	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: November 6, 2014