Form 10-Q
period 2015-03-31
SOLAZYME INC
filed 2015-05-08
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at April 30, 2015
Common Stock, $0.001 par value per share	80,068,179 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,196	$42,689
Marketable securities	135,383	164,619
Accounts receivable, net	4,265	4,598
Unbilled revenues	1,353	3,002
Inventories	15,096	15,334
Prepaid expenses and other current assets	3,799	3,685
Total current assets	198,092	233,927
Property, plant and equipment, net	34,311	36,080
Investment in unconsolidated joint venture	39,769	40,934
Other assets	1,423	1,648
Total assets	$273,595	$312,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,938	$8,319
Accrued liabilities	11,759	14,079
Current portion of long-term debt	—	6
Deferred revenue	900	1,050
Total current liabilities	18,597	23,454
Deferred revenue	—	150
Convertible debt, inclusive of derivative liabilities of $98 and $83 at March 31, 2015 and December 31, 2014, respectively; and net of unamortized debt discounts of $10,545 and $11,124 at March 31, 2015 and December 31, 2014, respectively.	200,686	200,091
Other liabilities	4,025	2,518
Total liabilities	223,308	226,213
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 80,055,550 and 79,388,069 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	570,366	565,769
Accumulated other comprehensive loss	(17,036)	(11,014)
Accumulated deficit	(503,123)	(468,458)
Total stockholders’ equity	50,287	86,376
Total liabilities and stockholders’ equity	$273,595	$312,589
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenues	$8,821	$7,348
Research and development programs	3,784	5,043
Total revenues	12,605	12,391
Costs and operating expenses:
Cost of product revenues	4,670	3,390
Research and development	12,554	20,835
Sales, general and administrative	21,268	20,607
Restructuring charges	424	—
Total costs and operating expenses	38,916	44,832
Loss from operations	(26,311)	(32,441)
Other income (expense):
Interest and other income, net	263	235
Interest expense	(3,536)	(1,347)
Loss from equity method investment	(5,066)	(3,834)
Gain from change in fair value of warrant liability	—	688
(Loss) gain from change in fair value of derivative liabilities	(15)	2,018
Total other income (expense)	(8,354)	(2,240)
Net loss	$(34,665)	$(34,681)
Net loss per share, basic and diluted	(0.44)	(0.50)
Weighted average number of common shares used in loss per share computation, basic and diluted	79,649,561	69,212,880
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended March 31,
	2015	2014
Net loss	$(34,665)	$(34,681)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	174	(12)
Foreign currency translation adjustment	(6,196)	1,254
Other comprehensive income (loss)	(6,022)	1,242
Total comprehensive loss	$(40,687)	$(33,439)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(34,665)	$(34,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468	1,491
Net amortization of premiums on marketable securities	356	296
Amortization of debt discount	579	243
Amortization of loan fees	44	7
Warrant expense related to vesting of ADM Warrant	21	191
Restructuring charges	424	—
Stock-based compensation expense	4,070	6,609
Loss from equity method investments	5,066	3,834
Revaluation of warrant liability	—	(688)
Revaluation of derivative liabilities	15	(2,018)
Changes in operating assets and liabilities:
Accounts receivable	(2,474)	(447)
Unbilled revenue	1,649	(605)
Inventories	238	(1,076)
Prepaid expenses and other current assets	(193)	(158)
Other assets	—	1,460
Accounts payable	(2,406)	1,902
Accrued liabilities	(2,167)	(5,595)
Deferred revenue	(300)	662
Other current and long-term liabilities	1,506	(67)
Net cash used in operating activities	(26,769)	(28,640)
Investing activities:
Purchases of property, plant and equipment	(178)	(2,676)
Purchases of marketable securities	(8,887)	(5,705)
Maturities of marketable securities	37,411	32,625
Proceeds from sales of marketable securities	426	2,748
Capital contributions in unconsolidated joint venture	(6,631)	(8,050)
Capitalized interest related to unconsolidated joint venture	—	(350)
Restricted certificates of deposit	181	—
Net cash provided by investing activities	22,322	18,592
Financing activities:
Repayments under loan agreements	(6)	(16)
Proceeds from the issuance of common stock	87	4,914
Proceeds from issuance of common stock, pursuant to ESPP	313	709
Early exercise of stock options subject to repurchase	—	(4)
Cash settlement of vested restricted stock units	(17)	(68)
Net cash provided by financing activities	377	5,535
Effect of exchange rate changes on cash and cash equivalents	(423)	42
Net decrease of cash and cash equivalents	(4,493)	(4,471)
Cash and cash equivalents — beginning of period	42,689	54,977
Cash and cash equivalents — end of period	$38,196	$50,506
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$1,849	$2,194
Income taxes paid in cash	$—	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), the operations of which began in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed in the second quarter of 2011 to own the commercial production facility assets located in Peoria, Illinois ("Peoria Facility") and related promissory note. All intercompany accounts and transactions have been eliminated in consolidation.
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
On April 2, 2012, the Company entered into a joint venture agreement ("Joint Venture Agreement") with Bunge. In connection with the Company’s joint venture with Bunge (“Solazyme Bunge JV”), Solazyme Bunge Produtos Renováveis Ltda. was formed, which is a VIE and is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and, therefore, accounts for this joint venture under the equity method of accounting (see Note 11).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for other interim periods or future years.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the United States Securities and Exchange Commission (“SEC”) on March 6, 2015. The December 31, 2014 unaudited interim condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.
Significant Accounting Policies – There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements – In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30), ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU 2015-02 will be effective retrospectively for the Company beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On April 29, 2015 the FASB issued a proposed ASU to defer for one year the effective date of ASU 2014-09. The proposed ASU would defer the effective date of ASU 2014-09 for the Company to beginning after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss	$(34,665)	$(34,681)
Denominator
Weighted-average number of common shares used in net loss per share calculation	79,649,561	69,214,669
Less: Weighted-average shares subject to repurchase	—	(1,789)
Denominator: basic and diluted	79,649,561	69,212,880
Net loss per share, basic and diluted	$(0.44)	$(0.50)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014, as their effect was anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	10,747,216	11,142,893
Common stock subject to repurchase	—	584
Restricted stock units	1,902,783	2,218,578
Warrants to purchase common stock	1,250,000	1,250,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	9,590,598
Total	32,690,995	24,202,653
This table does not reflect (1) the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock or cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”) under the Strategic Collaboration Agreement (the "Collaboration Agreement") (Note 13) and (2) early conversion payment features of the Notes (see Notes 8 and 14) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.
4. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in unrealized gain/loss on available-for-sale securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(10,788)	$(226)	$(11,014)
Current period other comprehensive loss	(6,196)	174	(6,022)
Balance at March 31, 2015	$(16,984)	$(52)	$(17,036)

	Foreign Currency Translation Adjustments	Change in unrealized gain/loss on available-for-sale securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(3,880)	$86	$(3,794)
Current period other comprehensive loss	1,254	(12)	1,242
Balance at March 31, 2014	$(2,626)	$74	$(2,552)

5. SEGMENT INFORMATION
The Company has two operating segments which are reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients & Other. The change in reportable segments for financial reporting purposes that occurred in the fourth quarter of 2014 has been retrospectively applied to the prior period disclosure below.

The following table shows gross margin for the Company's reportable segments for the three months ended March 31, 2015 and 2014, reconciled to the Company’s total product revenue and cost of product revenue as shown in its condensed consolidated statements of operations (in thousands):

Three months ended March 31, 2015	Algenist®	Intermediates/ Ingredients & Other	Total
Product revenue	$6,211	$2,610	$8,821
Cost of product revenue	2,320	2,350	4,670
Segment gross margin	$3,891	$260	$4,151
Three months ended March 31, 2014
Product revenue	$4,940	$2,408	$7,348
Cost of product revenue	1,487	1,903	3,390
Segment gross margin	$3,453	$505	$3,958
A reconciliation of total segment gross margin to operating loss is as follows:

	Three Months Ended
	2015	2014
Gross margin	$4,151	$3,958
Research and development programs revenue	3,784	5,043
Research and development expense	(12,554)	(20,835)
Sales, general and administrative expense	(21,268)	(20,607)
Restructuring charges	(424)	—
Loss from operations	$(26,311)	$(32,441)
The Company does not allocate its assets to its reportable segments.
6. RESTRUCTURING CHARGES
On December 18, 2014, the Company took steps to decrease operating expenses through a reduction in workforce and other cost-cutting measures (“2014 Restructuring Plan”). These targeted reductions are designed to enable the Company to achieve sustainable cash flow in the future.

A summary of the costs, which were recorded to Restructuring Charges in the condensed consolidated statements of operations, and remaining costs associated with the 2014 Restructuring Plan are as follows (in thousands):

	Total 2014 Restructuring Plan	Year Ended December 31, 2014	Three Months Ended March 31, 2015	Remaining Costs to be Recognized
Employee termination costs	$2,032	$1,962	$62	$8
Facility closure costs	20	—	12	8
Asset impairment	1,552	1,552	—	—
Accelerated depreciation	347	—	347	—
Other exit costs	3	—	3	—
Total	$3,954	$3,514	$424	$16
A summary of restructuring activity associated with the 2014 Restructuring Plan at March 31, 2015, and changes from December 31, 2014, is as follows (in thousands):

	Balance at December 31, 2014	Additions	Payments	Balance at March 31, 2015
Employee termination costs	$1,348	$38	$(986)	$400
Facility closure costs	—	12	—	12
Total(1)	$1,348	$50	$(986)	$412
(1) The remaining accrued costs as of March 31, 2015 are recorded as current liabilities in the condensed consolidated balance sheets under “Accrued liabilities,” as they are expected to be paid out by the end of the second quarter of 2015.

7. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$56,618	$43	$(36)	$56,625
Asset-backed securities	39,126	7	(19)	39,114
Mortgage-backed securities	17,605	21	(105)	17,521
Government and agency securities	12,006	31	—	12,037
Commercial paper	6,500	—	—	6,500
Municipal bonds	3,580	6	—	3,586
Total	$135,435	$108	$(160)	$135,383

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$62,208	$16	$(134)	$62,090
Asset-backed securities	49,343	5	(38)	49,310
Mortgage-backed securities	19,280	25	(114)	19,191
Commercial paper	18,698	2	—	18,700
Government and agency securities	11,868	14	(4)	11,878
Municipal bonds	3,448	3	(1)	3,450
Total	$164,845	$65	$(291)	$164,619

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$35,237	$35,241	$46,759	$46,754
Due in 1-2 years	56,234	56,257	53,698	53,639
Due in 2-3 years	16,255	16,258	30,558	30,505
Due in 3-4 years	8,339	8,348	11,277	11,275
Due in 4-9 years	5,292	5,294	7,280	7,275
Due in 9-20 years	1,163	1,165	1,257	1,266
Due in 20-35 years	12,915	12,820	14,016	13,905
	$135,435	$135,383	$164,845	$164,619
Marketable securities classified as available-for-sale are carried at fair value as of March 31, 2015 and December 31, 2014. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $73.2 million as of March 31, 2015. Gross unrealized losses on available-for-sale securities were $0.2 million as of March 31, 2015, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $3.2 million and $30,000 as of March 31, 2015, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities recorded at fair value in the unaudited interim condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$10,603	$763	$—	$11,366
Marketable securities	4,839	130,544	—	135,383
Total	$15,442	$131,307	$—	$146,749
Financial Liabilities
Derivative liabilities	$—	$—	$98	$98

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$1,880	$7,828	$—	$9,708
Marketable securities	4,897	159,722	—	164,619
Total	$6,777	$167,550	$—	$174,327
Financial Liabilities
Derivative liabilities	$—	$—	$83	$83
Other than assets impaired as of December 31, 2014 as a result of the 2014 Restructuring Plan, the Company had no transactions measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three months ended March 31, 2015 and 2014, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Derivative Liabilities – In January 2013, the Company issued 6.00% Convertible Senior Subordinated Notes due 2018 (the "2018 Notes") and, in April 2014, the Company issued 5.00% Convertible Senior Subordinated Notes due 2019 (the “2019 Notes” collectively with the 2018 Notes, the "Notes"). Each of the 2018 Notes and the 2019 Notes contains an early conversion payment feature pursuant to which a holder may convert its Notes into shares of the Company's common stock (See Note 14). These early conversion payment features have been identified as embedded derivatives and are separated from the host contracts, the Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives related to the early conversion payment features of the Notes meet these criteria and, as such, must be valued separate and apart from the Notes and recorded at their fair values at each reporting period. At each reporting period, the Company records these embedded derivatives at their fair values, which are included as a component of Convertible Debt on its condensed consolidated balance sheets. The fair values of the embedded derivatives are trued up on a recurring basis as Note holders early convert their Notes and receive the early conversion payment.

The Company used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
	2018 Notes	2019 Notes	2018 Notes	2019 Notes
Stock price	$2.86	$2.86	$2.58	$2.58
Estimated credit spread	2,550 basis points	2,700 basis points	2,450 basis points	2,900 basis points
Estimated stock volatility	55%	55%	55%	55%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair values of the embedded derivatives. The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	March 31, 2015	December 31, 2014
2018 Notes	$33	$35
2019 Notes	$65	$48
The total net increase in the estimated fair value of the embedded derivative for the Notes between December 31, 2014 and March 31, 2015 represents an unrealized loss that has been recorded as a loss from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the three months ended March 31, 2015.
The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of March 31, 2015 (in thousands):

Fair value at December 31, 2014	$83
Change in fair value of derivative liabilities of the Notes recorded as a loss	15
Fair value at March 31, 2015	$98
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of March 31, 2015 and December 31, 2014 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $102.4 million and $127.1 million at March 31, 2015 and December 31, 2014, respectively, based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg.

9. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,573	$1,555
Work in process	9,789	8,544
Finished goods	3,734	5,235
Total inventories	$15,096	$15,334
10. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Plant equipment	$30,451	$30,213
Building and improvements	5,807	5,807
Lab equipment	7,513	7,904
Leasehold improvements	1,921	1,935
Computer equipment and software	3,912	3,936
Furniture and fixtures	607	638
Land	430	430
Automobiles	194	194
Construction in progress	1,690	1,926
Total	52,525	52,983
Less: accumulated depreciation and amortization	(18,214)	(16,903)
Property, plant and equipment—net	$34,311	$36,080
Construction in progress as of March 31, 2015 and December 31, 2014 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.5 million for both the three months ended March 31, 2015 and 2014.
11. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012. In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks, and manufacturing operations at the facility are in the process of being optimized and ramped up. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward targeted nameplate capacity as the Company works to increase efficiency in unit operations, and balances production volumes with operating costs as it focuses on higher value products. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. The Solazyme Bunge JV Plant leverages the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a six member board of directors, three from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company and Bunge each contributed capital in the amount of $79.6 million through March 31, 2015, comprised of $9.5 million, $47.9 million, $12.3 million and $10.0 million during the three months ended March 31, 2015 and during the years ended December 31, 2014, 2013 and 2012, respectively, to the Solazyme Bunge JV. During the three months ended March 31, 2015, the Company contributed $2.9 million to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV of $2.9 million. The Company’s capital contributions paid in cash were recorded as an increase to investment in unconsolidated joint venture and a corresponding decrease to cash and cash equivalents.

The Company accounts for its interests in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV. During the three months ended March 31, 2015 and 2014, the Company recognized $5.1 million and $3.8 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Company accounted for the Bunge Warrant pursuant to FASB ASC 505-50, Equity-Based Payments to Non-Employees, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. As of March 31, 2015 and December 31, 2014, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche of 250,000 shares could no longer vest. The Company recorded a net unrealized gain related to the change in the fair value of the warrant liability of $0 and $0.7 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, 750,000 of the Bunge Warrant shares had vested.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $75.5 million based on the exchange rate as of March 31, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (an amount not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, reducing the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of March 31, 2015, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three months ended March 31, 2015.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of March 31, 2015 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investment in Unconsolidated Joint Venture	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$12	$932	$39,769	$—	$52,101

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $10.9 million based on the exchange rate at March 31, 2015) and non-cancelable purchase obligations of R$1.7 million (approximately $0.5 million based on the exchange rate at March 31, 2015).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.

Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively, was as follows (in thousands):

	March 31, 2015	December 31, 2014
Current assets	$7,824	$4,339
Noncurrent assets	133,971	161,751
Total assets	$141,795	$166,090
Current liabilities	20,469	24,881
Noncurrent liabilities	61,880	78,666
JV's partners' capital, net	59,446	62,543
Total liabilities and partners' capital, net	$141,795	$166,090

	Three Months Ended March 31,
	2015	2014
Net sales	$257	$—
Net losses	$(9,768)	$(5,601)
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $0.9 million and $3.4 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had receivables of $12,000 and $0.4 million, respectively, due from the Solazyme Bunge JV. As of March 31, 2015 and December 31, 2014, the Company had unbilled revenues of $0.9 million and $2.4 million, respectively, related to the Solazyme Bunge JV.
12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and related liabilities	$4,977	$6,956
Accrued interest	4,437	3,495
Accrued professional fees	492	417
Accrued restructuring costs	412	1,348
Accrued costs under the Collaboration Agreement	573	476
Other accrued liabilities	868	1,387
Total accrued liabilities	$11,759	$14,079
13. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES
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
Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extended through May 2013. In September 2013, the Company and Bunge agreed to extend the JDA, effective from May 2013 through September 2014. Pursuant to the JDA, the Company and Bunge jointly developed microbe-derived oils and explored the production of such oils from Brazilian sugarcane feedstock. The JDA also provided for Bunge to provide research funding to the Company through September 2014, payable quarterly in advance throughout the research term. The Company accounted for the JDA as an obligation to perform research and development services for others in accordance with FASB ASC 730-20, Research and Development Arrangements, and recorded the payments for the performance of these services as revenue in its condensed consolidated statement of operations. The Company recognized revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort incurred. The cumulative amount of revenue recognized under the JDA was limited by the amounts the Company was contractually obligated to receive as cash reimbursements. In March 2015, the Company entered into an additional JDA with Bunge to jointly develop a unique food ingredient.
In April 2012, the Company and Bunge entered into a Joint Venture Agreement forming a joint venture to build, own and operate a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 11).
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

During the three months ended March 31, 2015 and 2014, the Company recorded rent expense related to the ADM Warrant of $21,000 and $0.2 million, respectively, equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Average volatility	77%	59%
Average risk-free interest rate	1.4%	1.6%
Exercise price	$7.17	$7.17
Average stock price	$2.49	$12.04
Average expected remaining life	4.0	5.0
As of March 31, 2015, 141,666 of the ADM Warrant shares had vested.
Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer additives for plastic applications, aviation lubricants and toiletry and household products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $1.6 million and $0 of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three months ended March 31, 2015 and 2014, respectively.
AkzoNobel—In May 2013, the Company entered into a joint development agreement with AkzoNobel, a leading global paints and coatings company and a major producer of specialty chemicals, targeting the development and commercial sales of triglyceride oils for use by AkzoNobel in its surface chemistry and decorative paints businesses. Product development efforts began in the second half of 2013, and in July 2014 the Company entered into a research and development plan with AkzoNobel which extends through June 2017.
Flotek—In March 2015, the Company entered into agreements to jointly commercialize Flocapso™, a drilling fluid additive.  In addition, Flotek will market the Company's Encapso™ product in certain Middle Eastern markets.
14. DEBT
A summary of the Company’s debt as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Secured and unsecured debt
Equipment note	$—	$6
Total secured and unsecured debt	—	6
Convertible senior subordinated notes	211,133	211,132
Total debt	211,133	211,138
Add:
Fair value of embedded derivative	98	83
Less:
Unamortized debt discount	(10,545)	(11,124)
Current portion of debt	—	(6)
Long-term portion of debt	$200,686	$200,091
Total interest costs incurred related to the Company’s total debt were $2.8 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. Total interest costs capitalized during the three months ended March 31, 2015 and 2014 were $0 and $0.3 million, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which had activities in progress necessary to commence its planned principal operations through May 2014. The Company was in compliance with all debt covenants as of March 31, 2015 and December 31, 2014.
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest on another facility. The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. On June 27, 2014, the remaining outstanding balance of the HSBC facility was paid in full. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 11). Therefore, approximately $24.1 million of the HSBC facility remained available as of March 31, 2015.
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
On June 19, 2014, the Company entered into note exchange agreements (the “Exchange Agreements”) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with the Company for 2,409,964 shares of the Company's common stock. The Exchange Agreements settled on

June 30, 2014. As the Exchange Agreements were considered induced conversions under the applicable accounting guidance, the Company recognized $1.8 million of debt conversion expense reflected in interest expense in the condensed consolidated statements of operations during the year ended December 31, 2014, representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the 2018 Notes. Through March 31, 2015, $63.4 million of the 2018 Notes were converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. During the three months ended March 31, 2015 there were no 2018 Note conversions or any early conversion payments made by the Company. The Company had $61.6 million aggregate principal amount of 2018 Notes outstanding as of March 31, 2015.
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
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock. The Company had $149.5 million aggregate principal amount of 2019 Notes outstanding as of March 31, 2015.
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
The Company evaluated the embedded derivatives resulting from the early conversion payment features within the indenture for bifurcation from the Notes. The early conversion payment features were not deemed clearly and closely related to the Notes and were bifurcated as embedded derivatives. The Company recorded these embedded derivatives (derivative liabilities) at fair value, which are included as a component of Convertible Debt on its condensed consolidated balance sheets with corresponding debt discounts that are netted against the principal amount of the Notes. The derivative liabilities are remeasured to fair value at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value of the derivative liabilities being recorded in other income and expense. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model. See Note 8.
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
15. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements
The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent liability of $4.0 million and $2.5 million as of as of March 31, 2015 and

December 31, 2014, respectively. Rent expense was $2.8 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.
Contractual Obligations—As of March 31, 2015 the Company had non-cancelable purchase obligations of $0.5 million.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $75.5 million based on the exchange rate as of March 31, 2015), which has supported the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of March 31, 2015 the bank guarantee was in place and the corporate guarantee was not. See also Note 11.
Legal Matters—On November 3, 2010, the Company entered into a joint venture with Roquette Frères, S.A. (“Roquette”), and formed Solazyme Roquette Nutritionals, LLC (“SRN”), which was 50% owned by the Company and 50% owned by Roquette. The purpose of SRN was to pursue certain opportunities in microalgae-based products for the food, nutraceuticals and animal feed markets. The Company determined that this joint venture was a VIE and the Company was not required to consolidate its 50% ownership in this joint venture. Therefore, this joint venture was accounted for under the equity method of accounting. In June 2013, the Company and Roquette agreed to dissolve SRN and on July 18, 2013, SRN was dissolved.
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
In November 2014, Roquette filed an action against the Company in U.S. District Court for the District of Delaware for declaratory judgment related to the Roquette Arbitration. Roquette seeks a declaration that (i) the arbitrators in the Roquette Arbitration exceeded their authority by failing to render a timely arbitration award, (ii) the award issued by the arbitrators is void and (iii) all intangible assets of SRN should be assigned jointly to Roquette and the Company. The Company filed an Answer to the Complaint in January 2015, denying substantially all of Roquette’s claims and all of its prayers for relief. In April 2015, Roquette filed a motion for summary judgment in the action.
In February 2015, Roquette filed a second action against the Company in U.S. District Court for the District of Delaware for declaratory judgment related to the Roquette Arbitration. Roquette seeks a declaration that (A) the order of the arbitrators in the Roquette Arbitration for more discovery and new hearings is unenforceable and (B) in the alternative, the new discovery and hearings concerned an issue that is outside the scope of the arbitration. In February 2015, the two Delaware declaratory judgment actions were consolidated. The Company filed its Answer to the second Complaint in February 2015, denying all claims made in the Complaint and all related prayers for relief. In addition, the Company cross-claimed for (x) confirmation of the arbitration award, (y) an order compelling Roquette to comply with the arbitration award and (z) damages for misappropriation of the Company’s trade secrets, misuse of the Company’s confidential information and breach of contract. In April 2015, Roquette filed a motion for summary judgment in the action.
In March 2015 the Company filed a motion for an order confirming the award rendered in the Roquette Arbitration. In response, in April 2015, Roquette filed a motion to vacate the arbitration award, which included counterclaims alleging Company misuse of Roquette trade secrets.
In March 2015, the Company filed a motion for a preliminary injunction preventing Roquette’s continued use of trade secrets misappropriated from the Company. Discovery is proceeding in this matter.
A hearing on motions currently pending in the Delaware proceedings (including the Company's motion for preliminary injunction) is scheduled for July 28, 2015.
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
16. STOCK-BASED COMPENSATION AND COMMON STOCK
The Company’s stock-based compensation plans include the Second Amended and Restated Equity Incentive Plan (the “2004 EIP”), the 2011 Equity Incentive Plan (the “2011 EIP”) and the Employee Stock Purchase Plan (the “2011 ESPP”). On May 25, 2011, in conjunction with the Company’s initial public offering, the 2004 EIP terminated so that no further awards may be granted under the 2004 EIP. Although the 2004 EIP terminated, all outstanding awards will continue to be governed by their existing terms. The plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. The Board of Directors has delegated certain authority to the Compensation Committee with respect to administration of the plans. See Note 14 to the Company’s Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information related to these stock-based compensation plans.
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$2,248	$4,176
RSUs/RSAs	1,777	2,342
ESPP	45	91
Stock-based compensation expense	$4,070	$6,609
Research and development	$1,112	$1,820
Sales, general and administrative	2,958	4,789
Stock-based compensation expense	$4,070	$6,609
Common Stock Warrants—In May 2011, the Company granted Bunge a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of March 31, 2015, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares could no longer vest. Refer to Note 11 for a discussion of the accounting for the Bunge Warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 1, 2019. As of March 31, 2015, 141,666 of the warrant shares had vested. See Note 13.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2014, 100,000 shares of unvested performance-based restricted stock units (“PSUs”) were canceled and there were no shares of unvested PSUs as of December 31, 2014. No additional PSUs were granted during the three months ended March 31, 2015.

Common Stock Offering—On April 1, 2014, the Company issued 5,750,000 shares of its common stock, par value $0.001 per share, at $11.00 per share in an underwritten public offering (the "Common Stock Offering"). The net proceeds from the Common Stock Offering were approximately $59.3 million, after deducting underwriter discounts and commissions and estimated offering expenses payable by the Company.
Employee Stock Option Exchange Program—In January 2015, the Company commenced an exchange offer to allow employees the opportunity to exchange, on a grant-by-grant basis, their outstanding eligible options that had an exercise price per share equal to or greater than $6.79 for new stock options on a two-for-one basis that the Company granted under its 2011 EIP. Generally, all employees with options were eligible to participate in the program, which expired at 9:00 p.m. Pacific Time on February 18, 2015. Non-employee members of Solazyme’s Board of Directors were not eligible to participate. Each new stock option has an exercise price of $2.58, the last reported sale price per share of Solazyme common stock on the NASDAQ Global Select Market on the new stock option grant date, which was February 19, 2015.
Each new stock option has a maximum term that is equal to the remaining term of the corresponding eligible option. Each new stock option has the same final vesting date as the corresponding eligible option. Each new stock option has the same rate of vesting, from the same vesting commencement date, as the corresponding eligible option, provided that any vesting that would have occurred prior to January 1, 2016 cumulates and cliff vests on January 1, 2016. This is the case even if the eligible options were fully vested on the date of the exchange. The optionee must be employed by the Company on January 1, 2016 to benefit from this new option cliff vest.
On February 19, 2015, the Company granted new options to eligible options holders to purchase 2,745,279 shares of common stock in exchange for the cancellation of the tendered options. The Company will record a charge of approximately $0.5 million associated with the stock option modification over the vesting periods of the new options which range from ten months to four years. This modification charge was recorded as additional stock-based compensation expense beginning in the first quarter of 2015. This modification charge is estimated using an exchange price of $2.58.

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
We tailor the composition of our oils and bioproducts to address specific customer requirements, via a renewable pathway, by replacing or improving intermediates and ingredients in major markets currently served by conventional oils and specialty markets. We are commercializing our primary products as either Intermediates/Ingredients that include branded products such as Encapso™, AlgaViaTM Lipid Powder and AlgaViaTM Protein, or as Personal Care Products that include branded products such as Algenist® skin and personal care products, targeted at customers in the: (1) Industrial Products, (2) Food Products, and (3) Personal Care Products markets. Algenist® skin and personal care line is formulated with our proprietary ingredients, Alguronic Acid® and Microalgal Oil, which is incorporated into a full-range of branded skin and personal care products.
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
We are also developing food oils and powdered ingredients targeted at the Food Products market. Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. In addition, we have developed novel methods of preparing powdered forms of triglyceride oils and vegan proteins, and our powdered ingredients are composed of unmodified whole algal cells. AlgaViaTM Lipid Powder (also known as whole algal flour) and AlgaViaTM Protein (also known as whole algal protein) can improve the nutritional profile of foods and beverages. AlgaViaTM Lipid Powder is a new fat source that allows for the reduction or replacement of dairy fats, oils, and eggs. AlgaViaTM Protein is a new vegan source of protein that is free of known allergens and gluten. Both AlgaViaTM Lipid Powder and AlgaViaTM Protein can be used across a range of applications such as beverages (ready-to-drink and powdered), bakery, snacks, bars, dressings, sauces and frozen desserts.
Our production process is compatible with commercial-scale, widely-available fermentation and oil recovery equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs, such as those used to perform development work under certain agreements with strategic partners and to fulfill commercial supply agreements with certain partners. This allows us to more easily scale up to larger fermentation vessels. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration (120,000 liter) and commercial (approximately 500,000 liter and above) fermenter scale. The fermentation equipment used to achieve commercial scale at the Clinton Facility is comparable to the fermentation equipment at the Solazyme Bunge JV Plant in Brazil. Our existing manufacturing operations are as follows:

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

•
In November 2012, we executed a strategic collaboration agreement with Archer-Daniels-Midland Company (ADM) to produce algal triglyceride oil products at ADM’s facility in Clinton, Iowa (Clinton Facility). In January 2014, we commenced commercial operations at both the Clinton Facility and the downstream companion facility operated by American Natural Processors, Inc. (ANP). We, along with ADM and ANP, have manufactured five distinct products at the facilities, and products are being sold and distributed. The Clinton Facility utilizes fermentation vessels that are approximately 500,000-liters and corn sugars as a feedstock to produce algal triglyceride oil products. The current focus for the Clinton Facility is to produce higher margin products such as our Encapso™ product and to balance production with operating expenses. We have the option to expand the capacity. See “Significant Partner Agreements.”

•
We utilize contract manufacturing to assist in the production of our products, and we closely monitor and advise these contract manufacturers to maintain stringent quality standards for our products. We also produce some active ingredients for Solazyme Personal Care Products at our Peoria Facility.

Through fiscal year 2013, our revenues were generated from research and development programs and commercial sale of our personal care products. Starting in the first quarter of 2014 our product revenues expanded to include initial sales of intermediate and ingredient products. Our research and development programs have been conducted primarily under agreements with government agencies and strategic partners to fund development work and to perform application testing. We focus our innovation efforts on creating a broad suite of algal products that meet market needs. We intend to continue to work closely with our partners and customers to understand their requirements and design products to specifically address their needs. Our main commercial focus is to sell high-value oils, encapsulated oils and whole algal powdered products to companies that use them as intermediates and ingredients.
Within the Personal Care Products market, we have developed a portfolio of innovative and branded microalgae-based consumer products. Our first major ingredient in this market was Alguronic Acid®, which was formulated into a full range of Algenist® skin care products. Since its launch in 2011, we have commercialized our Algenist® anti-aging skin care line, marketed to date primarily through Sephora S.A. and its affiliates (Sephora) and QVC. In April 2014, our Algenist® product line launched at Nordstrom, our first high-end department store retail channel. In July 2014, our Algenist® line launched at ULTA Beauty retail stores throughout the United States. We have also expanded our international distribution and are currently selling in over 2,500 retail stores in 22 countries including several member countries of the EU, Mexico, Canada and China. Beginning in 2013, we further leveraged our innovative ingredient research and expertise by broadening the Algenist® line to include products that use microalgae oil and whole algal ingredients as replacements for essential oils currently used in other skin care products.
In the first quarter of 2014, we began selling our intermediate and ingredient products more broadly to customers in the Industrial Products market with the launch of EncapsoTM. Our initial commercial use for our EncapsoTM product is as a biodegradable oil and gas drilling fluids lubricant.
Significant Partner Agreements
We currently have joint venture, joint development, supply and distribution arrangements with several strategic partners. We expect to enter into additional partnerships in each of our target markets to advance commercialization of our products and to expand our upstream and downstream capabilities. Upstream, we expect partners to provide research and development funding, capital for commercial manufacturing capacity and/or secure access to feedstock. Downstream, we expect partners to provide expanded distribution channels, product application testing, marketing expertise and/or long-term purchase commitments. Our current principal partnership and strategic arrangements include:
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
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate a commercial-scale renewable algal oil production facility (the Solazyme Bunge JV Plant) adjacent to Bunge’s Moema sugarcane mill in Brazil. The Solazyme Bunge JV Plant leverages our technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian Development Bank. In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured; production optimization is continuing and is expected to ramp as we work to increase efficiency in unit operations, and balance production volumes with operating costs as we focus on higher value products. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV.
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
In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity at select Bunge owned and operated processing facilities worldwide. In addition, we and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. In March 2015, we entered into an additional JDA with Bunge to jointly develop a unique food ingredient.
Refer to Note 11 and Note 13 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.
ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. The Clinton Facility is producing algal triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock. We are also working together with ADM to develop markets for the products produced at the Clinton Facility. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of ANP. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities.
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
AkzoNobel. In May 2013, we entered into a joint development agreement with AkzoNobel, a leading global paints and coatings company and a major producer of specialty chemicals, targeting the development and commercial sales of triglyceride oils for use by AkzoNobel in its surface chemistry and decorative paints businesses. Product development efforts began in the second half of 2013, and in July 2014 we entered into a research and development plan with AkzoNobel which extends through June 2017.
Flotek. In March 2015, we entered into agreements to jointly commercialize Flocapso™, a drilling fluid additive.  In addition, Flotek will market our Encapso™ product in certain Middle Eastern markets.
Financial Operations Overview
Revenues
We are commercializing our products as intermediate and ingredient products and personal care products. Intermediate and ingredient products encompass a portfolio of ingredient products targeted at customers in the Industrial Products and Food Products markets. We are currently selling our consumer-focused Algenist® branded skin and personal care line in the Personal Care Product market. Prior to commercialization of our Algenist® products in 2011, our revenues were primarily from collaborative research and government grants. Through the end of 2013, our product revenues were entirely from the sale of consumer-focused branded products into the Personal Care Products market, providing us with the highest gross margin within our target markets. In the first quarter of 2014, we began to sell intermediate and ingredient products more broadly into the Industrial Products markets as we began to commercially produce and distribute products from the Clinton/Galva Facilities.

•	Product Revenues
Product revenues consist of revenues from products sold commercially into each of our target markets.
We began our commercialization from sale of consumer-focused branded skin and personal care products in the Personal Care Products market. Starting in 2011, we recognized revenues from the sale of our first consumer-focused commercial product line, Algenist®, which we distributed to the skin and personal care end market through arrangements with Sephora S.A. and its affiliates (Sephora), QVC and ULTA Beauty in 22 countries including the U.S., member countries of the EU, Mexico, Canada and China, as well as direct-to-consumer sales via the Internet. In the first quarter of 2014, we began selling our intermediate and ingredient products commercially into the Industrial Products market. We launched our Encapso™ product, a biodegradable lubricant for drilling fluids, Tailored™ oil products to customers that use our intermediate products, as well as fuel blend sales as part of our effort to build our fuels marketing and commercial development programs; preliminary program efforts include the sale and transfer of blended fuels to private (non-government) customers. We expect our product revenues to increase as the demand for our consumer-focused product lines grow and as we continue to commercialize our portfolio of intermediate and ingredient products including Tailored™ oils and powders, our advanced biofuel blends, and our Encapso™ product targeted at customers in the Industrial Products market, as well as our food ingredients products targeted at customers in the Food Products market.
Product revenues represented 70% and 59% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

•	Research and Development Program Revenues
Revenues from R&D programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and other R&D program agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and recently completed R&D programs with governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues represented 30% and 41% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Revenues from commercial and strategic partner development agreements represented almost 100% of total R&D revenues for the three months ended March 31, 2015 and 2014.
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
Through the end of 2013, cost of product revenue consisted primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, including internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid®, a microalgae-based active ingredient, and Microalgae Oil used in our Algenist® product line. Beginning in the first quarter of 2014, cost of product revenue also includes manufacturing, distribution and related third party contract costs associated with the production of our intermediate/ingredient products, such as our EncapsoTM product, TailoredTM oils and fuels. Prior to our products' meeting any applicable regulatory requirements, all manufacturing and related production costs are recorded as research and development expenses. Starting in 2014, our EncapsoTM product and three of our TailoredTM oils met applicable regulatory requirements and we began capitalizing certain production costs to inventory.
Certain scale-up production costs related to operations at the Clinton/Galva facilities may be charged to research and development and relate to process development associated with the manufacturing scale-up at the facilities. In addition, unallocated fixed costs for these manufacturing facilities may be charged to selling, general and administrative expenses when facilities are not operating at full capacity. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our consumer product lines grows and as we commercialize our portfolio of intermediate/ingredient products targeted at customers in the Industrial Products and Food Products markets.

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
Sales, general and administrative expenses consist primarily of personnel and related costs including non-cash stock-based compensation related to our executive management, corporate administration, sales, marketing and business development functions, professional services, marketing programs and samples, facility and administrative overhead expenses and unallocated fixed third-party facilities costs incurred when facilities are not operating at full capacity. Professional services consist primarily of consulting, external accounting, legal and investor relations fees associated with operating as a publicly-traded company.

•	Restructuring Charges
In December 2014 we took steps to decrease operating expenses through a reduction in workforce and other cost-cutting measures (2014 Restructuring Plan). Restructuring charges consist primarily of one-time employee severance costs, asset impairment and accelerated depreciation related to consolidation of our Brazil subsidiary’s lab and offices.
Other Income (Expense), Net
•Interest and Other Income
Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.
•Interest Expense
Interest expense consists primarily of interest expense related to our 6.00% Convertible Senior Subordinated Notes due 2018 (the 2018 Notes) and 5.00% Convertible Senior Subordinated Notes due 2019 (the 2019 Notes collectively with the 2018 Notes, the Notes). As of March 31, 2015 and December 31, 2014, our outstanding debt, net of debt discounts, was approximately $200.7 million and $200.1 million, respectively.
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
•Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain (loss) from change in fair value of derivative liabilities consists of the changes in the fair value of the embedded derivatives related to the early conversion payment features of the the 2018 Notes and 2019 Notes issued in January 2013 and April 2014, respectively.
•Income (Loss) from Equity Method Investment
Income (loss) from our equity method investment in the Solazyme Bunge JV is recorded in our income statement as “Income (Loss) from Equity Method Investment”.
•Income Taxes
Since inception, we have incurred net losses and have not recorded any U.S. federal, state or non-U.S. income tax provisions. We have recorded a full valuation allowance against deferred tax assets as it is more likely than not that they will not be realized.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2014 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, stock-based compensation and income taxes. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2014 Annual Report on Form 10-K.

Results of Operations
Comparison of Three Months Ended March 31, 2015 and 2014
Revenues

	Three Months Ended March 31,
	2015	2014	$ Change
	(In thousands)
Revenues:
Product revenues	$8,821	$7,348	$1,473
Research and development programs	3,784	5,043	(1,259)
Total revenues	$12,605	$12,391	$214
We have two reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients and Other. The Intermediates/Ingredients and Other segment includes sale of our Encapso™ product and TailoredTM oils. Our discussions below surrounding changes in product revenue and gross margin are based on those reportable segments.
Our total revenues increased by $0.2 million in the first quarter of 2015 compared to the same period in 2014, due to $1.5 million of increased product sales, offset by $1.3 million of decreased R&D program revenues in the first quarter of 2015 compared to the same period in 2014. The increase in product revenues was due primarily to $1.3 million of increased Algenist® product sales primarily related to new product offerings and increased consumer demand, as well as $0.2 million of increased sales of Intermediates/Ingredients and Other products. Increase in product sales of Encapso™ and high value industrial oils were partially offset by a decrease in Fuel blend sales related to our effort to build our fuels marketing and commercial development program.

We expect Intermediates/Ingredients and Other product revenues to increase as a percentage of total net product revenues as we ramp our large-scale production.

R&D program revenues decreased by $1.3 million, due primarily to decreased revenues from development agreements with the Solazyme Bunge JV, partially offset by an increase in revenues from development agreements with strategic partners. Certain development agreements require completion of certain research and development milestones, and during the first quarter of 2015 we achieved such milestones, which resulted in $1.6 million of R&D revenues as compared to the same period in 2014, which didn’t have any contractually defined milestones.

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

The inherent flexibility of our technology platform and the broad usage of triglyceride oils across multiple industries allow us to approach a wide range of customers across myriad end markets. We expect our product revenues to increase as we commercialize our Intermediates/Ingredients and Other products encompassing a portfolio of product revenues to total revenues as we continue our focus on higher value Industrial Products and Food Products.

Cost of Product Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
Cost of revenue:
Product	$4,670	$3,390	$1,280
Gross profit:
Product	$4,151	$3,958	$193
Gross margin:
Product	47%	54%	(7)%
Beginning in early 2014, cost of product revenue includes 2014 production costs associated with our Intermediates/Ingredients and Other products, when we began to sell these products more broadly to customers in the Industrial Products markets. Prior to meeting applicable regulatory requirements for these products and during scale-up of the manufacturing process, certain Intermediate/Ingredient and Other product manufacturing, related production and unallocated third-party fixed facilities costs were charged to research and development and selling, general and administrative expenses. Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold.
Cost of product revenue increased $1.3 million in the first quarter of 2015 compared to the same period in 2014 due primarily to increased Algenist® product sales. Gross margins decreased from 54% during the first quarter of 2014 to 47% in the first quarter of 2015 primarily due to lower gross margins on Algenist® product sales of 63% in the first quarter of 2015 compared to 70% in the first quarter of 2014 as a result of inventory adjustments and lower gross margins on Intermediates/Ingredients and Other product sales. The gross margin for Intermediates/Ingredients and Other product sales was 10% in the first quarter of 2015 compared to 21% in the first quarter of 2014, the latter of which was impacted favorably by the sale of inventories that were expensed to research and development expense prior to the first quarter of 2014. In addition, the gross margin on Intermediates/Ingredients and Other product sales excludes certain production costs related to the scale-up of plant operations, which are recorded to research and development expense, as well as unallocated fixed third-party facilities costs, associated with facilities not operating at full capacity, which are recorded to selling, general and administrative expense. The gross margins for our Intermediates/Ingredients and Other products are expected to be lower than our historical margins, which were based on our branded skin and personal care products. We will continue to sell our highest gross margin branded skin and personal care products and we expect to focus on production and sales of Intermediates/Ingredients and Other products with higher margins. We expect our overall gross margin to decline as our product mix shifts more to Intermediate/Ingredient product sales.

We expect our total cost of production for products manufactured at the Clinton/Galva Facilities will increase as we continue to sell Intermediates/Ingredients in the Industrial Products and Food Products markets and as we focus the Clinton Facility on higher margin products such as our Encapso™ product and otherwise balance production volumes with operating expenses. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as production volumes fluctuate. As production volume increases our cost per metric ton produced is expected to decrease.
Operating Expenses

	Three Months Ended March 31,
	2015	2014	$ Change
	(In thousands)
Operating expenses:
Research and development	$12,554	$20,835	$(8,281)
Sales, general and administrative	21,268	20,607	661
Restructuring charges	424	—	424
Total operating expenses	$34,246	$41,442	$(7,196)
Research and Development Expenses
Our research and development expenses decreased by $8.3 million in the first quarter of 2015 compared to the same period in 2014, due primarily to $5.6 million of lower scale up costs, $2.4 million of decreased personnel-related and facilities-

related costs and $0.6 million of decreased product development costs related to our 2014 Restructuring Plan implemented starting in late December 2014. Personnel-related costs include non-cash stock-based compensation expense of $1.1 million in the first quarter of 2015 compared to $1.8 million in the same period in 2014. Scale up costs decreased as we had limited operations at the Clinton/Galva Facilities in the first quarter of 2015 compared to the same period in 2014.
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
Sales, General and Administrative Expenses
Our sales, general and administrative expenses increased by $0.7 million in the first quarter of 2015 compared to the same period in 2014, primarily due to $3.6 million of unallocated fixed third-party facilities costs associated with facilities not operating at full capacity, partially offset by $2.8 million of decreased personnel-related and facilities costs primarily as a result of decreased non-cash stock-based compensation expense, and decreased personnel costs as a result of the 2014 Restructuring Plan implemented in December 2014. Personnel-related costs include non-cash stock-based compensation of $3.0 million in the first quarter of 2015 compared to $4.8 million in the same period in 2014. Stock-based compensation decreased in the first quarter of 2015 compared to the same period in 2014 primarily due to stock option modification expense recorded in the prior period. During the first quarter of 2015, our facilities were not operating at full capacity as we managed limited production campaigns at the Clinton/Galva Facilities to focus on establishing operations at the Solazyme Bunge JV Plant pursuant to our 2014 Restructuring Plan. We plan to continue to invest in commercialization of our high value Intermediate/Ingredient products in the Industrial Products and Food Products markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease for the remainder of 2015 compared to the same periods in 2014, as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014.
Restructuring Charges
In December 2014 we took steps to decrease operating expenses through the 2014 Restructuring Plan. Restructuring charges in the first quarter of 2015 consist primarily of one-time employee severance costs and related asset accelerated depreciation charges. We anticipate a reduction in annualized cash operating expenses of at least $18.0 million in 2015 related to the 2014 Restructuring Plan.
Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$263	$235	$28
Interest expense	(3,536)	(1,347)	2,189
Loss from equity method investment	(5,066)	(3,834)	1,232
Gain from change in fair value of warrant liability	—	688	(688)
(Loss) gain from change in fair value of derivative liabilities	(15)	2,018	(2,033)
Total other income (expense), net	$(8,354)	$(2,240)	$6,114
Interest expense
Interest expense increased by $2.2 million in the first quarter of 2015 compared to the same period in 2014 due primarily to increased interest expense as a result of the 2019 Notes issued in April 2014. We expect interest expense to increase primarily as a result of issuing the 2019 Notes, and to fluctuate with changes in our debt obligations.
Loss from Equity Method Investment
Loss from equity method investment increased by $1.2 million in the first quarter of 2015 compared to the same period in 2014, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and to decrease once commercial-scale production is achieved.
Gain from Change in Fair Value of Warrant Liability
Gain from the change in fair value of warrant liability was $0 in the first quarter of 2015 compared to a $0.7 million gain from the change in fair value of warrant liability in the same period in 2014. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Loss from change in fair value of derivative liabilities of $15,000 in the first quarter of 2015 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $2.0 million gain in the same period in 2014. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$38,196	$42,689
Marketable securities	135,383	164,619
Cash, cash equivalents and marketable securities decreased by $33.7 million in the first quarter of 2015, primarily due to cash used in operating activities of $26.8 million and $6.6 million of capital contributed to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(26,769)	$(28,640)
Net cash provided by investing activities	22,322	18,592
Net cash provided by financing activities	377	5,535

Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of March 31, 2015, we had an accumulated deficit of $503.1 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability. To date, our sources for capital have been as follows:
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
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge, which operates an oil production facility in Brazil that utilizes our proprietary technology to produce oil products from sugar feedstock provided by Bunge. Through March 31, 2015, we contributed approximately $79.6 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $75.5 million based on the exchange rate as of March 31, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which has reduced the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
Commercial Banks
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay an outstanding term loan plus accrued interest on another facility. On June 27, 2014, we paid in full the outstanding principal and interest due under the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indentures related to the 2018 Notes and the 2019 Notes by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, approximately $24.1 million of the HSBC facility remained available as of March 31, 2015, and we were in compliance with the financial covenants of the HSBC facility.
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
On June 19, 2014, we entered into note exchange agreements (the Exchange Agreements) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with us for 2,409,964 shares of our common stock. The Exchange Agreements settled on June 30, 2014. Through March 31, 2015 we had issued approximately 8.3 million shares of our common stock to settle both the 2018 Note conversions and early conversion payments, including the settlements under the Exchange Agreements. We had $61.6 million aggregate principal amount of 2018 Notes outstanding as of March 31, 2015.
On April 1, 2014, we issued $149.5 million aggregate principal amount of 2019 Notes in a public offering pursuant to an effective shelf registration statement. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The 2019 Notes are convertible into our common stock and will mature on October 1, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Notes prior to maturity. The initial conversion price of the 2019 Notes is approximately $13.20 per share of common stock) and, under certain circumstances, the 2019 Note holders will be entitled to additional payments upon conversion. The 2019 Notes are convertible at the option of the holders at any time prior to January 1, 2018 into shares of our common stock at the then-applicable conversion rate. The conversion rate is initially 75.7576 shares of common stock per $1,000 principal amount of 2019 Notes. In the event the 2019 Notes are converted prior to January 1, 2018 (other than conversions in connection with certain fundamental changes described below), in addition to the shares deliverable upon conversion, the holders are entitled to receive an early conversion payment of $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at our election, in cash, or subject to satisfaction of certain conditions, in shares of our common stock. If we undergo a fundamental change (as defined in the indenture entered into with the trustee), 2019 Note holders may require that we repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2019 Notes converted in connection with such fundamental changes by a specified number of shares of our common stock. We had $149.5 million aggregate principal amount of 2019 Notes outstanding as of March 31, 2015.
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

Cash Flows from Operating Activities
Cash used in operating activities of $26.8 million in the three months ended March 31, 2015 primarily reflects a loss of $34.7 million, aggregate non-cash charges of $12.0 million and a net change of $4.1 million in our net operating assets and liabilities. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our warrant liability and derivative liabilities, depreciation and amortization, net amortization of premiums on marketable securities, restructuring charges, debt conversion expense and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liabilities to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments and depreciation expense to increase as production of commercial products and optimization of manufacturing operations at the Solazyme Bunge JV Plant and the Clinton/Galva Facilities is ramped up.
The net change in our operating assets and liabilities was primarily a result of decreased accounts payable and accrued liabilities of $4.6 million, increased accounts receivable and unbilled revenue of $0.8 million, partially offset by increased other long-term liabilities of $1.5 million. Accounts payable and accrued liabilities decreased due to cash payments of severance payments related to the 2014 Restructuring Plan and bonus payments made in the first quarter of 2015, partially offset by interest accrued on the Notes. Accounts payable and unbilled revenue decreased due to decreased revenues from development agreements with the Solazyme Bunge JV. Other long-term liabilities increased due to additional accrual of deferred rent.
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
The net change in our operating assets and liabilities was primarily a result of increased accounts receivable and unbilled revenue of $1.1 million, increased inventories of $1.1 million, increased deferred revenues of $0.7 million, decreased accounts payable and accrued liabilities of $3.7 million and decreased other assets of $1.5 million. Accounts receivable and unbilled revenue increased primarily due to billing related to commercial sale of intermediate/ingredient products, such as Encapso™ lubricant, Tailored™ oils and fuels, research and development agreements entered into in 2013 and timing on collections of accounts receivables. Inventories increased mainly due to the launch of new commercial products in the first quarter of 2014. Deferred revenues increased due primarily to the timing of payments received under our R&D programs. The net decrease in accounts payable and accrued liabilities was due primarily to timing of annual employee bonus payment, increased scale-up activities at the Clinton Facility and timing of semi-annual interest payment on the Notes. Other assets decreased due to amortization of a deferred rent asset.
Cash Flows from Investing Activities
In the three months ended March 31, 2015, cash provided by investing activities was $22.3 million, primarily as a result of $29.0 million of net marketable securities maturities, partially offset by $6.6 million of capital contributed to the Solazyme Bunge JV.
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
Cash Flows from Financing Activities
In the three months ended March 31, 2015, cash provided by financing activities was $0.4 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
In the three months ended March 31, 2014, cash provided by financing activities was $5.5 million, primarily due to cash received from common stock issuances pursuant to our equity plans.
Contractual Obligations and Commitments
There have been no significant changes to the Company’s contractual obligations and commitments since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Notes 11 and 15, respectively, in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2015. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2015, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of March 31, 2015. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of March 31, 2015 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
We may be involved, from time to time, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

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
We have incurred substantial net losses since our inception, including a net loss of $34.7 million during the quarter ended March 31, 2015. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of March 31, 2015, we had an accumulated deficit of $503.1 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below), the ramp up and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV produces microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from Bunge is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and the first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. Manufacturing operations and processes continue to be optimized as the facility is ramped up. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advanced our work on Brazilian sugarcane feedstocks and extended through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited a portion of which vested upon the successful completion of milestones that targeted the completion of construction of the Solazyme Bunge JV facility. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential feedstock and manufacturing partners.
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
Manufacturing operations have begun at the Solazyme Bunge JV production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The first products from the Solazyme Bunge JV production facility were produced in the second quarter of 2014, and manufacturing operations at the facility are in the process of being optimized and ramped up. We do not expect the facility to reach full nameplate capacity in the near term as the Solazyme Bunge JV continues to optimize manufacturing operations and focuses production on high margin products, and additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the Solazyme Bunge JV production facility. Under the joint venture agreements, Bunge has agreed to provide feedstock as well as utility services to the Solazyme Bunge JV production facility. The production facility has experienced, and may continue to experience, intermittent supply of power and steam supply from Bunge. While Bunge is making changes to its utility services designed to provide consistent and reliable utilities to the Solazyme Bunge JV production facility, if the changes are not successful, or if it takes longer than expected for Bunge to provide consistent and reliable supply of power and steam to the production facility, production yields will be lower, the ramp up and optimization of the Solazyme Bunge JV production facility will be delayed, our costs will increase and our business and results of operations will be adversely affected.
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
Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in legal proceedings with our former partner Roquette Frères, S.A. and in September 2014 we agreed to settle a legal proceeding with our former partner Therabotanics, LLC. For additional information regarding the Roquette proceedings, see Note 15 - Commitments and Contingencies of the notes to the included financial statements.
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
We and Roquette engaged in an arbitration proceeding concerning the proper assignment of the intellectual property of SRN. In February 2015 the arbitration panel awarded all such intellectual property to us. In addition, Roquette commenced two separate actions in the U.S. District Court for the District of Delaware for declarations that, among other things, the arbitrators exceeded their authority by failing to render a timely arbitration award and as a result any orders or awards issued by the arbitrators are void. We do not believe that Roquette’s Delaware actions have merit and have counterclaimed for (i) confirmation of the arbitration award, (ii) an order compelling Roquette to comply with the arbitration award and (iii) damages for misappropriation of trade secrets, misuse of confidential information and breach of contract. In addition, we have filed a motion for a preliminary injunction preventing Roquette’s continued use of trade secrets misappropriated from us. In turn Roquette has counterclaimed that we have misused certain Roquette trade secrets. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture's business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act (“EISA”) of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, in 2013, the U.S. Environmental Protection Agency (EPA) proposed a reduction in the volume of total alternative fuel from the 2014 statutory target of 18.15 billion gallons to 15.21 billion gallons. In addition, the EPA issued a notification of delay in issuing the 2014 and 2015 standards for the renewable fuel standard program. In light of this delay, the compliance demonstration deadlines for the 2014, and possibly the 2015, renewable fuel standards will also be delayed. The elimination of, or any additional reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research, development or commercial adoption of renewable fuels.
In addition, the U.S. Congress has passed legislation that extends tax credits to blenders of certain renewable fuel products. However, there is no assurance that this or any other favorable legislation will remain in place. For example, the biofuel tax credit expires annually, and is therefore at risk every year for delay of approval. The most recent biofuel tax credit expired in December 2013 and its extension was not approved until December 2014. Any reduction in, phasing out or elimination of existing tax credits, subsidies and other incentives in the U.S. and foreign markets for renewable fuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our fuel products and increase the overall cost of commercialization of our renewable fuels, which would adversely affect our business.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of March 31, 2015, approximately $61.6 million aggregate principal amount of the 2018 Notes was outstanding and approximately $149.5 million aggregate principal amount of the 2019 Notes was outstanding. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.
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
As of March 31, 2015, our total consolidated indebtedness was $211.1 million. Of our $211.1 million of indebtedness, $0 is currently secured. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
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
Our management has concluded that there were no material weaknesses in our internal controls over financial reporting as of December 31, 2014. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.
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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes. See Note 2 in the accompanying notes to our audited consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 14 in the accompanying notes for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. Further, under our Collaboration Agreement with ADM, we have the right to deliver our common stock for a portion of the annual amounts due under the agreement for use and operation of the Clinton Facility. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: May 7, 2015