Form 10-Q
period 2015-06-30
SOLAZYME INC
filed 2015-08-10
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value per share	80,191,307 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$35,653	$42,689
Marketable securities	111,373	164,619
Accounts receivable, net	3,276	4,598
Unbilled revenues	1,185	3,002
Inventories	14,790	15,334
Prepaid expenses and other current assets	3,493	3,685
Total current assets	169,770	233,927
Property, plant and equipment, net	33,197	36,080
Investment in unconsolidated joint venture	39,304	40,934
Other assets	1,426	1,648
Total assets	$243,697	$312,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,954	$8,319
Accrued liabilities	10,831	14,079
Current portion of long-term debt	—	6
Deferred revenue	825	1,050
Total current liabilities	16,610	23,454
Deferred revenue	—	150
Convertible debt, inclusive of derivative liabilities of $232 and $83 at June 30, 2015 and December 31, 2014, respectively; and net of unamortized debt discounts of $9,957 and $11,124 at June 30, 2015 and December 31, 2014, respectively.	201,408	200,091
Other liabilities	5,846	2,518
Total liabilities	223,864	226,213
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 80,176,861 and 79,388,069 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	575,126	565,769
Accumulated other comprehensive loss	(15,079)	(11,014)
Accumulated deficit	(540,294)	(468,458)
Total stockholders’ equity	19,833	86,376
Total liabilities and stockholders’ equity	$243,697	$312,589
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenues	$8,307	$9,022	17,128	16,370
Research and development programs	3,433	6,917	7,217	11,960
Total revenues	11,740	15,939	24,345	28,330
Costs and operating expenses:
Cost of product revenues	4,361	4,470	9,031	7,860
Research and development	12,747	22,064	25,301	42,899
Sales, general and administrative	20,981	21,637	42,249	42,244
Restructuring charges	(31)	—	393	—
Total costs and operating expenses	38,058	48,171	76,974	93,003
Loss from operations	(26,318)	(32,232)	(52,629)	(64,673)
Other income (expense):
Interest and other income, net	137	393	400	628
Interest expense	(3,547)	(5,055)	(7,083)	(6,402)
Loss from equity method investment	(7,309)	(4,278)	(12,375)	(8,112)
Gain from change in fair value of warrant liability	—	—	—	688
(Loss) gain from change in fair value of derivative liabilities	(134)	(1,745)	(149)	273
Total other income (expense)	(10,853)	(10,685)	(19,207)	(12,925)
Net loss	$(37,171)	$(42,917)	$(71,836)	$(77,598)
Net loss per share, basic and diluted	(0.46)	(0.56)	(0.90)	(1.07)
Weighted average number of common shares used in loss per share computation, basic and diluted	80,097,866	75,963,290	79,874,952	72,606,733
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(37,171)	$(42,917)	$(71,836)	$(77,598)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	15	(40)	190	(52)
Foreign currency translation adjustment	1,942	956	(4,255)	2,210
Other comprehensive income (loss)	1,957	916	(4,065)	2,158
Total comprehensive loss	$(35,214)	$(42,001)	$(75,901)	$(75,440)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(71,836)	$(77,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,861	3,104
Gain on sale of available for sale securities	(2)	(7)
Net amortization of premiums on marketable securities	704	688
Amortization of debt discount	1,167	840
Amortization of loan fees	89	146
Warrant expense related to vesting of ADM Warrant	51	342
Debt conversion expense	—	1,766
Restructuring charges	393	—
Stock-based compensation expense	8,788	12,405
Loss from equity method investments	11,980	8,500
Revaluation of warrant liability	—	(688)
Revaluation of derivative liabilities	149	(273)
Changes in operating assets and liabilities:
Accounts receivable	(2,387)	(3,938)
Unbilled revenues	1,817	(2,505)
Inventories	544	(4,973)
Prepaid expenses and other current assets	125	159
Other assets	(48)	2,937
Accounts payable	(3,447)	6,141
Accrued liabilities	(2,926)	1,608
Deferred revenue	(375)	902
Other current and long-term liabilities	3,327	(95)
Net cash used in operating activities	(49,026)	(50,539)
Investing activities:
Purchases of property, plant and equipment	(703)	(4,531)
Proceeds from the sale of equipment	121	—
Purchases of marketable securities	(19,250)	(152,836)
Maturities of marketable securities	69,506	53,834
Proceeds from sales of marketable securities	2,425	6,148
Capital contributions in unconsolidated joint venture	(10,287)	(26,050)
Capitalized interest related to unconsolidated joint venture	—	(620)
Restricted certificates of deposit	181	—
Net cash provided by (used in) investing activities	41,993	(124,055)
Financing activities:
Repayments under loan agreements	(6)	(10,401)
Proceeds from the issuance of Senior Convertible Notes, net of discount	—	143,894
Proceeds from the issuance of common stock	114	6,989
Proceeds from issuance of common stock, pursuant to ESPP	313	709
Proceeds from issuance of common stock in a public offering, net of underwriting discounts and commission	—	59,259
Early exercise of stock options subject to repurchase	—	(4)
Payment for loan costs and fees	—	(448)
Cash settlement of vested restricted stock units	(32)	(68)
Net cash provided by financing activities	389	199,930
Effect of exchange rate changes on cash and cash equivalents	(392)	51
Net (decrease) increase of cash and cash equivalents	(7,036)	25,387
Cash and cash equivalents — beginning of period	42,689	54,977
Cash and cash equivalents — end of period	$35,653	$80,364
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$5,585	$1,996
Income taxes paid in cash	$—	$—
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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for other interim periods or future years.
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
Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On April 29, 2015 the FASB issued a proposed ASU to defer for one year the effective date of ASU 2014-09. The proposed ASU would defer the effective date of ASU 2014-09 for the Company to beginning after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the potential impact on its consolidated financial statements from adopting this new guidance.
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

The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(37,171)	$(42,917)	$(71,836)	$(77,598)
Denominator
Weighted-average number of common shares used in net loss per share calculation	80,097,866	75,963,579	79,874,952	72,607,768
Less: Weighted-average shares subject to repurchase	—	(289)	—	(1,035)
Denominator: basic and diluted	80,097,866	75,963,290	79,874,952	72,606,733
Net loss per share, basic and diluted	$(0.46)	$(0.56)	$(0.90)	$(1.07)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014, as their effect was anti-dilutive:

	June 30,
	2015	2014
Options to purchase common stock	10,603,967	11,259,064
Restricted stock units	1,791,457	2,406,795
Warrants to purchase common stock	1,250,000	1,250,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	18,790,996
Total	32,436,420	33,706,855
This table does not reflect (1) the series of warrants issued to Archer-Daniels-Midland Company (“ADM”) in March 2013 for payment in stock or cash, at the Company’s election, of future annual fees for use and operation of a portion of the ADM fermentation facility in Clinton, Iowa (the “Clinton Facility”) under the Strategic Collaboration Agreement (the "Collaboration Agreement") (see Note 13) and (2) early conversion payment features of the Notes (see Notes 8 and 14) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.
4. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(10,788)	$(226)	$(11,014)
Other comprehensive loss	(4,255)	190	(4,065)
Balance at June 30, 2015	$(15,043)	$(36)	$(15,079)

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(3,880)	$86	$(3,794)
Other comprehensive loss	2,210	(52)	2,158
Balance at June 30, 2014	$(1,670)	$34	$(1,636)

5. SEGMENT INFORMATION
The Company has two operating segments which are reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients & Other. The change in reportable segments for financial reporting purposes that occurred in the fourth quarter of 2014 has been retrospectively applied to the prior period disclosure below.

The following table shows gross margin for the Company's reportable segments for the three and six months ended June 30, 2015 and 2014, reconciled to the Company’s total product revenue and cost of product revenue as shown in its condensed consolidated statements of operations (in thousands):

Three months ended June 30, 2015	Algenist®	Intermediates/ Ingredients & Other	Total
Product revenues	$5,191	$3,116	$8,307
Cost of product revenues	1,347	3,014	4,361
Segment gross profit	$3,844	$102	$3,946
Six months ended June 30, 2015
Product revenues	$11,402	$5,726	$17,128
Cost of product revenues	3,667	5,364	9,031
Segment gross profit	$7,735	$362	$8,097

Three months ended June 30, 2014
Product revenues	$5,960	$3,062	$9,022
Cost of product revenues	1,890	2,580	4,470
Segment gross profit	$4,070	$482	$4,552
Six months ended June 30, 2014
Product revenues	$10,901	$5,469	$16,370
Cost of product revenues	3,377	4,483	7,860
Segment gross profit	$7,524	$986	$8,510
A reconciliation of total segment gross profit to operating loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit	$3,946	$4,552	$8,097	$8,510
Research and development programs revenue	3,433	6,917	7,217	11,960
Research and development expense	(12,747)	(22,064)	(25,301)	(42,899)
Sales, general and administrative expense	(20,981)	(21,637)	(42,249)	(42,244)
Restructuring charges	31	—	(393)	—
Loss from operations	$(26,318)	$(32,232)	$(52,629)	$(64,673)
The Company does not allocate its assets to its reportable segments.
6. RESTRUCTURING CHARGES
On December 18, 2014, the Company took steps to decrease operating expenses through a reduction in workforce and other cost-cutting measures (“2014 Restructuring Plan”). These targeted reductions are designed to enable the Company to achieve sustainable cash flow in the future.

A summary of the costs, which were recorded in Restructuring Charges in the condensed consolidated statements of operations, and remaining costs associated with the 2014 Restructuring Plan are as follows (in thousands):

	Total 2014 Restructuring Plan	Year Ended December 31, 2014	Six Months Ended June 30, 2015	Remaining Costs to be Recognized
Employee termination costs	$1,970	$1,962	$(1)	$9
Facility closure costs	12	—	12	—
Asset impairment	1,552	1,552	—	—
Accelerated depreciation	374	—	374	—
Other exit costs	8	—	8	—
Total	$3,916	$3,514	$393	$9
A summary of restructuring activity associated with the 2014 Restructuring Plan at June 30, 2015, and changes from the liability balance as of December 31, 2014, is as follows (in thousands):

	Balance at December 31, 2014	Additions/Adjustments	Payments	Balance at June 30, 2015
Employee termination costs	$1,348	$(1)	$(1,312)	$35
Facility closure costs	—	12	—	12
Total(1)	$1,348	$11	$(1,312)	$47
(1) The remaining accrued costs as of June 30, 2015 are recorded as current liabilities in the condensed consolidated balance sheets under “Accrued liabilities,” as they are expected to be paid out by the end of 2015.

7. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$53,664	$22	$(51)	$53,635
Asset-backed securities	29,726	6	(13)	29,719
Government and agency securities	12,428	38	(5)	12,461
Mortgage-backed securities	11,546	13	(48)	11,511
Commercial paper	—	—	—	—
Municipal bonds	4,045	3	(1)	4,047
Total	$111,409	$82	$(118)	$111,373

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$62,208	$16	$(134)	$62,090
Asset-backed securities	49,343	5	(38)	49,310
Mortgage-backed securities	19,280	25	(114)	19,191
Commercial paper	18,698	2	—	18,700
Government and agency securities	11,868	14	(4)	11,878
Municipal bonds	3,448	3	(1)	3,450
Total	$164,845	$65	$(291)	$164,619

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$38,195	$38,201	$46,759	$46,754
Due in 1-2 years	42,696	42,701	53,698	53,639
Due in 2-3 years	11,657	11,645	30,558	30,505
Due in 3-4 years	5,398	5,402	11,277	11,275
Due in 4-9 years	4,654	4,655	7,280	7,275
Due in 9-20 years	1,353	1,356	1,257	1,266
Due in 20-35 years	7,456	7,413	14,016	13,905
	$111,409	$111,373	$164,845	$164,619
Marketable securities classified as available-for-sale are carried at fair value as of June 30, 2015 and December 31, 2014. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $62.8 million as of June 30, 2015. Gross unrealized losses on available-for-sale securities were $0.1 million as of June 30, 2015, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $7.0 million and $27,000 as of June 30, 2015, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$6,610	$920	$—	$7,530
Marketable securities	5,799	105,574	—	111,373
Total	$12,409	$106,494	$—	$118,903
Financial Liabilities
Derivative liabilities	$—	$—	$232	$232

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$1,880	$7,828	$—	$9,708
Marketable securities	4,897	159,722	—	164,619
Total	$6,777	$167,550	$—	$174,327
Financial Liabilities
Derivative liabilities	$—	$—	$83	$83
Other than assets impaired as of December 31, 2014 as a result of the 2014 Restructuring Plan, the Company had no transactions measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and six months ended June 30, 2015 and 2014, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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

The Company used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
	2018 Notes	2019 Notes	2018 Notes	2019 Notes
Stock price	$3.14	$3.14	$2.58	$2.58
Estimated credit spread	2,983 basis points	2,410 basis points	2,450 basis points	2,900 basis points
Estimated stock volatility	55%	55%	55%	55%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair values of the embedded derivatives. The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	June 30, 2015	December 31, 2014
2018 Notes	$92	$35
2019 Notes	$140	$48
The total net increase in the estimated fair value of the embedded derivative for the Notes between December 31, 2014 and June 30, 2015 represents an unrealized loss that has been recorded as a loss from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the six months ended June 30, 2015.
The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of June 30, 2015 (in thousands):

Fair value at December 31, 2014	$83
Change in fair value of derivative liabilities of the Notes recorded as a loss	149
Fair value at June 30, 2015	$232
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of June 30, 2015 and December 31, 2014 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $129.0 million and $127.1 million at June 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg.

9. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,862	$1,555
Work in process	8,757	8,544
Finished goods	4,171	5,235
Total inventories	$14,790	$15,334
10. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Plant equipment	$30,596	$30,213
Building and improvements	5,807	5,807
Lab equipment	7,363	7,904
Leasehold improvements	1,893	1,935
Computer equipment and software	3,930	3,936
Furniture and fixtures	639	638
Land	430	430
Automobiles	194	194
Construction in progress	1,780	1,926
Total	52,632	52,983
Less: accumulated depreciation and amortization	(19,435)	(16,903)
Property, plant and equipment—net	$33,197	$36,080
Construction in progress as of June 30, 2015 and December 31, 2014 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.4 million and $2.9 million for the three and six months ended June 30, 2015, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2014, respectively.
11. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012. In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks, and manufacturing operations at the facility are in the process of being optimized and ramped up. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward targeted nameplate capacity as the Company works to increase efficiency in unit operations, and balances production volumes with operating costs as it focuses on higher value products. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. The Solazyme Bunge JV Plant leverages the Company’s technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a six member board of directors, three from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the agreement includes a value sharing mechanism that provides additional compensation to the Company for its technology contributions. The Company and Bunge each contributed capital in the amount of $84.2 million through June 30, 2015, comprised of $14.1 million, $47.9 million, $12.3 million and $10.0 million during the six months ended June 30, 2015 and during the years ended December 31, 2014, 2013 and 2012, respectively, to the Solazyme Bunge JV. During the six months ended June 30, 2015, the Company contributed $3.8 million to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV of $3.8 million.

The Company’s capital contributions paid in cash were recorded as an increase to investment in unconsolidated joint venture and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the optimization and ramping up of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision-making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction, optimization and ramping up of the Solazyme Bunge JV Plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interest in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV.  During the three and six months ended June 30, 2015, the Company recognized $7.3 million and $12.4 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively. During the three and six months ended June 30, 2014, the Company recognized $4.3 million and $8.1 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Company accounted for the Bunge Warrant pursuant to FASB ASC 505-50, Equity-Based Payments to Non-Employees, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. As of June 30, 2015, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche of 250,000 shares could no longer vest. The Company recorded no gain or loss related to the change in the fair value of the warrant liability and a net unrealized gain of $0 and $0.7 million during the three month and six months ended June 30, 2014, respectively. As of June 30, 2015, 750,000 of the Bunge Warrant shares had vested.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $77.8 million based on the exchange rate as of June 30, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, reducing the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of June 30, 2015, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and six months ended June 30, 2015.

The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of June 30, 2015 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investment in Unconsolidated Joint Venture	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$12	$839	$39,304	$—	$51,889

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $11.2 million based on the exchange rate at June 30, 2015) and non-cancelable purchase obligations of R$1.7 million (approximately $0.5 million based on the exchange rate at June 30, 2015).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of June 30, 2015 and December 31, 2014 and for the three month and six months ended June 30, 2015 and 2014, respectively, was as follows (in thousands):

	June 30, 2015	December 31, 2014
Current assets	$8,868	$4,339
Noncurrent assets	138,951	161,751
Total assets	$147,819	$166,090
Current liabilities	34,933	24,881
Noncurrent liabilities	57,579	78,666
JV's partners' capital, net	55,307	62,543
Total liabilities and partners' capital, net	$147,819	$166,090

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$401	$—	$658	$—
Net losses	$(13,407)	$(7,229)	$(23,175)	$(12,830)
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $1.1 million and $2.0 million in the three and six months ended June 30, 2015, respectively, and $3.4 million and $6.9 million in the three and six months ended June 30, 2014, respectively. The Company also recognized product revenues from sales to the Solazyme Bunge JV of $1.2 million during the three and six months ended June 30, 2015 and $1.3 million during the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company had receivables of $12,000 and $0.4 million, respectively, due from the Solazyme Bunge JV. As of June 30, 2015 and December 31, 2014, the Company had unbilled revenues of $0.8 million and $2.4 million, respectively, related to the Solazyme Bunge JV.

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and related liabilities	$5,891	$6,956
Accrued interest	3,494	3,495
Accrued professional fees	400	417
Accrued restructuring costs	47	1,348
Accrued costs under the Collaboration Agreement	451	476
Other accrued liabilities	548	1,387
Total accrued liabilities	$10,831	$14,079
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
Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extended through May 2013. In September 2013, the Company and Bunge agreed to extend the JDA, effective from May 2013 through September 2014. Pursuant to the JDA, the Company and Bunge jointly developed microbe-derived oils and explored the production of such oils from Brazilian sugarcane feedstock. The JDA also provided for Bunge to provide research funding to the Company through September 2014, payable quarterly in advance throughout the research term. The Company accounted for the JDA as an obligation to perform research and development services for others in accordance with FASB ASC 730-20, Research and Development Arrangements, and recorded the payments for the performance of these services as revenue in its condensed consolidated statement of operations. The Company recognized revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort incurred. The cumulative amount of revenue recognized under the JDA was limited by the amounts the Company was contractually obligated to receive as cash reimbursements. In March 2015, the Company entered into an additional JDA with Bunge to jointly develop a unique food ingredient. The additional JDA also stipulates that Bunge will provide research funding to the Company through December 2018, payable quarterly in advance throughout the research term.
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
The Company recorded rent expense related to the ADM Warrant of $30,000 and $51,000 during the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively, which is equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Average volatility	77%	55%
Average risk-free interest rate	1.5%	1.6%
Exercise price	$7.17	$7.17
Average stock price	$2.86	$11.38
Average expected remaining life	3.8	4.8
As of June 30, 2015, 166,666 of the ADM Warrant shares had vested.
Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer lubricants and other industrial products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $0.5 million and $2.1 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and six months ended June 30, 2015, respectively and $1.5 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and six months ended June 30, 2014.
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

Flotek—In March 2015, the Company entered into agreements with certain Flotek Industries Inc. affiliates (Flotek) to jointly commercialize Flocapso™, a drilling fluid additive, and to allow Flotek to market the Company's Encapso™ product in certain Middle Eastern markets.
14. DEBT
A summary of the Company’s debt as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Secured and unsecured debt
Equipment note	$—	$6
Total secured and unsecured debt	—	6
Convertible senior subordinated notes	211,133	211,132
Total debt	211,133	211,138
Add:
Fair value of embedded derivative	232	83
Less:
Unamortized debt discount	(9,957)	(11,124)
Current portion of debt	—	(6)
Long-term portion of debt	$201,408	$200,091
Total interest costs incurred related to the Company’s total debt were $2.8 million and $5.6 million for the three and six months ended June 30, 2015, respectively, and $3.1 million and $4.4 million for the three and six months ended June 30, 2014, respectively. Total interest costs capitalized during the three and six months ended June 30, 2015 were $0, and $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which had activities in progress necessary to commence its planned principal operations through May 2014. The Company was in compliance with all debt covenants as of June 30, 2015 and December 31, 2014.
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest on another facility. The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. On June 27, 2014, the remaining outstanding balance of the HSBC facility was paid in full. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 11). Therefore, approximately $23.8 million of the HSBC facility remained available as of June 30, 2015.
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
On June 19, 2014, the Company entered into note exchange agreements (the “Exchange Agreements”) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with the Company for 2,409,964 shares of the Company's common stock. The Exchange Agreements settled on June 30, 2014. As the Exchange Agreements were considered induced conversions under the applicable accounting guidance, the Company recognized $1.8 million of debt conversion expense reflected in interest expense in the condensed consolidated statements of operations during the year ended December 31, 2014, representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the 2018 Notes. Through June 30, 2015, $63.4 million of the 2018 Notes were converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. During the three and six months ended June 30, 2015 there were no 2018 Note conversions or any early conversion payments made by the Company. The Company had $61.6 million aggregate principal amount of 2018 Notes outstanding as of June 30, 2015.
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
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock. The Company had $149.5 million aggregate principal amount of 2019 Notes outstanding as of June 30, 2015.
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
15. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements—The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent liability of $5.8 million and $2.5 million as of as of June 30, 2015 and December 31, 2014, respectively. Rent expense was $2.9 million and $5.7 million for the three and six months ended June 30, 2015, respectively, and $2.6 million and $5.1 million for the three and six months ended June 30, 2014, respectively.
Contractual Obligations—As of June 30, 2015 the Company had non-cancelable purchase obligations of $0.6 million.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $77.8 million based on the exchange rate as of June 30, 2015), which has supported the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of June 30, 2015 the bank guarantee was in place and the corporate guarantee was not. See also Note 11.

Legal Matters
Securities Class Action Litigation
In June 2015, a securities class action complaint entitled Norfolk County Retirement System v. Solazyme, Inc. et al. was filed against the Company, its CEO, Jonathan Wolfson, its CFO/COO, Tyler Painter, certain of its current and former directors, and the underwriters of its March 2014 equity and debt offerings, Goldman, Sachs & Co., Inc. and Morgan Stanley & Co. LLC, in the U.S. District Court for the Northern District of California.  The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1934, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's securities (i) between February 27, 2014 and November 5, 2014 and (ii) pursuant and/or traceable to the Company's public equity and debt offerings in March 2014. The complaint alleges that investors were misled by statements made during that period about the construction progress, development, and production capacity associated with the production facility located in Brazil owned by the Company’s joint venture, Solazyme Bunge Produtos Renovaveis Ltda.  The Company believes the complaint lacks merit, and intends to defend itself vigorously.
Derivative Litigation
In July 2015, a complaint entitled Jim Bertonis, derivatively on behalf of Solazyme, Inc. v. Jonathan Wolfson et al. was filed in the Superior Court of California, County of San Mateo. The complaint seeks unspecified damages, purportedly on behalf of the Company from certain of its current and former directors and officers and alleges these defendants breached their fiduciary duties to the Company and unjustly enriched themselves by making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. This purported stockholder derivative action is based on substantially the same facts as the securities class action described above. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiff has not demonstrated standing to sue on its behalf.
Roquette Frères, S.A.
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
A hearing on the main motions pending in the Delaware proceedings (including the Company's motion for preliminary injunction) was held on July 28, 2015. A decision on the outcome of the motions is pending.
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
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$3,208	$4,155	$5,455	$8,331
RSUs/RSAs	1,334	1,574	3,111	3,916
ESPP	177	67	222	158
Stock-based compensation expense	$4,719	$5,796	$8,788	$12,405
Research and development	$1,473	$1,910	$2,585	$3,730
Sales, general and administrative	3,246	3,886	6,203	8,675
Stock-based compensation expense	$4,719	$5,796	$8,788	$12,405
Common Stock Warrants—In May 2011, the Company granted Bunge a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of June 30, 2015, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares could no longer vest. Refer to Note 11 for a discussion of the accounting for the Bunge Warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 1, 2019. As of June 30, 2015, 166,666 of the warrant shares had vested. See Note 13.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2014, 100,000 shares of unvested performance-based restricted stock units (“PSUs”) were canceled and there were no shares of unvested PSUs as of December 31, 2014. No additional PSUs were granted during the six months ended June 30, 2015.

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
In the first quarter of 2014, we began selling our intermediate and ingredient products more broadly to customers in the Industrial Products market with the launch of EncapsoTM. Our initial commercial use for our EncapsoTM product is as a biodegradable oil and gas drilling fluid lubricant.
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
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant. The Solazyme Bunge JV Plant leverages our technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million of project financing from the Brazilian Development Bank. In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured; production optimization is continuing and is expected to ramp as we work to increase efficiency in unit operations, and balance production volumes with operating costs as we focus on higher value products. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. As a condition of the Solazyme Bunge JV drawing funds under the loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV.
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
In November 2012, we entered into a joint venture expansion framework agreement with Bunge. This framework agreement sets forth the intent of the partners to expand joint venture-owned oil production capacity at select Bunge owned and operated processing facilities worldwide. In addition, we and Bunge amended the Joint Venture Agreement in October 2013 to expand the field and product portfolio of the Solazyme Bunge JV. In March 2015, we entered into an additional JDA with Bunge to jointly develop a unique food ingredient. The additional JDA also stipulates that Bunge will provide research funding to us through December 2018, payable quarterly in advance throughout the research term.
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
Mitsui. In February 2013, we entered into a multi-year agreement with Mitsui & Co., Ltd. (Mitsui) to jointly develop triglyceride oils for use primarily in the oleochemical industry. The agreement includes further development of our myristic oil, a valuable raw material in the oleochemical industry, and additional oils that we are developing for the oleochemical and industrial sectors. End use applications may include renewable, high-performance lubricants and other industrial products.
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

Flotek. In March 2015, we entered into agreements with certain Flotek Industries Inc. affiliates (Flotek) to jointly commercialize Flocapso™, a drilling fluid additive, and to allow Flotek to market our Encapso™ product in certain Middle Eastern markets.
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
Product revenues represented 71% and 70% of our total revenues for the three and six months ended June 30, 2015, respectively, and 57% and 58% of our total revenues for the three and six months ended June 30, 2014, respectively.

•	Research and Development Program Revenues
Revenues from R&D programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and other R&D program agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and recently completed R&D programs with governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues from commercial and strategic partner development agreements represented 29% and 30% of our total revenues for the three and six months ended June 30, 2015, respectively, compared to 43% and 42% of our total revenue for the three and six months ended June 30, 2014, respectively.
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
Through the end of 2013, cost of product revenue consisted primarily of third-party contractor costs associated with packaging, distribution and production of Algenist® products, including internal labor, shipping, supplies and other overhead costs associated with production of Alguronic Acid® and Microalgae Oil used in our Algenist® product line. Beginning in the first quarter of 2014, cost of product revenue also includes manufacturing, distribution and related third party contract costs associated with the production of our intermediate/ingredient products, such as our EncapsoTM product, TailoredTM oils and fuels. Prior to our products' meeting any applicable regulatory requirements, all manufacturing and related production costs are recorded as research and development expenses. Starting in 2014, our EncapsoTM product and three of our TailoredTM oils met applicable regulatory requirements and we began capitalizing certain production costs to inventory.
Certain scale-up production costs related to operations at the Clinton/Galva facilities focused on process development associated with the manufacturing scale-up at the facilities may be charged to research and development costs. In addition, unallocated fixed costs for these manufacturing facilities may be charged to selling, general and administrative expenses when facilities are not operating at full capacity. We expect our total cost of product revenue to increase in correlation with increased product sales as the demand for our consumer product lines grows and as we commercialize our portfolio of intermediate/ingredient products targeted at customers in the Industrial Products and Food Products markets.

•	Research and Development
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities with commercial and strategic partners and governmental and JV entities (partners). Research and development expenses consist primarily of personnel and related costs including non-cash stock-based compensation, third party contract manufacturers, reimbursable equipment and other costs associated with our work on development programs associated with our collaboration agreements. Reimbursable equipment and costs associated with government contracts are a main component of research and development expenses prior to 2014. In addition, research and development expenses include certain costs associated with contract manufacturers' facilities, feedstock and supplies, depreciation and amortization of property and equipment used in the development of our algal oil products as well as a portion of certain manufacturing costs as we scale up our manufacturing facilities to commercial scale production.
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
Our research and development efforts are directed at (1) identifying, isolating and further optimizing strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) tailoring the oil outputs to meet specific market needs; (3) product and process development projects aimed at reducing the cost of oil production; and (4) scale-up of commercial scale production as well as product and process development activities at our production facilities. Our research and development projects also include activities as specified in our government grants and contracts and development agreements with commercial and strategic partners. We expect to continue to use our Peoria Facility for joint development activities, to provide commercial samples for market development related to production of products such as our AlgaVia™ brand of whole algal powders and flours.

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
In December 2014 we took steps to decrease operating expenses through a reduction in workforce and other cost-cutting measures (2014 Restructuring Plan). Restructuring charges consist primarily of employee severance costs, asset impairment and accelerated depreciation related to consolidation of our Brazil subsidiary’s lab and offices.
Other Income (Expense), Net
•Interest and Other Income
Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.
•Interest Expense
Interest expense consists primarily of interest expense related to our 6.00% Convertible Senior Subordinated Notes due 2018 (the 2018 Notes) and 5.00% Convertible Senior Subordinated Notes due 2019 (the 2019 Notes collectively with the 2018 Notes, the Notes). As of June 30, 2015 and December 31, 2014, our outstanding debt, net of debt discounts, was approximately $201.4 million and $200.1 million, respectively.
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
•Gain (Loss) from Change in Fair Value of Derivative Liabilities
Gain (loss) from change in fair value of derivative liabilities consists of the changes in the fair value of the embedded derivatives related to the early conversion payment features of the 2018 Notes and 2019 Notes issued in January 2013 and April 2014, respectively.
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

Results of Operations
Comparison of Three Months Ended June 30, 2015 and 2014
Revenues

	Three Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Revenues:
Product revenues	$8,307	$9,022	$(715)
Research and development programs	3,433	6,917	(3,484)
Total revenues	$11,740	$15,939	$(4,199)
Our total revenues decreased by $4.2 million due to a decrease in R&D program revenues of $3.5 million and a decrease in product revenues of $0.7 million in the second quarter of 2015 compared to the same period in 2014.
We have two reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients and Other. The Intermediates/Ingredients and Other segment includes sale of our Encapso™ product and TailoredTM oils. Our discussions below surrounding changes in product revenue and gross margin are based on those reportable segments.
Product Revenues and Cost of Product Revenues
Products revenues and cost of product revenues by segment for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014	Change
	(In thousands)
Algenist®
Product revenues	$5,191	$5,960	$(769)
Cost of product revenues	1,347	1,890	(543)
Gross profit	$3,844	$4,070	$(226)
Gross margin	74%	68%	6%

Intermediate/Ingredients and Other
Product revenues	$3,116	$3,062	$54
Cost of product revenues	3,014	2,580	434
Gross profit	$102	$482	$(380)
Gross margin	3%	16%	(13)%
Algenist® product revenues and cost of product revenues decreased $0.8 million and $0.5 million, respectively, in the second quarter of 2015 compared to the same period in 2014. Second quarter 2014 results benefited from the timing of certain sales activities, that occurred in the third quarter of 2015 instead of the second quarter. This benefit was partially offset by new product offerings and increased consumer demand in the second quarter of 2015 compared to the same period in 2014. Algenist® gross margin increased from 68% during the second quarter of 2014 to 74% in the second quarter of 2015 primarily as a result of inventory reserve adjustments, which had an impact of 6% on the second quarter of 2015 gross margin.
Intermediate/Ingredients and Other product revenues increased slightly due to an increase in product sales of Encapso™ and industrial oils, partially offset by a decrease in Fuel blend sales related to our fuels marketing and commercial development program. We expect Intermediates/Ingredients and Other product revenues to increase as a percentage of total net product revenues as we continue to ramp our large-scale production and focus on higher value Industrial Products and Food Products.

Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold. Beginning in early 2014 we began to sell our Intermediates/Ingredients and Other products more broadly in the Industrial Products markets, however, due to certain inventories previously expensed to research and development expense, our cost of product revenues did not include all production costs associated with our Intermediates/Ingredients and Other products until those products met the applicable regulatory requirements. In addition, during scale-up of the manufacturing process at the Clinton/Galva facilities, certain Intermediate/Ingredient and Other product manufacturing, related production and unallocated fixed facilities costs are charged to research and development and selling, general and administrative expenses.
The gross margin for Intermediates/Ingredients and Other product sales was 3% in the second quarter of 2015 compared to 16% in the second quarter of 2014, primarily due to changes in customer and product mix, and gross margin was impacted favorably in the second quarter of 2014 by the sale of inventory that was expensed to research and development expense. Gross margins for our Intermediates/Ingredients and Other products would have been negative in the current quarter if certain costs, including scale-up production costs related to operations at the Clinton/Galva facilities and unallocated fixed facilities costs, had not been charged to operating expenses. We expect our customer and product mix will change as we complete existing industrial oil supply agreements with customers and focus on production and sales of higher margin Intermediates/Ingredients and Other products.
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
Research and Development Programs Revenue
We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. In line with this strategy, research and development programs revenue decreased by $3.5 million in the second quarter of 2015 compared to the same period in 2014, due to decreased revenues from development agreements with the Solazyme Bunge JV and strategic partners. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from the Solazyme Bunge JV decreased in the second quarter of 2015 compared to the same period in 2014, due primarily to a reduction of revenue associated with technical and commercial services related to the operations of the Solazyme Bunge JV Plant and support for its commercial activities as the plant ramps up. In addition, research and development program revenue associated with payments for the achievement of milestones under a development agreement with a strategic partner was $1.0 million lower in the second quarter of 2015 compared to the same period in 2014.
As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities with strategic partners.
Operating Expenses

	Three Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Operating expenses:
Research and development	$12,747	$22,064	$(9,317)
Sales, general and administrative	20,981	21,637	(656)
Restructuring charges	(31)	—	(31)
Total operating expenses	$33,697	$43,701	$(10,004)
Certain scale-up production costs related to operations at the Clinton/Galva facilities focused on process development associated with the manufacturing scale-up at the facilities may be charged to research and development costs. In addition, unallocated fixed costs for these manufacturing facilities may be charged to selling, general and administrative expenses when facilities are not operating at full capacity.

Research and Development Expenses
The total fluctuation on our research and development expenses in the second quarter of 2015 compared to the same period in 2014 decreased by $9.3 million, due primarily to a $3.9 million decrease in ongoing research and development expenses, and a $5.5 million decrease in scale-up production costs related to operations at the Clinton/Galva facilities. Research and development expenses, excluding scale-up costs, decreased $3.9 million in the second quarter of 2015 compared to the same period in 2014, due primarily to $2.3 million of decreased personnel-related and facilities-related costs and $0.6 million of decreased product development costs related to restructuring activities implemented starting in late December 2014. Personnel-related costs include non-cash stock-based compensation expense of $1.5 million in the second quarter of 2015 compared to $1.9 million in the same period in 2014. Scale up costs decreased as we had limited operations at the Clinton/Galva Facilities in the second quarter of 2015 compared to the same period in 2014.
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
Sales, General and Administrative Expenses
The total fluctuation in our sales, general and administrative expenses in the second quarter of 2015 compared to the same period in 2014 decreased by $0.7 million, due primarily to a $4.1 million decrease in ongoing sales, general and administrative expenses, partially offset by a $3.4 million increase in unallocated fixed costs for the Clinton/Galva facilities associated with the facilities not operating at full capacity. Sales, general and administrative expenses, excluding unallocated fixed costs, decreased $4.1 million in the second quarter of 2015 compared to the same period in 2014, due primarily to $1.2 million of decreased personnel-related and facilities costs, decreased external legal and outside services costs of $1.7 million and decreased marketing and promotional costs of $0.9 million. Personnel-related and facilities-related costs decreased primarily as a result of decreased non-cash stock-based compensation expense, and decreased personnel costs as a result of restructuring activities implemented in December 2014. Personnel-related costs include non-cash stock-based compensation of $3.2 million in the second quarter of 2015 compared to $3.9 million in the same period in 2014. Stock-based compensation decreased in the second quarter of 2015 compared to the same period in 2014 primarily due to stock option modification expense recorded in the prior period.
During the second quarter of 2015, our facilities were not operating at full capacity as we managed limited production campaigns at the Clinton/Galva Facilities to focus on establishing operations at the Solazyme Bunge JV Plant pursuant to our 2014 Restructuring Plan. We plan to continue to invest in commercialization of our high value Intermediate/Ingredient products in the Industrial Products and Food Products markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease for the remainder of 2015 compared to the same periods in 2014, as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014.
Restructuring Charges
In December 2014, we took steps to decrease operating expenses through the 2014 Restructuring Plan. Restructuring charges in the second quarter of 2015 consist primarily of adjustments to employee severance costs and related asset accelerated depreciation charges. We anticipate a reduction in annualized cash operating expenses of at least $18.0 million in 2015 related to the 2014 Restructuring Plan.
Other Income (Expense), Net

	Three Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$137	$393	$(256)
Interest expense	(3,547)	(5,055)	(1,508)
Loss from equity method investment	(7,309)	(4,278)	3,031
Loss from change in fair value of derivative liabilities	(134)	(1,745)	1,611
Total other income (expense), net	$(10,853)	$(10,685)	$168

Interest expense
Interest expense decreased by $1.5 million in the second quarter of 2015 compared to the same period in 2014 due primarily to $1.8 million of debt conversion expense incurred in the second quarter of 2014. We expect interest expense to increase primarily as a result of issuing the 2019 Notes.
Loss from Equity Method Investment
Loss from equity method investment increased by $3.0 million in the second quarter of 2015 compared to the same period in 2014, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and to decrease once commercial-scale production is achieved.
Gain (Loss) from Change in Fair Value of Derivative Liabilities
Loss from change in fair value of derivative liabilities of $0.1 million in the second quarter of 2015 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $1.7 million gain in the same period in 2014. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Results of Operations
Comparison of Six Months Ended June 30, 2015 and 2014
Revenues

	Six Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Revenues:
Product revenues	$17,128	$16,370	$758
Research and development programs	7,217	11,960	(4,743)
Total revenues	$24,345	$28,330	$(3,985)
Our total revenues decreased by $4.0 million in the first half of 2015 compared to the same period in 2014, due to $0.8 million of increased product sales, offset by $4.7 million of decreased R&D program revenues.
We have two reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients and Other. The Intermediates/Ingredients and Other segment includes sale of our Encapso™ product and TailoredTM oils. Our discussions below surrounding changes in product revenue and gross margin are based on those reportable segments.

Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues by segment for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands)
Algenist®
Product revenues	$11,402	$10,901	$501
Cost of product revenues	3,667	3,377	290
Gross profit	$7,735	$7,524	$211
Gross margin	68%	69%	(1)%

Intermediate/Ingredients and Other
Product revenues	$5,726	$5,469	$257
Cost of product revenues	5,364	4,483	881
Gross profit	$362	$986	$(624)
Gross margin	6%	18%	(12)%
Algenist® product revenues and cost of product revenues increased $0.5 million and $0.3 million, respectively, in the first half of 2015 compared to the same period in 2014 as a result of new product offerings and increased consumer demand.
Intermediate/Ingredients and Other product revenues increased $0.3 million in the first half of 2015 compared to the same period in 2014 due an increase in product sales of Encapso™ and industrial oils, partially offset by a decrease in Fuel blend sales related to our fuels marketing and commercial development program. We expect Intermediates/Ingredients and Other product revenues to increase as a percentage of total net product revenues as we continue to ramp our large-scale production and focus on higher value Industrial Products and Food Products.

Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold. Beginning in early 2014 we began to sell our Intermediates/Ingredients and Other products more broadly in the Industrial Products markets, however, due to certain inventories previously expensed to research and development expense, our cost of product revenues did not include all production costs associated with our Intermediates/Ingredients and Other products until those products met the applicable regulatory requirements. In addition, during scale-up of the manufacturing process at the Clinton/Galva facilities, certain Intermediate/Ingredient and Other product manufacturing, related production and unallocated fixed facilities costs are charged to research and development and selling, general and administrative expenses.
The gross margin for Intermediates/Ingredients and Other product sales was 6% in the first half of 2015 compared to 18% in the first half of 2014, primarily due to changes in customer and product mix. In addition, gross margin was impacted favorably in the first half of 2014 by the sale of inventory that was expensed to research and development expense prior to its regulatory approval. Gross margins for our Intermediates/Ingredients and Other products would have been negative in the current period if certain costs, including scale-up production costs related to operations at the Clinton/Galva facilities and unallocated fixed facilities costs, had not been charged to operating expenses. We expect our customer and product mix will change as we complete existing industrial oil supply agreements with customers and focus on production and sales of higher margin Intermediates/Ingredients and Other products.
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

Research and Development Programs Revenue
We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. In line with this strategy, research and development programs revenue decreased by $4.7 million in the first half of 2015 compared to the same period in 2014, due primarily to decreased revenues from development agreements with the Solazyme Bunge JV, partially offset by an increase in revenues from development agreements with strategic partners. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from the Solazyme Bunge JV decreased in the first half of 2015 compared to the same period in 2014, due primarily to a reduction of revenue associated with technical and commercial services related to the operations of the Solazyme Bunge JV Plant and support for its commercial activities as the plant ramps up, partially offset by increased revenues from strategic partners primarily due to the research and development plan we entered into with AkzoNobel in July 2014.
As we enter into new agreements with strategic partners or government programs, we expect that quarterly results may fluctuate based on the timing of program activities with strategic partners.
Operating Expenses

	Six Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Operating expenses:
Research and development	$25,301	$42,899	$(17,598)
Sales, general and administrative	42,249	42,244	5
Restructuring charges	393	—	393
Total operating expenses	$67,943	$85,143	$(17,200)
Certain scale-up production costs related to operations at the Clinton/Galva facilities focused on process development associated with the manufacturing scale-up at the facilities may be charged to research and development costs. In addition, unallocated fixed costs for these manufacturing facilities may be charged to selling, general and administrative expenses when facilities are not operating at full capacity.
Research and Development Expenses
The total fluctuation in our research and development expenses in the first half of 2015 compared to the same period in 2014 decreased by $17.6 million, due primarily to a $6.4 million decrease in ongoing research and development expenses, and a $11.2 million decrease in scale-up production costs related to operations at the Clinton/Galva facilities. Research and development expenses, excluding scale-up costs, decreased $6.4 million in the first half of 2015 compared to the same period in 2014, due primarily to $4.1 million of decreased personnel-related and facilities-related costs and $1.3 million of decreased product development costs related to our restructuring activities implemented starting in late December 2014. Personnel-related costs include non-cash stock-based compensation expense of $2.6 million in the first half of 2015 compared to $3.7 million in the same period in 2014. Scale up costs decreased as we had limited operations at the Clinton/Galva Facilities in the first half of 2015 compared to the same period in 2014.
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
Sales, General and Administrative Expenses
The total fluctuation in our sales, general and administrative expenses in the first half of 2015 compared to the same period in 2014 remained relatively flat, which reflects a $7.3 million decrease in ongoing sales, general and administrative expenses, which was fully offset by a $7.3 million increase in unallocated fixed costs for the Clinton/Galva facilities associated with the facilities not operating at full capacity. Sales, general and administrative expenses, excluding unallocated fixed costs, decreased $7.3 million in the first half of 2015 compared to the same period in 2014, due primarily to $4.1 million of decreased personnel-related and facilities costs, decreased external legal and outside services costs of $2.0 million and decreased marketing and promotional costs of $0.7 million. Personnel-related and facilities-related costs decreased due to decreased non-cash stock-based compensation expense, and decreased personnel costs as a result of restructuring activities implemented in December 2014. Personnel-related costs include non-cash stock-based compensation of $6.2 million in the first half of 2015 compared to $8.7 million in the same period in 2014. Stock-based compensation decreased in the first half of 2015 compared to the same period in 2014 primarily due to stock option modification expense recorded in the prior period.
During the first half of 2015, our facilities were not operating at full capacity as we managed limited production campaigns at the Clinton/Galva Facilities to focus on establishing operations at the Solazyme Bunge JV Plant pursuant to our 2014 Restructuring Plan. We plan to continue to invest in commercialization of our high value Intermediate/Ingredient products in the Industrial Products and Food Products markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease for the remainder of 2015 compared to the same periods in 2014, as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014.
Restructuring Charges
In December 2014 we took steps to decrease operating expenses through the 2014 Restructuring Plan. Restructuring charges in the first half of 2015 consist primarily of one-time employee severance costs and related asset accelerated depreciation charges. We anticipate a reduction in annualized cash operating expenses of at least $18.0 million in 2015 related to the 2014 Restructuring Plan.
Other Income (Expense), Net

	Six Months Ended June 30,
	2015	2014	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$400	$628	$(228)
Interest expense	(7,083)	(6,402)	681
Loss from equity method investment	(12,375)	(8,112)	4,263
Gain from change in fair value of warrant liability	—	688	(688)
(Loss) gain from change in fair value of derivative liabilities	(149)	273	(422)
Total other income (expense), net	$(19,207)	$(12,925)	$6,282
Interest expense
Interest expense increased by $0.7 million in the first half of 2015 compared to the same period in 2014, due primarily to increased interest expense as a result of the 2019 Notes issued in April 2014, partially offset by $1.8 million of debt conversion expense incurred in the first half of 2014. We expect interest expense to increase primarily as a result of issuing the 2019 Notes.
Loss from Equity Method Investment
Loss from equity method investment increased by $4.3 million in the first half of 2015 compared to the same period in 2014, primarily due to the increase in our proportionate share of the net loss from the Solazyme Bunge JV. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and to decrease once commercial-scale production is achieved.
Gain from Change in Fair Value of Warrant Liability
Gain from the change in fair value of warrant liability was $0 in the first half of 2015 compared to a $0.7 million gain from the change in fair value of warrant liability in the same period in 2014. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant vests in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.

Gain (Loss) from Change in Fair Value of Derivative Liabilities
Loss from change in fair value of derivative liabilities of $0.1 million in the first half of 2015 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $0.3 million gain in the same period in 2014. At each reporting period, we remeasure these embedded derivatives at fair value, which is included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$35,653	$42,689
Marketable securities	111,373	164,619
Cash, cash equivalents and marketable securities decreased by $60.3 million in the six months ended June 30, 2015, primarily due to cash used in operating activities of $49.0 million and $10.3 million of capital contributed to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(49,026)	$(50,539)
Net cash provided by (used in) investing activities	41,993	(124,055)
Net cash provided by financing activities	389	199,930
Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of June 30, 2015, we had an accumulated deficit of $540.3 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.
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

Strategic Partners

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge and operates an oil production facility in Brazil that utilizes our proprietary technology to produce oil products from sugar feedstock provided by a

Bunge affiliate. Through December 31, 2014, the majority of activity at the Solazyme Bunge JV was focused on the construction and optimization of the Solazyme Bunge JV Plant. Both we and Bunge each contributed $70.1 million in capital to the Solazyme Bunge JV through December 31, 2014. During the six months ended June 30, 2015, we and Bunge each contributed capital to the Solazyme Bunge JV of $14.1 million, and as of June 30, 2015 we do not expect our total equity contributions in fiscal year 2015 to exceed $30.0 million from each partner. We currently expect total capital contributions in fiscal year 2016 to be lower than total contributions made in fiscal year 2015. Although we do not expect total contributions in fiscal year 2016 to exceed the amount contributed in fiscal year 2015, total future capital contributions cannot be quantified at this time.

In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $77.8 million based on the exchange rate as of June 30, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan we were required, and have provided, a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which has reduced the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that the partners agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
Commercial Banks
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay an outstanding term loan plus accrued interest on another facility. On June 27, 2014, we paid in full the outstanding principal and interest due under the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indentures related to the 2018 Notes and the 2019 Notes by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, approximately $23.8 million of the HSBC facility remained available as of June 30, 2015, and we were in compliance with the financial covenants of the HSBC facility.
Cash Flows from Operating Activities
Cash used in operating activities of $49.0 million in the six months ended June 30, 2015 primarily reflects a loss of $71.8 million, aggregate non-cash charges of $26.2 million and a net decrease of $3.4 million in our net operating assets and liabilities. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our warrant liability and derivative liabilities, depreciation and amortization, net amortization of premiums on marketable securities, restructuring charges, debt conversion expense and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liabilities to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments to increase as production of commercial products and optimization of manufacturing operations at the Solazyme Bunge JV Plant is ramped up.
The net change in our operating assets and liabilities in the six months ended June 30, 2015 was primarily a result of decreased accounts payable and accrued liabilities of $6.4 million and increased accounts receivable of $2.3 million, partially offset by decreased unbilled revenue of $1.8 million and increased other long-term liabilities of $3.3 million. Accounts payable and accrued liabilities decreased due to cash payments of severance related to the 2014 Restructuring Plan and bonus payments made in the first quarter of 2015, partially offset by interest accrued on the Notes. Unbilled revenue decreased due to decreased revenues from development agreements with the Solazyme Bunge JV. Accounts receivable increased due primarily to timing of payments received. Other long-term liabilities increased due to additional accrual of deferred rent.
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
The net change in our operating assets and liabilities in the six months ended June 30, 2014 was primarily a result of increased accounts payable and accrued liabilities of $7.7 million, decreased other assets of $2.9 million and increased deferred revenue of $0.9 million, partially offset by increased inventories of $5.0 million and increased accounts receivable and unbilled revenue of $6.4 million. Accounts payable and accrued liabilities increased due to increased scale-up activities at the Clinton/Galva Facilities, additional interest expense accrued as a result of the issuance of 2019 Notes in April 2014 and increased legal related costs. Other assets decreased due to amortization of a deferred rent asset. Deferred revenue increased due to timing of payments received under R&D programs with strategic partners. Inventories increased due primarily to commercial launch of intermediate/ingredient products, including Encapso™ lubricant, Tailored™ oils and fuels. Accounts receivables and unbilled revenues increased due primarily to the commercial launch of Encapso™ lubricant, Tailored™ oils and fuel blends and timing of payments received under our R&D programs.
Cash Flows from Investing Activities
In the six months ended June 30, 2015, cash provided by investing activities was $42.0 million, primarily as a result of $52.7 million of net marketable securities maturities, partially offset by $10.3 million of capital contributed to the Solazyme Bunge JV.
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
Cash Flows from Financing Activities
In the six months ended June 30, 2015, cash provided by financing activities was $0.4 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
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
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2015. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2015, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of June 30, 2015. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of June 30, 2015 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred substantial net losses since our inception, including a net loss of $71.8 million during the six months ended June 30, 2015. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of June 30, 2015, we had an accumulated deficit of $540.3 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below), the ramp up and operation of the Clinton/Galva Facilities (as described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than (i) for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (“Solazyme Bunge Renewable Oils” or the “Solazyme Bunge JV”) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (“Bunge”), pursuant to our joint venture arrangement that includes a feedstock supply agreement, and (ii) pursuant to our strategic collaboration with Archer-Daniels-Midland Company (“ADM”) (“Solazyme/ADM Collaboration”) at the ADM facility in Clinton, Iowa (“Clinton Facility”). As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, corn-based dextrose feedstock for the Clinton Facility is being provided from ADM’s adjacent wet mill and sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil is being provided by Bunge. Corn and sugar are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture or collaboration arrangements, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, fuels, chemicals, encapsulated lubricant and other products, and our business will suffer. If we do not succeed in entering into long-term supply contracts when necessary or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
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
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 to expand the field and product portfolio. The Solazyme Bunge JV produces microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from Bunge is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and the first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. Manufacturing operations and processes continue to be optimized as the facility is ramped up. In addition, in May 2011, we entered a joint development agreement with Bunge that, among other things, advanced our work on Brazilian sugarcane feedstocks and extended through September 2014. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited a portion of which vested upon the successful completion of milestones that targeted the completion of construction of the Solazyme Bunge JV facility. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential manufacturing partners.
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
Manufacturing operations have begun at the Solazyme Bunge JV production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. The first products from the Solazyme Bunge JV production facility were produced in the second quarter of 2014, and manufacturing operations at the facility are in the process of being optimized and ramped up. We do not expect the facility to reach full nameplate capacity in the near term as the Solazyme Bunge JV continues to optimize manufacturing operations and focuses production on high margin products, and additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the Solazyme Bunge JV production facility. Under the joint venture agreements, Bunge has agreed to provide feedstock as well as utility services to the Solazyme Bunge JV production facility. The production facility has experienced, and may continue to experience, intermittent supply of power and steam supply from Bunge. Bunge and the Solazyme Bunge JV have recently completed a number of power and steam redundancy improvement projects, including the construction of an electrical grid tie-in and the tie-in and activation of a second steam boiler. The Solazyme Bunge JV continues to evaluate the performance of these projects and may take additional actions in the future to further improve power and steam reliability if necessary. Without consistent and reliable supply of power and steam to the production facility, production yields will be lower, the ramp up and optimization of the Solazyme Bunge JV production facility will be delayed, our costs will increase and our business and results of operations will be adversely affected.
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

We will need to construct, or otherwise secure access to, and fund, additional capacity significantly greater than what we currently have as we continue to commercialize our products. Some of our customers may ultimately require that we acquire access to additional production facilities in order to diversify our manufacturing base. We expect to bring online additional facilities in the future. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products, as well as delays in deliveries of materials for the construction of such manufacturing facilities in more remote locations. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering or utility problems, equipment damage, accidents, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or other microalgae-based products we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.
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
We and Roquette engaged in an arbitration proceeding concerning the proper assignment of the intellectual property of SRN. In February 2015 the arbitration panel awarded all such intellectual property to us. In addition, Roquette commenced two separate actions in the U.S. District Court for the District of Delaware for declarations that, among other things, the arbitrators exceeded their authority by failing to render a timely arbitration award and as a result any orders or awards issued by the arbitrators are void. We do not believe that Roquette’s Delaware actions have merit and have counterclaimed for (i) confirmation of the arbitration award, (ii) an order compelling Roquette to comply with the arbitration award and (iii) damages for misappropriation of trade secrets, misuse of confidential information and breach of contract. In addition, we have filed a motion for a preliminary injunction preventing Roquette’s continued use of trade secrets misappropriated from us. In turn Roquette has counterclaimed that we have misused certain Roquette trade secrets. The proceedings are ongoing. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture's business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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
We expect that our customers will include large companies that sell personal care products, food products and chemical products, as well as large users of oils for fuels and lubricants for oil field operations and other applications. Because we began commercializing our personal care products in the last few years, have only recently begun to commercialize lubricants for oil field operations and our own food ingredient products, and are still in the process of developing our products for the nutrition, fuels and chemicals, oil field services and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.

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
We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We, and certain of our officers and directors, are involved, and may be involved in the future, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this report describes our the legal proceedings in which we are currently engaged.

We cannot predict the outcome of any legal proceeding in which we are engaged. Moreover, any conclusion of legal proceedings in a manner adverse to us could have an adverse effect on our financial condition and business. Even if we are successful in litigation, we could incur substantial costs, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. Legal proceedings may result in significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our liability insurance, which could adversely impact our financial condition, results of operations or cash flow.
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
Before we can manufacture or distribute significant volumes of a chemical, we need to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then a pre-manufacture notice (“PMN”) must be filed with the EPA for a review period of up to 90 days excluding extensions. We have filed PMNs for certain of our products and expect to file additional PMNs in the future. Some of the products we produce or plan to produce are already on the TSCA inventory due to our successful PMN submissions and filed NOCs. Others are not yet listed. We may not be able to expediently receive approval from the EPA to list the chemicals we would like to make on the TSCA inventory, resulting in delays or significant increases in testing requirements. A similar program exists in the

European Union, called REACH (Registration, Evaluation, Authorization, and Restriction of Chemical Substances). We are required to register some of our products with the European Commission, and this process could cause delays or significant costs. We have determined that some of our algal oils are exempt from REACH registration requirements. To the extent that other geographies, such as Brazil, may rely on the TSCA or REACH for chemical registration in their geographies, delays with the U.S. or European authorities may subsequently delay entry into these markets as well. Furthermore, other geographies may have their own chemical inventory requirements, which may delay entry into these markets, irrespective of U.S. or European approval.
Our nutrition products are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), state and local agencies and similar agencies outside the United States. In the U.S., food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A GRAS self-determination can be made with respect to a substance by its manufacturer upon the receipt of an opinion from a panel of independent qualified experts who determine that the substance is GRAS for its intended conditions of use. A GRAS Notice for one algal oil was submitted to the FDA in June 2011, and a “no questions” letter was received from the FDA in June 2012. A GRAS Notice for each of whole algal flour and whole algal protein was submitted to the FDA, and a “no questions” letter was received for each from the FDA in 2013 for whole algal flour and 2014 for whole algal protein. A GRAS Notice for our second algal oil, an oleic algal oil, was submitted in July 2014 and received a “no questions” letter in February 2015. If the FDA were to disagree with the conclusions in future GRAS Notices, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. In Brazil, we submitted applications to the Brazilian Health Surveillance Agency (ANVISA) for approval of various food products. We received food approval with no restrictions for our whole algal flour in July 2015. Other products may or may not be approved in the future. Any significant delay or disapproval by ANVISA of our food products would adversely affect our nutrition business in Brazil.
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
The market for renewable fuels is heavily influenced by foreign, federal, state and local government regulations and policies. Changes to existing, or adoption of new, domestic or foreign federal, state or local legislative initiatives that impact the production, distribution, sale or import and export of renewable fuels may harm our business. For example, in 2007, the Energy Independence and Security Act (“EISA”) of 2007 set targets for alternative sourced liquid transportation fuels (approximately 14 billion gallons in 2011, increasing to 36 billion gallons by 2022). Of the 2022 target amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, in 2015, the U.S. Environmental Protection Agency (EPA) proposed a reduction in the volume of total renewable fuel from the 2015 statutory target of 20.5 billion gallons to 16.3 billion gallons. In addition, the EPA delayed issuing the 2014 and 2015 standards for the renewable fuel standard program. In light of this delay, the compliance demonstration deadlines for the 2014 and 2015 renewable fuel standards will also be delayed. The elimination of, or any additional reduction in, mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research, development or commercial adoption of renewable fuels.
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
The America Invents Act (“AIA”), which was signed into law on September 16, 2011, brought a number of changes to the U.S. patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect on September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the U.S. with most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the U.S. Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of U.S. patents. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of June 30, 2015, approximately $61.6 million aggregate principal amount of the 2018 Notes was outstanding and approximately $149.5 million aggregate principal amount of the 2019 Notes was outstanding. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.
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
As of June 30, 2015, our total consolidated indebtedness was $211.1 million. Of our $211.1 million of indebtedness, $0 is currently secured. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, or the conversion of, or exchange for, outstanding 2018 Notes and 2019 Notes. See Note 2 in the accompanying notes to our audited consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 14 in the accompanying notes for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. Further, under our Collaboration Agreement with ADM, we have the right to deliver our common stock for a portion of the annual amounts due under the agreement for use and operation of a portion of the Clinton Facility. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: August 7, 2015