Form 10-Q
period 2015-09-30
SOLAZYME INC
filed 2015-11-09
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 30, 2015
Common Stock, $0.001 par value per share	80,539,001 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,242	$42,689
Marketable securities	69,003	164,619
Accounts receivable, net	4,270	4,598
Unbilled revenues	271	3,002
Inventories	12,818	15,334
Prepaid expenses and other current assets	4,755	3,685
Total current assets	139,359	233,927
Property, plant and equipment, net	32,119	36,080
Investment in unconsolidated joint venture	36,185	40,934
Other assets	1,379	1,648
Total assets	$209,042	$312,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,909	$8,319
Accrued liabilities	12,173	14,079
Current portion of long-term debt	—	6
Deferred revenue	777	1,050
Total current liabilities	18,859	23,454
Deferred revenue	500	150
Convertible debt, inclusive of derivative liabilities of $56 and $83 at September 30, 2015 and December 31, 2014, respectively; and net of unamortized debt discounts of $9,357 and $11,124 at September 30, 2015 and December 31, 2014, respectively.	201,831	200,091
Other liabilities	7,389	2,518
Total liabilities	228,579	226,213
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Preferred stock, par value $0.001—5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001—150,000,000 shares authorized; 80,536,377 and 79,388,069 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	578,963	565,769
Accumulated other comprehensive loss	(23,368)	(11,014)
Accumulated deficit	(575,212)	(468,458)
Total stockholders’ (deficit) equity	(19,537)	86,376
Total liabilities and stockholders’ (deficit) equity	$209,042	$312,589
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product revenues	$9,133	$11,623	26,261	27,993
Research and development programs	2,266	5,936	9,483	17,896
Total revenues	11,399	17,559	35,744	45,889
Costs and operating expenses:
Cost of product revenues	4,570	6,598	13,601	14,458
Research and development	13,207	20,571	38,508	63,470
Sales, general and administrative	19,596	25,883	61,845	68,127
Restructuring charges	(21)	—	372	—
Total costs and operating expenses	37,352	53,052	114,326	146,055
Loss from operations	(25,953)	(35,493)	(78,582)	(100,166)
Other income (expense):
Interest and other income, net	315	365	715	993
Interest expense	(3,540)	(3,553)	(10,623)	(9,955)
Loss from equity method investment	(5,916)	(7,201)	(18,291)	(15,313)
Gain from change in fair value of warrant liability	—	—	—	688
Gain from change in fair value of derivative liabilities	176	6,205	27	6,478
Total other income (expense)	(8,965)	(4,184)	(28,172)	(17,109)
Net loss	$(34,918)	$(39,677)	$(106,754)	$(117,275)
Net loss per share, basic and diluted	(0.43)	(0.50)	(1.33)	(1.57)
Weighted average number of common shares used in loss per share computation, basic and diluted	80,297,757	78,866,597	80,017,436	74,716,284
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(34,918)	$(39,677)	$(106,754)	$(117,275)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	16	(154)	206	(206)
Foreign currency translation adjustment	(8,305)	(4,878)	(12,560)	(2,668)
Other comprehensive income (loss)	(8,289)	(5,032)	(12,354)	(2,874)
Total comprehensive loss	$(43,207)	$(44,709)	$(119,108)	$(120,149)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(106,754)	$(117,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,414	4,686
Gain on sale of available for sale securities	(33)	(8)
Net amortization of premiums on marketable securities	941	1,169
Amortization of debt discount	1,766	1,405
Amortization of loan fees	134	189
Warrant expense related to vesting of ADM Warrant	72	478
Debt conversion expense	—	1,766
Restructuring charges	372	—
Stock-based compensation expense	12,312	18,693
Loss from equity method investments	17,896	15,677
Revaluation of warrant liability	—	(688)
Revaluation of derivative liabilities	(27)	(6,478)
Changes in operating assets and liabilities:
Accounts receivable	(5,168)	(3,631)
Unbilled revenues	2,731	(4,581)
Inventories	2,516	(5,572)
Prepaid expenses and other current assets	(1,208)	(918)
Other assets	(45)	3,582
Accounts payable	(2,300)	4,674
Accrued liabilities	(1,586)	6,712
Deferred revenue	77	(63)
Other current and long-term liabilities	4,870	736
Net cash used in operating activities	(69,020)	(79,447)
Investing activities:
Purchases of property, plant and equipment	(1,162)	(5,638)
Proceeds from the sale of equipment	119	—
Purchases of marketable securities	(23,349)	(169,789)
Maturities of marketable securities	86,952	84,605
Proceeds from sales of marketable securities	31,277	6,551
Capital contributions in unconsolidated joint venture	(19,494)	(30,550)
Capitalized interest related to unconsolidated joint venture	—	(620)
Restricted certificates of deposit	181	(732)
Net cash provided by (used in) investing activities	74,524	(116,173)
Financing activities:
Repayments under loan agreements	(6)	(10,417)
Proceeds from the issuance of Senior Convertible Notes, net of discount	—	143,894
Proceeds from the issuance of common stock	183	7,427
Proceeds from issuance of common stock, pursuant to ESPP	537	1,441
Proceeds from issuance of common stock in a public offering, net of underwriting discounts and commission	—	59,259
Early exercise of stock options subject to repurchase	—	(4)
Payment for loan costs and fees	—	(465)
Cash settlement of vested restricted stock units	(32)	(68)
Net cash provided by financing activities	682	201,067
Effect of exchange rate changes on cash and cash equivalents	(633)	(119)
Net increase in cash and cash equivalents	5,553	5,328
Cash and cash equivalents — beginning of period	42,689	54,977
Cash and cash equivalents — end of period	$48,242	$60,305
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$7,438	$3,838
Income taxes paid in cash	$—	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company’s proprietary technology uses highly optimized microalgae in an industrial fermentation process to transform a range of abundant plant-based sugars into high-value triglyceride oils and other bioproducts. The Company’s renewable products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants, and animal fats. The Company has the ability to tailor the composition of its oils and other bioproducts to address specific customer requirements, offering superior performance characteristics and value via a renewable pathway. The Company has pioneered an industrial biotechnology platform that harnesses the oil-producing characteristics of microalgae. The Company uses standard industrial fermentation equipment to convert sugars into the desired end product. Fermentation helps accelerate microalgae’s natural biological process, allowing the Company to produce large amounts of a desired product in a matter of days. By feeding plant-based sugars to the Company’s proprietary oil-producing microalgae in enclosed fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.” The Company’s technology platform is feedstock flexible and can utilize a wide variety of renewable plant-based sugars. The Company currently uses sugarcane-based sucrose and corn-based dextrose as its two primary feedstock sources. The Company's technology can also support sugar from other sustainable biomass sources including cellulosics, which the Company believes will represent an important alternative feedstock in the future. Beyond triglyceride oils and other bioproducts, the Company’s technology platform allows it to also produce and sell specialty algal meal products for a range of product applications that utilize the protein, fiber and other compounds found in the cell wall and algal body of the microalgae. In January 2014, the Company commenced commercial operations at both Archer Daniels Midland Company's ("ADM") Clinton, Iowa facility, and the downstream companion facility operated by American Natural Processors, Inc. ("ANP") in Galva, Iowa ("Clinton/Galva Facilities"). In May 2014, the Company's joint venture with Bunge Global Innovation, LLC (together with its affiliates, "Bunge") produced its first products at the Solazyme Bunge Renewable Oils plant in Brazil ("Solazyme Bunge JV Plant"), and manufacturing operations and processes continue to be optimized as the Solazyme Bunge JV Plant is ramped up. In October 2015, the Company made a strategic decision to terminate its current manufacturing agreements at the ADM and ANP facilities. The Company plans to focus its production at the Solazyme Bunge JV Plant and at its Peoria facility in the immediate future.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Solazyme Brazil Renewable Oils and Bioproducts Limitada (“Solazyme Brazil”), the operations of which began in the first quarter of 2011, and Solazyme Manufacturing 1, L.L.C, which was formed in the second quarter of 2011 to own the commercial production facility assets located in Peoria, Illinois ("Peoria Facility"). All intercompany accounts and transactions have been eliminated in consolidation.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for other interim periods or future years.
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
Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. This standard will therefore be effective for the Company in the first quarter of 2018. This revenue guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption would be permitted, but not before the original effective date of December 15, 2016. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management of a company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This standard will be effective for the Company beginning in the first quarter of 2017. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the analysis performed to determine whether a reporting entity should consolidate certain types of legal entities. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting. ASU 2015-15 incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2017. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.

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
The following table summarizes the Company’s calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(34,918)	$(39,677)	$(106,754)	$(117,275)
Denominator
Weighted-average number of common shares used in net loss per share calculation	80,297,757	78,866,597	80,017,436	74,716,970
Less: Weighted-average shares subject to repurchase	—	—	—	(686)
Denominator: basic and diluted	80,297,757	78,866,597	80,017,436	74,716,284
Net loss per share, basic and diluted	$(0.43)	$(0.50)	$(1.33)	$(1.57)

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, as their effect was anti-dilutive:

	September 30,
	2015	2014
Options to purchase common stock	10,252,607	11,363,128
Restricted stock units	1,525,736	2,028,289
Warrants to purchase common stock	1,250,000	1,250,000
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	18,790,996
Total	31,819,339	33,432,413
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
4. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(10,788)	$(226)	$(11,014)
Other comprehensive income (loss)	(12,560)	206	(12,354)
Balance at September 30, 2015	$(23,348)	$(20)	$(23,368)

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(3,880)	$86	$(3,794)
Other comprehensive loss	(2,668)	(206)	(2,874)
Balance at September 30, 2014	$(6,548)	$(120)	$(6,668)

5. SEGMENT INFORMATION
The Company has two operating segments which are reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients & Other. The change in reportable segments for financial reporting purposes that occurred in the fourth quarter of 2014 has been retrospectively applied to the prior period disclosure below.
The following table shows gross margin for the Company's reportable segments for the three and nine months ended September 30, 2015 and 2014, reconciled to the Company’s total product revenue and cost of product revenue as shown in its condensed consolidated statements of operations (in thousands):

Three months ended September 30, 2015	Algenist®	Intermediates/ Ingredients & Other	Total
Product revenues	$6,882	$2,251	$9,133
Cost of product revenues	2,159	2,411	4,570
Segment gross profit (loss)	$4,723	$(160)	$4,563
Nine months ended September 30, 2015
Product revenues	$18,284	$7,977	$26,261
Cost of product revenues	5,826	7,775	13,601
Segment gross profit	$12,458	$202	$12,660

Three months ended September 30, 2014
Product revenues	$6,742	$4,881	$11,623
Cost of product revenues	2,067	4,531	6,598
Segment gross profit	$4,675	$350	$5,025
Nine months ended September 30, 2014
Product revenues	$17,642	$10,351	$27,993
Cost of product revenues	5,444	9,014	14,458
Segment gross profit	$12,198	$1,337	$13,535
A reconciliation of total segment gross profit to operating loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit	$4,563	$5,025	$12,660	$13,535
Research and development programs revenue	2,266	5,936	9,483	17,896
Research and development expense	(13,207)	(20,571)	(38,508)	(63,470)
Sales, general and administrative expense	(19,596)	(25,883)	(61,845)	(68,127)
Restructuring charges	21	—	(372)	—
Loss from operations	$(25,953)	$(35,493)	$(78,582)	$(100,166)
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

A summary of the costs, which were recorded in Restructuring Charges in the condensed consolidated statements of operations, and remaining costs associated with the 2014 Restructuring Plan are as follows (in thousands):

	Total 2014 Restructuring Plan	Year Ended December 31, 2014	Nine Months Ended September 30, 2015	Remaining Costs to be Recognized
Employee termination costs	$1,940	$1,962	$(22)	$—
Facility closure costs	12	—	12	—
Asset impairment	1,552	1,552	—	—
Accelerated depreciation	374	—	374	—
Other exit costs	8	—	8	—
Total	$3,886	$3,514	$372	$—
A summary of restructuring activity associated with the 2014 Restructuring Plan at September 30, 2015, and changes from the liability balance as of December 31, 2014, is as follows (in thousands):

	Balance at December 31, 2014	Additions/Adjustments	Payments	Balance at September 30, 2015
Employee termination costs	$1,348	$(22)	$(1,326)	$—
Facility closure costs	—	12	(12)	—
Total	$1,348	$(10)	$(1,338)	$—

In October 2015, the Company made a strategic decision to terminate its current manufacturing agreements at the ADM Clinton and American Natural Processors ("ANP") Galva facilities to better align the Company's immediate production assets with its operating strategy while minimizing production costs. On October 29, 2015, the Company provided to ADM a notice of termination of the Operating Agreement entered into with ADM in November 2012 related to the production of products at the Clinton Facility (see Note 11). As a result of the termination of the Operating Agreement, the Strategic Collaboration Agreement with ADM will automatically terminate on February 26, 2016. The Company expects cash payments of approximately $3.0 million to $4.0 million to be paid out commencing in the fourth quarter of 2015 through the second quarter of 2016 associated with the ADM contract and will be reflected in the Company's Intermediates/Ingredients & Other reporting segment. The Company expects the restructuring charges associated with ADM and ANP contract terminations will be recorded in the fourth quarter of 2015 and will include contract termination payments, asset impairment charges and accelerated depreciation related to certain assets, partially offset by the reversal of deferred rent expense associated with the ADM facility. The Company may also incur other charges not currently contemplated.

7. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$31,224	$11	$(41)	$31,194
Asset-backed securities	21,020	3	(13)	21,010
Government and agency securities	7,709	34	—	7,743
Mortgage-backed securities	6,253	9	(26)	6,236
Municipal bonds	2,817	3	—	2,820
Total	$69,023	$60	$(80)	$69,003

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$62,208	$16	$(134)	$62,090
Asset-backed securities	49,343	5	(38)	49,310
Mortgage-backed securities	19,280	25	(114)	19,191
Commercial paper	18,698	2	—	18,700
Government and agency securities	11,868	14	(4)	11,878
Municipal bonds	3,448	3	(1)	3,450
Total	$164,845	$65	$(291)	$164,619
The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$24,988	$24,988	$46,759	$46,754
Due in 1-2 years	21,579	21,583	53,698	53,639
Due in 2-3 years	10,674	10,673	30,558	30,505
Due in 3-4 years	3,467	3,463	11,277	11,275
Due in 4-9 years	3,497	3,497	7,280	7,275
Due in 9-20 years	1,460	1,464	1,257	1,266
Due in 20-35 years	3,358	3,335	14,016	13,905
	$69,023	$69,003	$164,845	$164,619
Marketable securities classified as available-for-sale are carried at fair value as of September 30, 2015 and December 31, 2014. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $44.1 million as of September 30, 2015. Gross unrealized losses on available-for-sale securities were $0.1 million as of September 30, 2015, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The aggregate fair value and unrealized loss of available-for-sale securities which had been in a continuous loss position for more than 12 months was $4.9 million and $20,000 as of September 30, 2015, respectively. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$2	$17,525	$—	$17,527
Marketable securities	3,743	65,260	—	69,003
Total	$3,745	$82,785	$—	$86,530
Financial Liabilities
Derivative liabilities	$—	$—	$56	$56

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$1,880	$7,828	$—	$9,708
Marketable securities	4,897	159,722	—	164,619
Total	$6,777	$167,550	$—	$174,327
Financial Liabilities
Derivative liabilities	$—	$—	$83	$83
Other than assets impaired as of December 31, 2014 as a result of the 2014 Restructuring Plan, the Company had no transactions measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and nine months ended September 30, 2015 and 2014, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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

The Company used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
	2018 Notes	2019 Notes	2018 Notes	2019 Notes
Stock price	$2.60	$2.60	$2.58	$2.58
Estimated credit spread	3,460 basis points	2,900 basis points	2,450 basis points	2,900 basis points
Estimated stock volatility	55%	55%	55%	55%
Changes in certain inputs into the model can have a significant impact on changes in the estimated fair values of the embedded derivatives. The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	September 30, 2015	December 31, 2014
2018 Notes	$11	$35
2019 Notes	$45	$48
The total net decrease in the estimated fair value of the embedded derivative for the Notes between December 31, 2014 and September 30, 2015 represents an unrealized gain that has been recorded as a gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the nine months ended September 30, 2015.
The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of September 30, 2015 (in thousands):

Fair value at December 31, 2014	$83
Change in fair value of derivative liabilities of the Notes recorded as a gain	(27)
Fair value at September 30, 2015	$56
The Company has estimated the fair value of its secured and unsecured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. As of September 30, 2015 and December 31, 2014 the carrying values of the Company’s secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $117.9 million and $127.1 million at September 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg.

9. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,392	$1,555
Work in process	6,862	8,544
Finished goods	4,564	5,235
Total inventories	$12,818	$15,334
10. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Plant equipment	$30,885	$30,213
Building and improvements	5,817	5,807
Lab equipment	7,359	7,904
Leasehold improvements	1,889	1,935
Computer equipment and software	3,937	3,936
Furniture and fixtures	649	638
Land	430	430
Automobiles	194	194
Construction in progress	1,795	1,926
Total	52,955	52,983
Less: accumulated depreciation and amortization	(20,836)	(16,903)
Property, plant and equipment—net	$32,119	$36,080
Construction in progress as of September 30, 2015 and December 31, 2014 related primarily to the Peoria and Clinton/Galva Facilities and other plant equipment not yet placed in service as of those dates.
Depreciation and amortization expense was $1.6 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2014.
11. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS
Solazyme Bunge Joint Venture
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012. In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks, and manufacturing operations at the facility are in the process of being optimized and ramped up. Both oil and Encapso™ products have been manufactured; production is continuing and is expected to ramp toward targeted nameplate capacity as the Company works to increase efficiency in unit operations, and balances production volumes with operating costs as it focuses on higher value products. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. In October 2015, the Company and Bunge entered into an amended and restated joint venture agreement to expand the Solazyme Bunge JV to include certain oils for food and other nutrition products. In this expansion of the Solazyme Bunge JV, Bunge will provide sales, marketing and application development for certain food oils, and will also provide oil processing, global distribution and logistics, and the Company will provide access to its proprietary technology for the production of certain oils and structuring fats for the food and animal nutrition markets. The Company will also provide the Solazyme Bunge JV with sales, marketing and application development for certain oils and technical expertise in regard to the implementation of its technology. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9% by Bunge and is governed by a six member board of directors, three from each investor. The capital contributions for this venture are being provided jointly by Solazyme and Bunge, and the joint venture agreements include a royalty to the Company for certain products that provides additional compensation to the Company for its technology contributions. The Company and Bunge each contributed capital in the amount of $95.1 million through September 30, 2015, comprised of $24.9 million, $47.9 million, $12.3 million and $10.0 million during the nine months ended September 30, 2015 and during the years ended December 31, 2014, 2013 and 2012, respectively, to the Solazyme Bunge JV. During the nine months ended September 30, 2015, the Company contributed $5.5 million to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV of $5.5 million. The Company’s capital contributions paid in cash were recorded as an increase to investment in unconsolidated joint venture and a corresponding decrease to cash and cash equivalents.

The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. Currently, the optimization and ramping up of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision-making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction, optimization and ramping up of the Solazyme Bunge JV Plant. Therefore, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary at this time, and as such has not consolidated the financial results of the Solazyme Bunge JV since the inception of this joint venture. The Company accounts for its interest in the Solazyme Bunge JV under the equity method of accounting. This consolidation status could change in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV.  During the three and nine months ended September 30, 2015, the Company recognized $5.9 million and $18.3 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively. During the three and nine months ended September 30, 2014, the Company recognized $7.2 million and $15.7 million of losses related to its equity method investment in the Solazyme Bunge JV, respectively.
In anticipation of the Solazyme Bunge JV’s formation, in May 2011, the Company granted Bunge a warrant (the "Bunge Warrant”) to purchase 1,000,000 shares of its common stock at an exercise price of $13.50 per share. The Company accounted for the Bunge Warrant pursuant to FASB ASC 505-50, Equity-Based Payments to Non-Employees, which establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued (whichever is more reliably measurable), and the measurement date of such instruments shall be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. As of September 30, 2015 and December 31, 2014, the Company had no warrant liability associated with the Bunge Warrant shares as the third tranche of 250,000 shares could no longer vest. The Company recorded no gain or loss related to the change in the fair value of the warrant liability during the three months ended September 30, 2015 and 2014, respectively, and a net unrealized gain of $0 and $0.7 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, 750,000 of the Bunge Warrant shares had vested.
In addition to forming the Solazyme Bunge JV in April 2012, the Company entered into a Development Agreement with the Solazyme Bunge JV to continue to conduct research and development activities that are intended to benefit the Solazyme Bunge JV, including activities in the areas of strain development, molecular biology and process development. The Development Agreement provides that the Solazyme Bunge JV will pay the Company a technology maintenance fee in recognition of the Company’s ongoing research investment in technology that would benefit the Solazyme Bunge JV. The Company also entered into a Technology Service Agreement with the Solazyme Bunge JV under which the Solazyme Bunge JV pays the Company for technical services related to the operations of the production facility. In the third quarter of 2013, the Solazyme Bunge JV also agreed to pay the Company to support the Solazyme Bunge JV’s commercial activities, including, but not limited to, facilitating supply agreements on behalf of the Solazyme Bunge JV and providing regulatory support. In October 2015, the Company and the Solazyme Bunge JV entered into an Amended and Restated Development Agreement through which the Company will provide additional research and development targeted at completing the development of additional products for the Solazyme Bunge JV. The project plans under the Amended and Restated Development Agreement provide that the Solazyme Bunge JV will provide research funding to the Company covering periods through December 2018, payable quarterly in advance throughout the research term.
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES” or “BNDES Loan”) under which it may borrow up to R$245.7 million (approximately USD $59.9 million based on the exchange rate as of September 30, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan, the Company may be required to provide a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, reducing the capital requirements funded directly by the Company and Bunge. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum.

As of September 30, 2015, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and nine months ended September 30, 2015 and 2014.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s condensed consolidated balance sheet and the maximum loss exposure related to the Company’s interest in its unconsolidated VIE (the Solazyme Bunge JV) as of September 30, 2015 (in thousands):

	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investment in Unconsolidated Joint Venture	Loan Guarantee	Maximum Exposure to Loss (1)
Solazyme Bunge JV	$12	$—	$36,185	$—	$45,239

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of R$35.4 million (approximately $8.6 million based on the exchange rate at September 30, 2015) and non-cancelable purchase obligations of R$1.7 million (approximately $0.4 million based on the exchange rate at September 30, 2015).

The Company may be required to contribute additional capital to the VIE (for which the Company does not consider itself to be the primary beneficiary) in the future, which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows (in thousands):

	September 30, 2015	December 31, 2014
Current assets	$9,599	$4,339
Noncurrent assets	107,714	161,751
Total assets	$117,313	$166,090
Current liabilities	24,396	24,881
Noncurrent liabilities	41,245	78,666
JV's partners' capital, net	51,672	62,543
Total liabilities and partners' capital, net	$117,313	$166,090

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$953	$540	$1,611	$540
Net loss	$(11,435)	$(10,992)	$(34,610)	$(23,822)
Related Party Transactions
The Company recognized revenues related to its research and development arrangements with the Solazyme Bunge JV of $0.9 million and $2.9 million in the three and nine months ended September 30, 2015, respectively, and $3.3 million and $10.2 million in the three and nine months ended September 30, 2014, respectively. The Company also recognized product revenues from sales to the Solazyme Bunge JV of $0 and $1.2 million during the three and nine months ended September 30, 2015 and $1.3 million and $2.7 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had receivables of $12,000 and $0.4 million, respectively, due from the Solazyme Bunge JV. As of September 30, 2015 and December 31, 2014, the Company had unbilled revenues of $0 and $2.4 million, respectively, related to the Solazyme Bunge JV.

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and related liabilities	$6,178	$6,956
Accrued interest	4,439	3,495
Accrued professional fees	282	417
Accrued restructuring costs	—	1,348
Accrued costs under the Collaboration Agreement	806	476
Other accrued liabilities	468	1,387
Total accrued liabilities	$12,173	$14,079
13. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, DISTRIBUTION AGREEMENTS, GOVERNMENT PROGRAMS AND LICENSES
Unilever—Effective November 2009, the Company entered into a collaborative research and development agreement with Conopco, Inc. (doing business as Unilever) to develop oil for use in soap and other products. The Company completed the research and development under this agreement in the year ended December 31, 2010. In the first quarter of 2011, the Company and Unilever agreed to extend their research and development agreement with the expansion of a new oil development project through June 30, 2011.
In October 2011, the Company entered into a joint development agreement with Unilever, which expanded its then current research and development efforts. In September 2013, the Company and Unilever entered into a commercial supply agreement for at least 10,000 MT of the Company's algal oil, and in September 2015, the Company and Unilever agreed to extend their joint development agreement through September 30, 2017.
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
Bunge—In May 2011, the Company entered into a joint development agreement (“JDA”) with Bunge, a global agribusiness and food company, that extended through May 2013. In September 2013, the Company and Bunge agreed to extend the JDA, effective from May 2013 through September 2014. Pursuant to the JDA, the Company and Bunge jointly developed microbe-derived oils and explored the production of such oils from Brazilian sugarcane feedstock. The JDA also provided for Bunge to provide research funding to the Company through September 2014, payable quarterly in advance throughout the research term. The Company accounted for the JDA as an obligation to perform research and development services for others in accordance with FASB ASC 730-20, Research and Development Arrangements, and recorded the payments for the performance of these services as revenue in its condensed consolidated statement of operations. The Company recognized revenue on the JDA based on proportionate performance of actual efforts to date relative to the amount of expected effort incurred. The cumulative amount of revenue recognized under the JDA was limited by the amounts the Company was contractually obligated to receive as cash reimbursements. In March 2015, the Company entered into an additional JDA with Bunge to jointly develop a unique food ingredient. Research funding of $2,000,000 was paid to the Company through September 30, 2015 related to this JDA. The additional JDA was rolled into a project plan between the Solazyme Bunge JV and the Company in October 2015 and provides that the Solazyme Bunge JV will provide research funding to the Company covering periods through December 2018, payable quarterly in advance throughout the research term.

In April 2012, the Company and Bunge entered into a joint venture agreement forming a joint venture, or Solazyme Bunge JV, to build, own and operate a commercial-scale renewable algal oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil (see Note 11).
In October 2015, the Company and Bunge entered into an amended and restated joint venture agreement to expand the Solazyme Bunge JV to include certain oils for food and other nutrition products, as well as an amended and restated development agreement. This restated and amended development agreement, and project plans thereunder, incorporate development work from the March 2015 Bunge JDA associated with the development of a unique food ingredient, as well as new development work on nutrition products (see Note 11).
ADM—In November 2012, the Company and ADM entered into the Collaboration Agreement, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. In January 2014, the Company began commercial scale production of its products at the Clinton Facility using the Company's proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the Collaboration Agreement, the Company pays ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in Company common stock. In March 2013, the Company issued a series of warrants to ADM for payment in stock, in lieu of cash, at its election, of future annual fees for use and operation of a portion of the Clinton Facility. Downstream processing of products produced at the Clinton Facility is being done at a facility in Galva, Iowa ("Galva Facility") operated by a wholly owned subsidiary of American Natural Processors, Inc. On October 29, 2015, the Company provided to ADM a notice of termination of the Operating Agreement entered into with ADM in November 2012 related to the production of products at the Clinton Facility. As a result of the termination of the Operating Agreement, the Strategic Collaboration Agreement with ADM will automatically terminate on February 26, 2016. See Note 6.
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
The Company recorded rent expense related to the ADM Warrant of $21,000 and $72,000 during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.5 million during the three and nine months ended September 30, 2014, respectively, which is equal to the estimated fair value of the ADM Warrant shares that had vested over the lease term since the measurement date. The estimated fair value of the ADM Warrant shares that had vested was determined using the Black-Scholes option pricing model based upon the following assumptions during the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Average volatility	78%	54%
Average risk-free interest rate	1.31%	1.63%
Exercise price	$7.17	$7.17
Average stock price	$2.77	$10.98
Average expected remaining life (in years)	3.7	4.7
As of September 30, 2015, 191,666 of the ADM Warrant shares had vested.
Mitsui—In February 2013, the Company entered into a $20.0 million multi-year agreement with Mitsui & Co., Ltd. (“Mitsui”) to jointly develop a suite of triglyceride oils for use primarily in the oleochemical industry. Product development is expected to span a multi-year period, with periodic product introductions throughout the term of the joint development alliance. End use application may include renewable, high-performance polymer lubricants and other industrial products. Milestones within the Mitsui joint development agreement that are determined to be substantive and at risk at the inception of the arrangement are recognized as revenue upon achievement of the milestone, and are limited to those amounts for which collectability is reasonably assured. If these conditions are not met, the milestone payments are deferred and recognized as revenue over the estimated period of performance under the contract as completion of performance obligations occur. The Company recognized $0 and $2.1 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and nine months ended September 30, 2015, respectively and $0 and $1.5 million of revenue related to substantive milestones achieved under the Mitsui joint development agreement during the three and nine months ended September 30, 2014.
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
14. DEBT
A summary of the Company’s debt as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Secured and unsecured debt
Equipment note	$—	$6
Total secured and unsecured debt	—	6
Convertible senior subordinated notes	211,132	211,132
Total debt	211,132	211,138
Add:
Fair value of embedded derivative	56	83
Less:
Unamortized debt discount	(9,357)	(11,124)
Current portion of debt	—	(6)
Long-term portion of debt	$201,831	$200,091
Total interest expense incurred related to the Company’s total debt were $2.8 million and $8.4 million for the three and nine months ended September 30, 2015, respectively, and $2.8 million and $7.2 million for the three and nine months ended September 30, 2014, respectively. Total interest costs capitalized were $0 during the three and nine months ended September 30, 2015, and $0 and $0.6 million for the three and nine months ended September 30, 2014, respectively, related to the Company’s investment in the Solazyme Bunge JV, accounted for under the equity method, which had activities in progress necessary to commence its planned principal operations through May 2014. The Company was in compliance with all debt covenants as of September 30, 2015 and December 31, 2014.
HSBC Facility—In March 2013, the Company entered into a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $30.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, and in May 2013 the Company entered into an amendment to the HSBC facility, increasing the HSBC facility amount to $35.0 million. On March 26, 2013, the Company drew down approximately $10.4 million under the HSBC facility to repay all outstanding loans plus accrued interest on another facility. The Company incurred debt issuance costs of approximately $0.2 million related to this draw down, that was recorded in other long-term assets and is being amortized to interest expense using the effective interest method over the contractual term of the loan. On June 27, 2014, the remaining outstanding balance of the HSBC facility was paid in full. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 11). Therefore, approximately $26.4 million of the HSBC facility remained available as of September 30, 2015.
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
In addition to the financial covenants and covenants related to the indenture referenced above, the Company is subject to customary affirmative and negative covenants and events of default under the HSBC facility including certain restrictions on borrowing, including the restriction to pay cash dividends. If an event of default occurs and continues, HSBC may declare all outstanding obligations under the HSBC facility immediately due and payable, with all obligations being immediately due and payable without any action by HSBC upon the occurrence of certain events of default or if the Company becomes insolvent.
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
On June 19, 2014, the Company entered into note exchange agreements (the “Exchange Agreements”) with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange approximately $17.5 million in aggregate principal amount of their 2018 Notes, together with accrued interest thereon through the settlement date of the Exchange Agreements, with the Company for 2,409,964 shares of the Company's common stock. The Exchange Agreements settled on June 30, 2014. As the Exchange Agreements were considered induced conversions under the applicable accounting guidance, the Company recognized $1.8 million of debt conversion expense reflected in interest expense in the condensed consolidated statements of operations during the year ended December 31, 2014, representing the fair value of the securities transferred in excess of the fair value of the securities issuable upon the original conversion terms of the 2018 Notes. Through September 30, 2015, $63.4 million of the 2018 Notes were converted into the Company’s common stock and were reclassified from long-term debt to stockholders’ equity in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2015 there were no 2018 Note conversions or any early conversion payments made by the Company. The Company had $61.6 million aggregate principal amount of 2018 Notes outstanding as of September 30, 2015.
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
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of Common Stock. The Company had $149.5 million aggregate principal amount of 2019 Notes outstanding as of September 30, 2015.
The net proceeds from both Note offerings were approximately $262.6 million, after deducting discounts to the initial purchaser of $10.9 million and debt issuance costs of $1.0 million. Debt discounts incurred with the issuance of the Notes were recorded on the condensed consolidated balance sheets as a reduction to the associated Note balances. The Company amortizes the debt discounts to interest expense over the contractual or expected term of the Notes using the effective interest method. Debt issuance costs were recorded in other long-term assets and are being amortized to interest expense over the contractual or expected term of the Notes using the effective interest method.
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
15. COMMITMENTS AND CONTINGENCIES
Operating Lease Agreements—The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent asset or a deferred rent liability at each reporting period. The Company had a deferred rent liability of $7.4 million and $2.5 million as of as of September 30, 2015 and December 31, 2014, respectively. Rent expense was $3.0 million and $8.7 million for the three and nine months ended September 30, 2015, respectively, and $2.6 million and $7.9 million for the three and nine months ended September 30, 2014, respectively.
Contractual Obligations—As of September 30, 2015 the Company had non-cancelable purchase obligations of $2.3 million.
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

In February 2013, the Solazyme Bunge JV entered into a loan agreement with BNDES under which it may borrow up to R$245.7 million (approximately USD $59.9 million based on the exchange rate as of September 30, 2015), which has supported the production facility in Brazil, including a portion of the construction costs of the facility. As a condition of the Solazyme Bunge JV drawing funds under the BNDES Loan, the Company may be required to provide a bank guarantee and a corporate guarantee for a portion of the BNDES Loan (in an amount not to exceed its ownership percentage in the Solazyme Bunge JV). As of September 30, 2015 the bank guarantee was in place and the corporate guarantee was not. See also Note 11.
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

In August 2015, a complaint entitled Gregory M. Miller, derivatively on behalf of Solazyme, Inc. v. Jonathan S. Wolfson et al. was filed in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages, purportedly on behalf of the Company from certain of its current and former directors and officers and alleges these defendants breached their fiduciary duties to the Company and aided and abetted the Company in making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. This purported stockholder derivative action is based on substantially the same facts as the securities class action and derivative action described above. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiff has not demonstrated standing to sue on its behalf.
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
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2,466	$3,340	$7,921	$11,670
RSUs/RSAs	1,212	2,748	4,322	6,665
ESPP	(154)	200	69	358
Stock-based compensation expense	$3,524	$6,288	$12,312	$18,693
Research and development	$1,011	$1,941	$3,595	$5,671
Sales, general and administrative	2,513	4,347	8,717	13,022
Stock-based compensation expense	$3,524	$6,288	$12,312	$18,693

Common Stock Warrants—In May 2011, the Company granted Bunge a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $13.50 per share. As of September 30, 2015, 750,000 of the warrant shares had vested and the remaining 250,000 warrant shares could no longer vest. Refer to Note 11 for a discussion of the accounting for the Bunge Warrant.
In January 2013, the Company granted ADM a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $7.17 per share. The warrant vests in equal monthly installments over five years, commencing in November 2013 and the warrant expires in January 1, 2019. As of September 30, 2015, 191,666 of the warrant shares had vested. See Note 13.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2014, 100,000 shares of unvested performance-based restricted stock units (“PSUs”) were canceled and there were no shares of unvested PSUs as of December 31, 2014. No additional PSUs were granted during the nine months ended September 30, 2015.
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
Employee Stock Option Exchange Program—In January 2015, the Company commenced an exchange offer to allow employees the opportunity to exchange, on a grant-by-grant basis, their outstanding eligible options that had an exercise price per share equal to or greater than $6.79 for new stock options on a two-for-one basis that the Company granted under its 2011 EIP. Generally, all employees with options were eligible to participate in the program, which expired on February 18, 2015. Non-employee members of Solazyme’s Board of Directors were not eligible to participate. Each new stock option has an exercise price of $2.58, the last reported sale price per share of Solazyme common stock on the NASDAQ Global Select Market on the new stock option grant date, which was February 19, 2015.
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

•
In November 2012, we executed a strategic collaboration agreement with Archer-Daniels-Midland Company (ADM) to produce algal triglyceride oil products at ADM’s facility in Clinton, Iowa (Clinton Facility). In January 2014, we commenced commercial operations at both the Clinton Facility and the downstream companion facility operated by American Natural Processors, Inc. (ANP). We, along with ADM and ANP, have manufactured five distinct products at the facilities, and products are being sold and distributed. The Clinton Facility utilizes fermentation vessels that are approximately 500,000-liters and corn sugars as a feedstock to produce algal triglyceride oil products. On October 29, 2015, we provided to ADM a notice of termination of the Operating Agreement entered into with ADM in November 2012 related to the production of products at the Clinton Facility. As a result of the termination of the Operating Agreement, the Strategic Collaboration Agreement with ADM will automatically terminate on February 26, 2016. We have the right to continue to produce products at the Clinton Facility through February 26, 2016, and for a period thereafter under certain circumstances. See “Significant Partner Agreements.”

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
In April 2012, we and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant. The Solazyme Bunge JV Plant leverages our technology and Bunge’s sugarcane milling and natural oil processing capabilities to produce microalgae-based products. In addition, the Solazyme Bunge JV Plant has been designed to be expanded for further production in line with market demand. Construction of the Solazyme Bunge JV Plant commenced in the second quarter of 2012 and was financed with equal equity contributions by both Bunge and Solazyme and over $100 million (based on the exchange rate at the time of funding approval) of project financing from the Brazilian Development Bank (BNDES). In May 2014, the Solazyme Bunge JV Plant produced its first products on full-scale production lines, including 625,000 liter fermentation tanks. Both oil and Encapso™ products have been manufactured at the facility; production optimization is continuing and is expected to ramp as we work to increase efficiency in unit operations, and balance production volumes with operating costs as we focus on higher value products. In order for the Solazyme Bunge JV Plant to achieve sufficient cash flows to enable us to fully recover our equity investment, the Solazyme Bunge JV needs to:

•	Increase production volumes at the Solazyme Bunge JV Plant by:

◦	Securing power and steam consistency

◦	Optimizing lipid and oil content output

◦	Increasing recovery yield

•	Maintain access to low-cost feedstock

•	Commercialize and sell high-value products
Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. We are targeting to make significant progress toward these goals that will enable us to fully recover our equity investment within five years. As a condition of the Solazyme Bunge JV drawing funds under the BNDES loan in excess of amounts supported by bank guarantees, we may be required to provide a corporate guarantee of a portion of the loan in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV.
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

In October 2013, we and Bunge amended the terms of the joint venture to expand the field and product portfolio of the Solazyme Bunge JV. In March 2015, we entered into an additional JDA with Bunge to jointly develop a unique food ingredient. The additional JDA was rolled into a research program between us and the Solazyme Bunge JV in October 2015 (see below), which provides that the Solazyme Bunge JV will provide research funding to us covering periods through December 2018, payable quarterly in advance throughout the research term.

In October 2015, we and Bunge entered into an amended and restated joint venture agreement to expand the Solazyme Bunge JV to include certain oils for food and animal nutrition products. In this expansion of the Solazyme Bunge JV, Bunge will provide sales, marketing and application development for certain food oils, and will also provide oil processing, global distribution and logistics, and the we will provide access to our proprietary technology for the production of certain oils and structuring fats for the food and animal nutrition markets. We will also provide the Solazyme Bunge JV with sales, marketing and application development for certain oils and technical expertise in regard to the implementation of its technology. In October 2015, we and the Solazyme Bunge JV entered into an amended and restated Development Agreement under which we granted to the Solazyme Bunge JV a license to our technology for the manufacture of certain oil products for the food and animal nutrition markets. Concurrently with the entry into such agreement, we and the Solazyme Bunge JV entered into two funded research programs targeted at completing the development of additional products for the Solazyme Bunge JV.
Refer to Note 11 and Note 13 in the accompanying notes to our condensed consolidated financial statements for further discussion of the Bunge JDA, Joint Venture Agreement and Warrant.

ADM. In November 2012, we entered into a strategic collaboration agreement with ADM, establishing a collaboration for the production of algal triglyceride oil products at the Clinton Facility. The Clinton Facility is producing algal triglyceride oil products using our proprietary microbe-based catalysis technology. Feedstock for the facility is provided by ADM’s adjacent wet mill. Under the terms of the strategic collaboration agreement, we pay ADM annual fees for use and operation of a portion of the Clinton Facility, a portion of which may be paid in our common stock. In addition, in January 2013 we granted to ADM a warrant to purchase 500,000 shares of our common stock, which vests in equal monthly installments over five years, commencing in November 2013. In addition, in March 2013 we issued a series of warrants to ADM for payment in stock, in lieu of cash, at our election, of future annual fees for use and operation of a portion of the Clinton Facility. This facility uses corn sugars as a feedstock. Since the third quarter of 2013, downstream processing has been performed at a finishing facility in Galva, Iowa (Galva Facility), which is operated by our long-term partner, a wholly owned subsidiary of ANP. In January 2014, we began commercial scale production of our oils at the Clinton/Galva Facilities. On October 29, 2015, we provided to ADM a notice of termination of the Operating Agreement entered into with ADM in November 2012 related to the production of products at the Clinton Facility. As a result of the termination of the Operating Agreement, the Strategic Collaboration Agreement with ADM will automatically terminate on February 26, 2016.
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
Unilever. In October 2011, we entered into a joint development agreement with Unilever (our fourth agreement altogether) which expanded our current research and development efforts. In September 2015, we and Unilever extended this joint development agreement through September 30, 2017. In September 2013, we and Unilever entered into a commercial supply agreement for at least 10,000 MT of our algal oil. In May 2014, Unilever announced the initial introduction of our sustainable algal oil into one of its biggest soap brands, Lux.
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
Financial Operations Overview
Revenues
We are commercializing our products as intermediate and ingredient products and personal care products. Intermediate and ingredient products encompass a portfolio of ingredient products targeted at customers in the Industrial Products and Food Products markets. We are currently selling our consumer-focused Algenist® branded skin and personal care line in the Personal Care Product market. Prior to commercialization of our Algenist® products in 2011, our revenues were primarily from collaborative research and government grants. Through the end of 2013, our product revenues were entirely from the sale of consumer-focused branded products into the Personal Care Products market, providing us with the highest gross margin within our target markets. In the first quarter of 2014, we began to sell intermediate and ingredient products more broadly into the Industrial Products markets as we began to commercially produce and distribute products from the Clinton/Galva Facilities. In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities. We plan to focus our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future. We may enter into new manufacturing arrangements with ADM, ANP, or other contract manufacturers in the future.

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
Product revenues represented 80% and 73% of our total revenues for the three and nine months ended September 30, 2015, respectively, and 66% and 61% of our total revenues for the three and nine months ended September 30, 2014, respectively.

•	Research and Development Program Revenues
Revenues from R&D programs are recognized in the period during which the related costs are incurred, provided that the conditions under which the government grants and other R&D program agreements were provided have been met and only perfunctory obligations are outstanding. We currently have active R&D programs with commercial partners and recently completed R&D programs with governmental agencies. These R&D programs are entered into pursuant to agreements and grants that generally provide payment for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues related to R&D programs include reimbursable expenses and payments received for full-time equivalent employee services recognized over the related performance periods for each of the contracts. We are required to perform research and development activities as specified in each respective agreement based on the terms and performance periods set forth in the agreements as outlined above. R&D program revenues from commercial and strategic partner development agreements represented 20% and 27% of our total revenues for the three and nine months ended September 30, 2015, respectively, compared to 34% and 39% of our total revenue for the three and nine months ended September 30, 2014, respectively.
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
In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities to better align our immediate production assets with our operating strategy while minimizing production costs. Restructuring charges associated with these contract terminations will be recorded in the fourth quarter of 2015 and will include contract termination payments, asset impairment and accelerated depreciation related to certain assets, partially offset by the reversal of deferred rent expense associated with the ADM Clinton facility.

Other Income (Expense), Net
•Interest and Other Income
Interest and other income consist primarily of interest income earned on marketable securities and cash balances. Our interest income will vary for each reporting period depending on our average investment balances during the period and market interest rates.
•Interest Expense
Interest expense consists primarily of interest expense related to our 6.00% Convertible Senior Subordinated Notes due 2018 (the 2018 Notes) and 5.00% Convertible Senior Subordinated Notes due 2019 (the 2019 Notes collectively with the 2018 Notes, the Notes). As of September 30, 2015 and December 31, 2014, our outstanding debt, net of debt discounts, was approximately $201.8 million and $200.1 million, respectively.
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

Results of Operations
Comparison of Three Months Ended September 30, 2015 and 2014
Revenues

	Three Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Revenues:
Product revenues	$9,133	$11,623	$(2,490)
Research and development programs	2,266	5,936	(3,670)
Total revenues	$11,399	$17,559	$(6,160)
Our total revenues decreased by $6.2 million due to decreased R&D program revenues of $3.7 million and decreased product revenues of $2.5 million in the third quarter of 2015 compared to the same period in 2014.
We have two reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients and Other. The Intermediates/Ingredients and Other segment includes sale of our Encapso™ product and TailoredTM oils. Our discussions below surrounding changes in product revenue and gross margin are based on those reportable segments.
Product Revenues and Cost of Product Revenues
Products revenues and cost of product revenues by segment for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014	Change
	(In thousands)
Algenist®
Product revenues	$6,882	$6,742	$140
Cost of product revenues	2,159	2,067	92
Gross profit	$4,723	$4,675	$48
Gross margin	69%	69%	—%

Intermediate/Ingredients and Other
Product revenues	$2,251	$4,881	$(2,630)
Cost of product revenues	2,411	4,531	(2,120)
Gross profit (loss)	$(160)	$350	$(510)
Gross margin	(7)%	7%	(14)%
Algenist® product revenues and cost of product revenues increased marginally by $0.1 million and $0.1 million, respectively, in the third quarter of 2015 compared to the same period in 2014. Algenist® gross margin remained stable at 69% during the third quarter of 2014 and 2015.
Intermediate/Ingredients and Other product revenues decreased by $2.6 million due primarily to decreased product sales of Industrial Oils, Fuel blend sales related to our fuels marketing and commercial development program and Encapso™. We expect Intermediates/Ingredients and Other product revenues to increase as a percentage of total net product revenues as we continue to ramp large-scale production and focus on higher value Industrial Products and Food Products.

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
The gross margin for Intermediates/Ingredients and Other product sales was a negative gross margin of 7% in the third quarter of 2015 compared to a positive gross margin of 7% in the third quarter of 2014, primarily due to product mix. Gross margin was lower in the third quarter of 2015 due primarily to lower industrial oil and Encapso™ sales which have higher ASPs, compared to the same period in 2014. Gross margins for our Intermediates/Ingredients and Other products would have been negative in the prior quarter, and lower in the current quarter, if certain costs, including scale-up production costs related to operations at the Clinton/Galva facilities and unallocated fixed facilities costs, had not been charged to operating expenses. We expect our customer and product mix will change as we complete existing industrial oil supply agreements with customers as well as focus on the sales of higher margin Intermediates/Ingredients and Other products and focus our production at the Solazyme Bunge JV facility and at our Peoria facility.

In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities.  We plan to focus our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future and believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs.  We expect our total cost of production for products will increase as we continue to sell Intermediates/Ingredients in the Industrial Products and Food Products markets and as we focus on higher margin products and otherwise balance production volumes with operating expenses. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as production volumes fluctuate.
Research and Development Programs Revenue
We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. In line with this strategy, research and development programs revenue decreased by $3.7 million in the third quarter of 2015 compared to the same period in 2014, due to decreased revenues from development agreements with the Solazyme Bunge JV and strategic partners. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from the Solazyme Bunge JV decreased in the third quarter of 2015 compared to the same period in 2014, due primarily to a reduction of revenue associated with technical and commercial services related to the operations of the Solazyme Bunge JV Plant and support for its commercial activities as the plant ramps up. In addition, research and development program revenue associated with payments for the achievement of milestones under a development agreement with a strategic partner was $1.0 million lower in the third quarter of 2015 compared to the same period in 2014.
As we enter into new agreements with strategic partners or government programs, we expect that quarterly trends may fluctuate based on the timing of program activities with strategic partners.
Operating Expenses

	Three Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Operating expenses:
Research and development	$13,207	$20,571	$(7,364)
Sales, general and administrative	19,596	25,883	(6,287)
Restructuring charges	(21)	—	(21)
Total operating expenses	$32,782	$46,454	$(13,672)
Certain scale-up production costs related to operations at the Clinton/Galva facilities focused on process development associated with the manufacturing scale-up at the facilities may be charged to research and development costs. In addition, unallocated fixed costs for these manufacturing facilities may be charged to selling, general and administrative expenses when facilities are not operating at full capacity. In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities and do not expect manufacturing scale-up or unallocated fixed costs to continue in 2016 related to these agreements.

Research and Development Expenses
The total fluctuation on our research and development expenses in the third quarter of 2015 compared to the same period in 2014 decreased by $7.4 million, due primarily to a $4.8 million decrease in ongoing research and development expenses, and a $2.5 million decrease in scale-up production costs related to operations at the Clinton/Galva facilities. Research and development expenses, excluding scale-up costs, decreased $4.8 million in the third quarter of 2015 compared to the same period in 2014, due primarily to $3.4 million of decreased personnel-related and facilities-related costs and $1.2 million of decreased product development costs related to restructuring activities implemented starting in late December 2014. Personnel-related costs include non-cash stock-based compensation expense of $1.0 million in the third quarter of 2015 compared to $1.9 million in the same period in 2014. Scale up costs decreased as we had limited operations at the Clinton/Galva Facilities in the third quarter of 2015 compared to the same period in 2014.
We expect overall research and development costs to decrease in 2015, compared to 2014, in particular personnel-related costs, as a result of the reduction in workforce and other cost-cutting measures we implemented starting in December 2014. We plan to continue to make investments in research and development for the foreseeable future, but at a lower rate, as we continue to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) tailor the oil outputs to meet specific market needs; and (3) engage in product and process development projects aimed at reducing the cost of oil production.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased by $6.3 million in the third quarter of 2015 compared to the same period in 2014 due primarily to a $4.1 million decrease in ongoing sales, general and administrative expenses and 2014 litigation settlement and related legal costs of $4.8 million, partially offset by a $2.6 million increase in unallocated fixed costs for the Clinton/Galva facilities associated with the facilities not operating at full capacity. Sales, general and administrative expenses, excluding unallocated fixed costs, decreased $4.1 million in the third quarter of 2015 compared to the same period in 2014, due primarily to $3.7 million of decreased personnel-related and facilities costs. Personnel-related and facilities-related costs decreased primarily as a result of decreased non-cash stock-based compensation expense and decreased personnel costs as a result of restructuring activities implemented in December 2014. Personnel-related costs include non-cash stock-based compensation of $2.5 million in the third quarter of 2015 compared to $4.3 million in the same period in 2014. Stock-based compensation decreased in the third quarter of 2015 compared to the same period in 2014 primarily due to stock option modification expense recorded in the prior period.
During the third quarter of 2015, our facilities were not operating at full capacity as we managed limited production campaigns at the Clinton/Galva Facilities to focus on establishing operations at the Solazyme Bunge JV Plant pursuant to our 2014 Restructuring Plan. We plan to continue to invest in commercialization of our high value Intermediate/Ingredient products in the Industrial Products and Food Products markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease for the remainder of 2015 compared to the same periods in 2014, as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014.
Restructuring Charges
In December 2014, we took steps to decrease operating expenses through the 2014 Restructuring Plan. Restructuring charges in the third quarter of 2015 consist primarily of adjustments to employee severance costs and related asset accelerated depreciation charges. We anticipate a reduction in annualized cash operating expenses of at least $18.0 million in 2015 related to the 2014 Restructuring Plan.

In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities to better align our immediate production assets with our operating strategy while minimizing production costs.  Restructuring charges associated with these contract terminations will be recorded in the fourth quarter of 2015 and will include contract termination payments, asset impairment and accelerated depreciation related to certain assets, partially offset by the reversal of deferred rent expense associated with the ADM Clinton facility.

Other Income (Expense), Net

	Three Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$315	$365	$(50)
Interest expense	(3,540)	(3,553)	(13)
Loss from equity method investment	(5,916)	(7,201)	(1,285)
Gain from change in fair value of derivative liabilities	176	6,205	(6,029)
Total other income (expense), net	$(8,965)	$(4,184)	$4,781
Loss from Equity Method Investment
Loss from equity method investment decreased by $1.3 million in the third quarter of 2015 compared to the same period in 2014, primarily due to the decrease in Solazyme Bunge JV's net loss in the third quarter of 2015. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and to decrease once commercial-scale production is achieved.
Gain from Change in Fair Value of Derivative Liabilities
Gain from change in fair value of derivative liabilities of $0.2 million in the third quarter of 2015 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $6.2 million gain in the same period in 2014. At each reporting period, we remeasure these embedded derivatives at fair value, which are included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Results of Operations
Comparison of Nine Months Ended September 30, 2015 and 2014
Revenues

	Nine Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Revenues:
Product revenues	$26,261	$27,993	$(1,732)
Research and development programs	9,483	17,896	(8,413)
Total revenues	$35,744	$45,889	$(10,145)
Our total revenues decreased by $10.1 million in the nine months ended September 30, 2015 compared to the same period in 2014, due to $8.4 million of decreased R&D program revenues and $1.7 million of decreased product sales.
We have two reportable segments for financial statement reporting purposes: Algenist® and Intermediates/Ingredients and Other. The Intermediates/Ingredients and Other segment includes sale of our Encapso™ product and TailoredTM oils. Our discussions below surrounding changes in product revenue and gross margin are based on those reportable segments.

Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues by segment for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands)
Algenist®
Product revenues	$18,284	$17,642	$642
Cost of product revenues	5,826	5,444	382
Gross profit	$12,458	$12,198	$260
Gross margin	68%	69%	(1)%

Intermediate/Ingredients and Other
Product revenues	$7,977	$10,351	$(2,374)
Cost of product revenues	7,775	9,014	(1,239)
Gross profit	$202	$1,337	$(1,135)
Gross margin	3%	13%	(10)%
Algenist® product revenues and cost of product revenues increased $0.6 million and $0.4 million, respectively, in the nine months ended September 30, 2015 compared to the same period in 2014 as a result of new product offerings and increased consumer demand. Algenist® gross margin decreased marginally to 68% for the nine months ended September 30, 2015 from 69% for the same period in 2014 due primarily to product and customer mix.
Intermediate/Ingredients and Other product revenues decreased $2.4 million in the nine months ended September 30, 2015 compared to the same period in 2014 due to decreased product sales related to our fuels marketing and commercial development program and our Industrial Products. We expect Intermediates/Ingredients and Other product revenues to increase as a percentage of total net product revenues as we continue to ramp large-scale production and focus on higher value Industrial Products and Food Products.

Certain inventories manufactured prior to regulatory approval are charged to research and development expense in periods prior to when those inventories are sold. Beginning in early 2014 we began to sell our Intermediates/Ingredients and Other products more broadly in the Industrial Products markets, however, due to certain inventories previously expensed to research and development expense, our cost of product revenues did not include all production costs associated with our Intermediates/Ingredients and Other products until those products met the applicable regulatory requirements. In addition, during scale-up of the manufacturing process at the Clinton/Galva facilities, certain Intermediate/Ingredient and Other product manufacturing, related production and unallocated fixed facilities costs are charged to research and development and selling, general and administrative expenses. We don’t expect these scale-up production costs and unallocated fixed costs associated with these manufacturing facilities to continue in 2016.
The gross margin for Intermediates/Ingredients and Other product sales was 3% in the nine months ended September 30, 2015 compared to 13% in the same period in 2014, primarily due to changes in product mix. In addition, gross margin was impacted favorably in the nine months ended September 30, 2014 by the sale of inventory that was expensed to research and development expense prior to its regulatory approval as well as greater Industrial product sales with higher ASPs. Gross margins for our Intermediates/Ingredients and Other products would have been negative in the current period if certain costs, including scale-up production costs related to operations at the Clinton/Galva facilities and unallocated fixed facilities costs, had not been charged to operating expenses. We expect our customer and product mix will change as we complete existing industrial oil supply agreements with customers and focus on the sales of higher margin Intermediates/Ingredients and Other products and focus our production at the Solazyme Bunge JV facility and at our Peoria facility.

In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities.  We plan to focus our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future and believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs. We expect our total cost of production for products will increase as we continue to sell Intermediates/Ingredients in the Industrial Products and Food Products markets and as we focus on higher margin products and otherwise balance production volumes with operating expenses. We also expect that our cost of production as a percentage of revenue may be higher in the early stages of production, depending on mix of products and as production volumes fluctuate.
Research and Development Programs Revenue
We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. In line with this strategy, research and development programs revenue decreased by $8.4 million in the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to decreased revenues from development agreements with the Solazyme Bunge JV and development agreements with strategic partners. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from the Solazyme Bunge JV decreased in the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to a reduction of revenue associated with technical and commercial services related to the operations of the Solazyme Bunge JV Plant and support for its commercial activities as the plant ramps up.
As we enter into new agreements with strategic partners or government programs, we expect that quarterly results may fluctuate based on the timing of program activities with strategic partners.
Operating Expenses

	Nine Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Operating expenses:
Research and development	$38,508	$63,470	$(24,962)
Sales, general and administrative	61,845	68,127	(6,282)
Restructuring charges	372	—	372
Total operating expenses	$100,725	$131,597	$(30,872)
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
In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities and would not expect manufacturing scale-up or unallocated fixed costs to continue in 2016.
Research and Development Expenses
The total fluctuation in our research and development expenses in the nine months ended September 30, 2015 compared to the same period in 2014 decreased by $25.0 million, due primarily to a $11.2 million decrease in ongoing research and development expenses, and a $13.7 million decrease in scale-up production costs related to operations at the Clinton/Galva facilities. Research and development expenses, excluding scale-up costs, decreased $11.2 million in the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to $7.9 million of decreased personnel-related and facilities-related costs and $2.8 million of decreased product development costs related to our restructuring activities implemented starting in late December 2014. Personnel-related costs include non-cash stock-based compensation expense of $3.6 million in the nine months ended September 30, 2015 compared to $5.7 million in the same period in 2014. Scale up costs decreased as we had limited operations at the Clinton/Galva Facilities in the nine months ended September 30, 2015 compared to the same period in 2014.
We expect overall research and development costs to decrease in 2015, compared to 2014, in particular personnel-related costs, as a result of the reduction in workforce and other cost-cutting measures we implemented starting in December 2014. We plan to continue to make investments in research and development for the foreseeable future, but at a lower rate, as we continue to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) tailor the oil outputs to meet specific market needs; and (3) engage in product and process development projects aimed at reducing the cost of oil production.

Sales, General and Administrative Expenses
The total fluctuation in our sales, general and administrative expenses in the nine months ended September 30, 2015 compared to the same period in 2014 decreased $6.3 million, reflecting a $16.2 million decrease in ongoing sales, general and administrative expenses, which was partially offset by a $9.9 million increase in unallocated fixed costs for the Clinton/Galva facilities associated with the facilities not operating at full capacity. Sales, general and administrative expenses, excluding unallocated fixed costs, decreased $16.2 million in the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to $8.3 million of decreased personnel-related and facilities costs, $7.0 million decreased from the 2014 litigation settlement and other external legal costs and decreased marketing and promotional costs of $0.4 million. Personnel-related and facilities-related costs decreased due to decreased non-cash stock-based compensation expense, and decreased personnel costs as a result of restructuring activities implemented in December 2014. Personnel-related costs include non-cash stock-based compensation of $8.7 million in the nine months ended September 30, 2015 compared to $13.0 million in the same period in 2014. Stock-based compensation decreased in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to stock option modification expense recorded in the prior period.
During the nine months ended September 30, 2015, our facilities were not operating at full capacity as we managed limited production campaigns at the Clinton/Galva Facilities to focus on establishing operations at the Solazyme Bunge JV Plant pursuant to our 2014 Restructuring Plan. We plan to continue to invest in commercialization of our high value Intermediate/Ingredient products in the Industrial Products and Food Products markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease for the remainder of 2015 compared to the same periods in 2014, as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014.
Restructuring Charges
In December 2014 we took steps to decrease operating expenses through the 2014 Restructuring Plan. Restructuring charges in the nine months ended September 30, 2015 consist primarily of one-time employee severance costs and related asset accelerated depreciation charges. We anticipate a reduction in annualized cash operating expenses of at least $18.0 million in 2015 related to the 2014 Restructuring Plan.

In October 2015, we made a strategic decision to terminate our current manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities to better align our immediate production assets with our operating strategy while minimizing production costs.  Restructuring charges associated with these contract terminations will be recorded in the fourth quarter of 2015 and will include contract termination payments, asset impairment and accelerated depreciation related to certain assets, partially offset by the reversal of deferred rent expense associated with the ADM Clinton facility.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2015	2014	$ Change
	(In thousands)
Other income (expense):
Interest and other income, net	$715	$993	$(278)
Interest expense	(10,623)	(9,955)	668
Loss from equity method investment	(18,291)	(15,313)	2,978
Gain from change in fair value of warrant liability	—	688	(688)
Gain from change in fair value of derivative liabilities	27	6,478	(6,451)
Total other income (expense), net	$(28,172)	$(17,109)	$11,063
Interest expense
Interest expense increased by $0.7 million in the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to increased interest expense as a result of the 2019 Notes issued in April 2014, partially offset by $1.8 million of debt conversion expense incurred in the nine months ended September 30, 2014. We expect interest expense to increase primarily as a result of issuing the 2019 Notes.
Loss from Equity Method Investment

Loss from equity method investment increased by $3.0 million in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the increase in Solazyme Bunge JV's net loss during the nine months ended September 30, 2015. We expect the loss from our equity method investment to increase as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and to decrease once commercial-scale production is achieved.
Gain from Change in Fair Value of Warrant Liability
Gain from the change in fair value of warrant liability was $0 in the nine months ended September 30, 2015 compared to a $0.7 million gain from the change in fair value of warrant liability in the same period in 2014. The change in fair value of warrant liability is related to the fair value of the unvested warrant issued to Bunge Limited. The warrant was to vest in three separate tranches, each contingent upon the achievement of specific performance-based milestones related to the formation and operations of the Solazyme Bunge JV. The unvested warrant shares were recorded as a liability on our condensed consolidated balance sheet beginning in the second quarter of 2012, and the unvested portion of the warrant continued to be remeasured to fair value at each balance sheet date and reclassified to additional paid-in capital upon vesting. In the second quarter of 2012, 750,000 warrant shares (first and second tranche) vested and were reclassified to additional paid-in capital. Beginning in the first quarter of 2014, the warrant liability associated with the third tranche of the common stock warrant issued to Bunge Limited was adjusted to $0, as the third tranche could no longer vest.
Gain from Change in Fair Value of Derivative Liabilities
Gain from change in fair value of derivative liabilities of $27,000 in the nine months ended September 30, 2015 was due to the change in the fair value of the embedded derivatives related to the early conversion payment features of the Notes issued in January 2013 and April 2014, compared to a $6.5 million gain in the same period in 2014. At each reporting period, we remeasure these embedded derivatives at fair value, which are included as components of convertible debt on our condensed consolidated balance sheets. We used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes. Changes in certain inputs into the model may have a significant impact on changes in the estimated fair values of the embedded derivatives. We expect that the gain or loss from the change in the fair values of these derivative liabilities will fluctuate with the change in our stock price, the trading price of the Notes, certain other inputs to the Monte Carlo simulation model and early conversions by Note holders.
Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$48,242	$42,689
Marketable securities	69,003	164,619
Cash, cash equivalents and marketable securities decreased by $90.1 million in the nine months ended September 30, 2015, primarily due to cash used in operating activities of $69.0 million and $19.5 million of capital contributed to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(69,020)	$(79,447)
Net cash provided by (used in) investing activities	74,524	(116,173)
Net cash provided by financing activities	682	201,067
Sources and Uses of Capital
Since our inception, we have incurred significant net losses, and as of September 30, 2015, we had an accumulated deficit of $575.2 million. We anticipate that we will continue to incur net losses as we continue the scale-up of our manufacturing activities, support commercialization activities for our products and continue to support our research and development activities. In addition, we may acquire additional manufacturing facilities, expand or build out our current manufacturing facilities and/or build additional manufacturing facilities. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We expect to continue making investments in research and development and manufacturing, and expect selling, general and administrative expenses to increase as we begin and ramp up commercialization. As a result, we will need to generate significant revenues from product sales, collaborative research and joint development activities, licensing fees and other revenue arrangements to achieve profitability.
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

Strategic Partners

In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge and operates an oil production facility in Brazil that utilizes our proprietary technology to produce oil products from sugar feedstock provided by a Bunge affiliate. Through December 31, 2014, the majority of activity at the Solazyme Bunge JV was focused on the construction and optimization of the Solazyme Bunge JV Plant. Both we and Bunge each contributed $70.1 million in capital to the Solazyme Bunge JV through December 31, 2014. During the nine months ended September 30, 2015, we and Bunge each contributed capital to the Solazyme Bunge JV of $24.9 million, and as of September 30, 2015 we do not expect our total equity contributions in fiscal year 2015 to exceed $30.0 million from each partner. We currently expect total capital contributions in fiscal year 2016 to be lower than total contributions made in fiscal year 2015. Although we do not expect total contributions in fiscal year 2016 to exceed the amount contributed in fiscal year 2015, total future capital contributions cannot be quantified at this time.

In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it may borrow up to R$245.7 million (approximately USD $59.9 million based on the exchange rate as of September 30, 2015). As a condition of the Solazyme Bunge JV drawing funds under the loan we were required, and have provided, a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (not to exceed our ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the Solazyme Bunge JV’s first commercial-scale production facility in Brazil, which has reduced the capital requirements funded directly by us and Bunge. We expect to scale up additional manufacturing capacity in a capital-efficient manner by signing additional agreements whereby our partners will invest capital and operational resources in building manufacturing capacity, while also providing access to feedstock. We expect to evaluate the optimal amount of capital expenditures that the partners agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
Commercial Banks
On March 26, 2013, we entered into a credit facility with HSBC (the HSBC facility), which provides for a $30.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes, in May 2013 we entered into an amendment to increase the HSBC facility to $35.0 million, and in March 2014 we amended the HSBC facility to extend the maturity date to May 31, 2016. Also on March 26, 2013, we drew down approximately $10.4 million under the HSBC facility to repay an outstanding term loan plus accrued interest on another facility. On June 27, 2014, we paid in full the outstanding principal and interest due under the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indentures related to the 2018 Notes and the 2019 Notes by and between us and Wells Fargo Bank, National Association, as trustee), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus one hundred ten percent of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. Therefore, approximately $26.4 million of the HSBC facility remained available as of September 30, 2015, and we were in compliance with the financial covenants of the HSBC facility.

Cash Flows from Operating Activities
Cash used in operating activities of $69.0 million in the nine months ended September 30, 2015 primarily reflects a loss of $106.8 million and aggregate non-cash charges of $37.8 million. Non-cash charges included stock-based compensation, loss from equity method investments, revaluations of our derivative liabilities, depreciation and amortization, net amortization of premiums on marketable securities, restructuring charges and debt discount and loan fee amortization. We expect stock-based compensation and revaluation of our derivative liabilities to fluctuate with the change in our stock price and other factors. We expect loss from equity method investments to increase as production of commercial products and optimization of manufacturing operations at the Solazyme Bunge JV Plant is ramped up.
The net change in our operating assets and liabilities in the nine months ended September 30, 2015 was primarily a result of increased prepaid expenses and other current assets of $1.2 million, decreased accounts payable and accrued liabilities of $3.9 million and increased accounts receivable and unbilled revenue of $2.4 million, offset by increased other long-term liabilities of $4.9 million and decreased inventories of $2.5 million. Prepaid expenses increased due primarily to an increase of promotional supplies. Accounts payable and accrued liabilities decreased due to cash payments of severance related to the 2014 Restructuring Plan and decreased production costs incurred. The net increase in accounts receivable and unbilled revenue was due primarily to timing of payments received. Other long-term liabilities increased due to additional accrual of deferred rent. Inventories decreased primarily due to reduced production at the Clinton/Galva Facilities.
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
Cash Flows from Investing Activities
In the nine months ended September 30, 2015, cash provided by investing activities was $74.5 million, primarily as a result of $94.9 million of net marketable securities maturities, partially offset by $19.5 million of capital contributed to the Solazyme Bunge JV.
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
We anticipate making capital expenditures of approximately $1.5 million to $2.0 million for the year ended December 31, 2015.
Cash Flows from Financing Activities
In the nine months ended September 30, 2015, cash provided by financing activities was $0.7 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
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
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2015. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2015, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of September 30, 2015. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of September 30, 2015 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
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
Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock, and fuel in connection with our blended fuels marketing and commercial development programs. We have not historically hedged the price volatility of plant sugar feedstock. Also, fluctuations in the prices of petroleum or certain plant oils may also impact our business to the extent our products compete with petroleum or plant-oil-derived products. In the future, we may manage our exposure to these risks by hedging the price volatility of such products, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock. See also “Risk Factors-Risks Related to Our Business and Industry-- A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.”

Item 4.	Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred substantial net losses since our inception, including a net loss of $106.8 million during the nine months ended September 30, 2015. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of September 30, 2015, we had an accumulated deficit of $575.2 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (“Solazyme Bunge Renewable Oils” or the “Solazyme Bunge JV”) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (“Bunge”), pursuant to our joint venture arrangement that includes a feedstock supply agreement. As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil is being provided by Bunge. Sugar and corn are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture arrangement, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, fuels, chemicals, encapsulated lubricant and other products, and our business will suffer. If we do not succeed in entering into long-term supply contracts when necessary or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
Although our plan is to enter into partnerships, such as the Solazyme Bunge JV with feedstock providers to supply the feedstock necessary to produce our products, we cannot predict the future availability or price of such feedstock or be sure that our feedstock partners will be able to supply such feedstock in sufficient quantities or in a timely manner. The prices of feedstock depend on numerous factors outside of our or our partners’ control, including weather conditions, government programs and regulations, changes in global demand, rising or falling commodities and equities markets, and availability of credit to producers. Crop yields and sugar content depend on weather conditions such as rainfall and temperature. Variable weather conditions have historically caused volatility in feedstock crop prices due to crop failures or reduced harvests. For example, excessive rainfall can adversely affect the supply of feedstock available for the production of our products by reducing the sucrose content of feedstock and limiting growers’ ability to harvest. Crop disease and pestilence can also occur from time to time and can adversely affect feedstock crop growth, potentially rendering useless or unusable all or a substantial portion of affected harvests. The limited amount of time during which feedstock crops keep their sugar content after harvest poses a risk of spoilage. Also, the fact that many feedstock crops are not themselves traded commodities limits our ability to substitute supply in the event of such an occurrence. If our ability to obtain feedstock crops is adversely affected by these or other conditions, our ability to produce our products will be impaired, and our business will be adversely affected. In the near term we believe Brazilian sugarcane-based sucrose will be an important feedstock for us. Along with the risks described above, Brazilian sugarcane prices may also increase due to, among other things, changes in the criteria set by the Conselho dos

Produtores de Cana, Açúcar e Álcool (Council of Sugarcane, Sugar and Ethanol Producers), known as Consecana. Consecana is an industry association of producers of sugarcane, sugar and ethanol that sets market terms and prices for general supply, lease and partnership agreements and may change such prices and terms from time to time. Moreover, Brazil has a developed industry for producing ethanol from sugarcane, and if we have manufacturing operations in Brazil that do not have a partner providing the sugarcane feedstock, such as Bunge as part of the Solazyme Bunge JV, we will need to compete for sugarcane feedstock with ethanol producers. Such changes and competition could result in higher sugarcane prices and/or a significant decrease in the volume of sugarcane available for the production of our products, which could adversely affect our business and results of operations.
We have entered into, and plan to enter into other, arrangements with feedstock producers to co-locate production at their existing mills, and if we are not able to complete and execute on these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
In April 2012, we entered into a Joint Venture Agreement with Bunge, forming the Solazyme Bunge JV, which is doing business as Solazyme Bunge Renewable Oils. The Joint Venture Agreement was amended in October 2013 and again in October 2015 to expand the field and product portfolio. The Solazyme Bunge JV produces microalgae-based products in Brazil using our proprietary technology and sugarcane feedstock provided by Bunge. The Solazyme Bunge JV’s production facility is located adjacent to a sugarcane processing mill in Brazil that is owned by Bunge. The acquisition of the facility site by the Solazyme Bunge JV from Bunge is in process, is complex, is subject to multiple approvals from governmental authorities and will take time to complete. The construction of the Solazyme Bunge JV’s production facility began in June 2012, and the first commercial product from the Solazyme Bunge JV production facility was produced in the second quarter of 2014. Manufacturing operations and processes continue to be optimized as the facility is ramped up. In addition, we have entered into a series of research and development agreements with Bunge and with the Solazyme Bunge JV to, among other things, advance our work on Brazilian sugarcane feedstocks and develop additional products for the Solazyme Bunge JV. The current funded projects extended through December 2018. In May 2011, we entered into a Warrant Agreement, amended in August 2011, with Bunge Limited a portion of which vested upon the successful completion of milestones that targeted the completion of construction of the Solazyme Bunge JV facility. We intend to continue to expand our manufacturing capacity by entering into additional agreements with feedstock producers that require them to invest some or all of the capital needed to build new production facilities to produce our products. In return, we expect to share in profits anticipated to be realized from the sale of these products. We are currently in discussions with additional potential manufacturing partners.
In November 2012, we and Archer-Daniels-Midland Company ("ADM") entered into a Strategic Collaboration Agreement (“Collaboration Agreement”), establishing a strategic collaboration ("Solazyme/ADM Collaboration") at the ADM facility in Clinton, Iowa (Clinton Facility") for the production of microalgae-based products. Concurrently with the execution of the Collaboration Agreement, we and ADM entered into an operating agreement (the “Operating Agreement”) related to the production of products at the Clinton Facility. On October 29, 2015, we provided notice to ADM of the termination of the Operating Agreement as of the date (the “Termination Date”) that is 120 days after the date of the termination notice. The Collaboration Agreement will automatically terminate on the same date. We expect to make cash payments of approximately $3.0 million to $4.0 million commencing in the fourth quarter of 2015 through the second quarter of 2016 as a result of these termination activities, comprised primarily of termination payments. Costs that we expect to incur in connection with these termination activities are subject to a number of assumptions and actual results may differ. We may also incur other charges not currently contemplated.
Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility had been performed at a finishing facility in Galva, Iowa (“Galva Facility”), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (“Clinton/Galva Facilities”). We also intend to terminate the contract for services at the Galva Facility, and we may incur costs associated with such termination.
Due to the termination of the contracts relating to the Clinton/Galva Facilities, customers that previously had received our products from the Clinton/Galva Facilities may need to qualify our products that are produced at the Solazyme Bunge JV production facility. A failure by the products manufactured at the Solazyme Bunge JV to qualify or otherwise meet the requirements of our customers would adversely affect our business.
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
Production of both current and future oils and other microalgae-based products will require that our technology and processes be scalable from laboratory, pilot and demonstration projects to large commercial-scale production. We have limited experience constructing, ramping up or managing large, commercial-scale manufacturing facilities. We may not have identified all of the factors that could affect our manufacturing processes. Our technology may not perform as expected when applied at large commercial scale, or we may encounter operational challenges for which we are unable to identify a workable solution. For example, contamination in the production process, equipment failure or accidents, problems with consistent and reliable plant utilities, human error, issues arising from process modifications to reduce costs and adjust product specifications, and other similar challenges could decrease process efficiency, create delays and increase our costs. To date we have employed our technology using fermenters with a capacity of up to approximately 625,000 liters. However, we still need to demonstrate that we can reach our target cost structure, including the achievement of target yields and productivities at approximately 625,000 liter scale in Brazil. We may not be able to scale up our production in a timely manner, on commercially reasonable terms, or at all. If we are unable to manufacture products at a large commercial scale, our ability to commercialize our technology will be adversely affected, and, with respect to any products that we do bring to market, we may not be able to achieve and maintain an acceptable production cost profile, which would adversely affect our ability to reach, maintain and increase the profitability of our business.
We rely in part on third parties for the production and processing of our products. If these parties do not produce and process our products at a satisfactory quality, in a timely manner, in sufficient quantities and at an acceptable cost, our development and commercialization efforts could be delayed or otherwise negatively impacted.
Other than our Peoria Facility, we do not wholly own facilities that can produce and process our products other than at small scale. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. Once the Solazyme/ADM Collaboration has terminated, we will have one manufacturing arrangement for large-scale commercial fermentation: an agreement for the manufacture of certain products by the Solazyme Bunge JV pursuant to a joint venture arrangement. We will also have the ability to do smaller-scale commercial fermentation at our Peoria facility.

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
We face financial risk associated with ramping up production to reduce our per-unit production costs. To reduce per-unit production costs, we must increase production to achieve economies of scale. However, if we do not sell production output in a timely manner or in sufficient volumes at sufficient prices, our investment in production will harm our cash position and generate losses. Due to recent decreases in the prices of petroleum and certain plant oils, on which products competitive with our own depend, we have determined not to manufacture certain of our products because the production and sale of such products at a loss would adversely affect our business. Therefore, we expect the time required to ramp up the Solazyme Bunge JV production facility and to achieve positive cash flows at such facility will be more than we previously anticipated. Further delays would materially adversely affect our business.
If we fail to maintain and successfully manage our existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our products and achieve or sustain profitability.
Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently have joint venture, research and development, supply and/or distribution agreements with various strategic partners. We currently rely on our partners, in part, for manufacturing and sales or marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production and sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.
In the fuels and chemicals markets, we have entered into a joint venture arrangement with Bunge that is focused on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with Sephora S.A. and its affiliates (“Sephora”), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
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
We have entered into a joint venture with Bunge that is focused on the production of certain microalgae-based products in Brazil. In connection with the establishment of the Solazyme Bunge JV, we entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV. Since originally establishing the Solazyme Bunge JV we have expanded the products and fields in which the joint venture is operating.
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
In the nutrition market, our food ingredients and products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (“CPG”) companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected.
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

We, and certain of our officers and directors, are involved, and may be involved in the future, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this report describes the legal proceedings in which we are currently engaged.

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
We expect to encounter regulations of microorganisms designed using targeted recombinant technology in most if not all of the countries in which we may seek to establish manufacturing operations, and the scope and nature of these regulations will likely be different from country to country. For example, in the U.S., when used in an industrial process, our microalgae strains designed using targeted recombinant technology may be considered new chemicals under the TSCA, administered by the EPA. We will be required to comply with the EPA’s process. In Brazil, microorganisms designed using targeted recombinant technology are regulated by the National Biosafety Technical Commission, or CTNBio. In March 2013, we submitted an application for approval from CTNBio to use a specific microalgae strain designed using targeted recombinant technology in a contained environment in order to use these microalgae for research and development and commercial production purposes in any facilities we establish in Brazil. We obtained approval for this application from CTNBio in October 2013, and we have since received several approvals related to additional applications we had submitted. In February 2014, CTNBio granted a CQB (Certificate of Quality in Biosafety) to the Solazyme Bunge JV facility for activities including industrial production, import and export, disposal and storage of our key production organisms. If we cannot meet the applicable requirements in countries in which we intend to produce microalgae-based products, or if it takes longer than anticipated to obtain such approvals, our business could be adversely affected.
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
We anticipate that most of our oils, and in particular those used to produce fuels, will be marketed as alternatives to corresponding products based on petroleum and plant oils. When the price of any of these oils falls, as they have recently, we may be unable to produce algal oils or other products that are cost-effective alternatives to their petroleum or plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell our products, which could materially and adversely affect our operating results. For example, in part as a result of the recent drop in the prices of petroleum and certain plant oils, the ramp up of the Solazyme Bunge JV’s production facility in Brazil will be slower than, and the mix of products manufactured in that facility will be different from, what we previously anticipated as production will be focused primarily on higher margin products.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of September 30, 2015, approximately $61.6 million aggregate principal amount of the 2018 Notes was outstanding and approximately $149.5 million aggregate principal amount of the 2019 Notes was outstanding. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit. While we plan to enter into relationships with partners or collaborators for them to provide some portion or all of the capital needed to build production facilities, we may determine that it is more advantageous for us to provide some portion or all of the financing for new production facilities. Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors.
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
Although we believe that our current cash, cash equivalents, marketable securities and revenue from product sales will be sufficient to fund our current operations for at least the next 12 months, our liquidity assumptions may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business, and doubts may be raised regarding our ability to continue as a going concern.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness.
As of September 30, 2015, our total consolidated indebtedness was $211.1 million. Of our $211.1 million of indebtedness, none is currently secured. In the event the Solazyme Bunge JV draws funds under the BNDES loan in excess of the amount supported by bank guarantees, we may be required to provide a corporate guarantee with respect to such excess amount.
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

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: November 6, 2015