Form 10-Q
period 2016-03-31
SOLAZYME INC
filed 2016-05-06
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at May 2, 2016
Common Stock, $0.001 par value per share	84,591,172 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
SOLAZYME, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,820	$46,966
Marketable securities available-for-sale	40,020	51,009
Accounts receivable, net	3,564	3,552
Unbilled revenues	685	1,036
Inventories	12,481	12,018
Prepaid expenses and other current assets	4,104	4,363
Total current assets	124,674	118,944
Property, plant and equipment, net	25,554	26,344
Investment in Solazyme Bunge JV	37,385	35,910
Other assets	771	774
Total assets	$188,384	$181,972
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,822	$7,016
Accrued liabilities	12,129	14,155
Deferred revenue	5,662	4,159
Total current liabilities	24,613	25,330
Deferred revenue	—	500
Convertible debt	202,599	202,015
Other liabilities	791	602
Total liabilities	228,003	228,447
Commitments and contingencies (Note 15)
Convertible preferred stock, par value $0.001—5,000,000 shares authorized; 27,850 and zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	26,763	—
Stockholders’ deficit:
Common stock, par value $0.001—150,000,000 shares authorized; 82,307,159 and 81,734,078 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	82	82
Additional paid-in capital	589,195	585,679
Accumulated other comprehensive loss	(19,242)	(22,331)
Accumulated deficit	(636,417)	(609,905)
Total stockholders’ deficit	(66,382)	(46,475)
Total liabilities, convertible preferred stock and stockholders’ deficit	$188,384	$181,972
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenues	$7,272	$8,821
Research and development programs	3,587	3,784
Total revenues	10,859	12,605
Costs and operating expenses:
Cost of product revenues	3,217	4,670
Research and development	8,231	12,554
Sales, general and administrative	16,768	21,268
Restructuring charges	1,190	424
Total costs and operating expenses	29,406	38,916
Loss from operations	(18,547)	(26,311)
Other income (expense):
Interest and other income, net	314	263
Interest expense	(3,489)	(3,536)
Loss from equity method investment	(4,872)	(5,066)
Gain (loss) from change in fair value of derivative liabilities	82	(15)
Total other expense, net	(7,965)	(8,354)
Net loss	$(26,512)	$(34,665)
Net loss per share, basic and diluted	(0.32)	(0.44)
Weighted average number of common shares used in loss per share computation, basic and diluted	81,949,916	79,649,561
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended March 31,
	2016	2015
Net loss	$(26,512)	$(34,665)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	4	174
Foreign currency translation adjustment	3,085	(6,196)
Other comprehensive income (loss)	3,089	(6,022)
Total comprehensive loss	$(23,423)	$(40,687)
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(26,512)	$(34,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,179	1,468
Gain on sale of available-for-sale securities	(1)	—
Net amortization of premiums on marketable securities	69	356
Amortization of debt discount and loan fees	666	623
Warrant expense related to vesting of ADM Warrant	—	21
Provision for doubtful accounts	321	—
Non-cash restructuring charges	—	424
Stock-based compensation expense	2,736	4,070
Loss from equity method investment	4,872	5,066
Revaluation of derivative liabilities	(82)	15
Changes in operating assets and liabilities:
Accounts receivable	(1,415)	(2,474)
Unbilled revenues	351	1,649
Inventories	(462)	238
Prepaid expenses and other assets	282	(193)
Accounts payable	(413)	(2,406)
Accrued liabilities	(1,872)	(2,167)
Deferred revenue	1,003	(300)
Other current and long-term liabilities	189	1,506
Net cash used in operating activities	(19,089)	(26,769)
Investing activities:
Purchases of property, plant and equipment	(366)	(178)
Purchases of marketable securities	(1,283)	(8,887)
Maturities of marketable securities	9,311	37,411
Proceeds from sales of marketable securities	3,016	426
Capital contributions in unconsolidated joint venture	(2,361)	(6,631)
Restricted certificates of deposit	—	181
Net cash provided by investing activities	8,317	22,322
Financing activities:
Repayments under loan agreements	—	(6)
Proceeds from the issuance of senior subordinated convertible notes	—	87
Proceeds from the issuance of common stock	263	313
Proceeds from issuance of preferred stock, net of offering costs	27,293	—
Cash settlement of vested restricted stock units	—	(17)
Net cash provided by financing activities	27,556	377
Effect of exchange rate changes on cash and cash equivalents	70	(423)
Net increase in cash and cash equivalents	16,854	(4,493)
Cash and cash equivalents — beginning of period	46,966	42,689
Cash and cash equivalents — end of period	$63,820	$38,196
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$1,851	$1,849
Non-cash financing activity:
Non-cash issuance of common stock options for offering costs	$335	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

SOLAZYME, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY

Nature of Business—Solazyme, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company creates food, nutrition and specialty ingredients from algae. Moving forward, the Company will be known as TerraVia™. The Company is targeting changing its Nasdaq ticker listing to NASDAQ: TVIA and anticipates the legal name change to TerraVia Holdings, Inc. to occur in mid-May 2016.
The Company’s proprietary technology uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The Company has developed and is commercializing products for food and nutrition ingredients, animal nutrition ingredients and specialty skin and personal care applications and its products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants and animal fats. The Company's technology platform harnesses the oil, protein and polysaccharide-producing characteristics of microalgae and the Company is able to tailor the composition of its oils, powders and other bioproducts to address specific customer requirements. The Company uses standard fermentation equipment to convert sugars into the desired end product. By feeding plant-based sugars to the Company’s proprietary microalgae in enclosed fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.”
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
Liquidity—The Company has incurred substantial net losses since its inception; the Company incurred net losses of $26.5 million and $34.7 million during the three months ended March 31, 2016 and 2015, respectively. Accumulated deficit was $636.4 million as of March 31, 2016. Net cash used in operating activities was $19.1 million and $26.8 million during the three months ended March 31, 2016 and 2015, respectively. Cash and cash equivalents and marketable securities available for sale were $103.8 million as of March 31, 2016.

The Company is an emerging growth company with a limited operating history. The Company only recently began commercializing many of its products. To date, a substantial portion of revenues has consisted of funding from third party collaborative research agreements and government grants. The Company has generated limited revenues from commercial sales, principally derived from sales of skin and personal care products. A significant portion of future revenues are expected to come from commercial sales in the food and nutrition ingredients and specialty skin and personal care products.

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

The Company, along with its development and commercialization partners, needs to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. The Company’s failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon its planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to the Company’s operations. In March 2016, the Company issued 27,850 shares of Convertible Preferred Stock for cash proceeds of $27.3 million, net of associated cash costs (see Note 17). There can be no assurance that any additional financing will be available or on acceptable terms.

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for other interim periods or future years.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2016. The December 31, 2015 unaudited interim condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.
Significant Accounting Policies – There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Standards — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. The Company adopted ASU 2015-03 retrospectively in its fiscal quarter ended March 31, 2016. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $0.5 million from other long-term assets to a reduction in convertible debt on the condensed consolidated balance sheet as of December 31, 2015.
Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, in March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted, but not before December 15, 2016. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, Compensation, Stock Compensation (Topic 718), a new standard simplifying certain aspects of accounting for share-based payments. The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in equity. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015, as their effect was anti-dilutive:

	March 31,
	2016	2015
Options to purchase common stock	13,165,913	10,747,216
Restricted stock units	1,714,008	1,902,783
Warrants to purchase common stock	750,000	1,250,000
Shares of common stock to be issued upon conversion of Series A Preferred Stock	13,925,000	—
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,790,996	18,790,996
Total	48,345,917	32,690,995
The table above does not reflect early conversion payment features of the Notes (see Notes 8 and 14) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.

4. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(22,333)	$2	$(22,331)
Other comprehensive income (loss)	3,085	4	3,089
Balance at March 31, 2016	$(19,248)	$6	$(19,242)

5. SEGMENT INFORMATION
The Company has two operating segments for financial statement reporting purposes: Algenist® and Ingredients & Other. The Company’s chief operating decision maker reviews and monitors gross margin by segment, however, the Company does not allocate its operating expenses between its different segments and its collaborative research and development programs, and therefore, the chief operating decision maker does not evaluate financial performance beyond product gross margin. The Company does not allocate its assets to its reportable segments.
The following table shows gross margin for the Company's reportable segments for the three months ended March 31, 2016 and 2015, reconciled to the Company’s total product revenue and cost of product revenue as shown in its condensed consolidated statements of operations (in thousands):

Three months ended March 31, 2016	Algenist®	Ingredients & Other	Total
Product revenues	$5,971	$1,301	$7,272
Cost of product revenues	1,923	1,294	3,217
Segment gross profit	$4,048	$7	$4,055

Three months ended March 31, 2015
Product revenues	$6,211	$2,610	$8,821
Cost of product revenues	2,320	2,350	4,670
Segment gross profit	$3,891	$260	$4,151
A reconciliation of total segment gross profit to operating loss is as follows:

	Three Months Ended March 31,
	2016	2015
Gross profit	$4,055	$4,151
Research and development programs revenue	3,587	3,784
Research and development expense	(8,231)	(12,554)
Sales, general and administrative expense	(16,768)	(21,268)
Restructuring charges	(1,190)	(424)
Loss from operations	$(18,547)	$(26,311)
6. RESTRUCTURING CHARGES

In October 2015, the Company made a strategic decision to terminate its manufacturing agreements at the ADM Clinton and American Natural Processors ("ANP") Galva facilities to better align the Company's immediate production assets with its operating strategy while minimizing production costs. In connection with this exit activity, the Company made a cash payment of $1.4 million in the three months ended March 31, 2016 and will pay a further $1.7 million in cash and stock in 2016. As part of the Company's continuing strategy to focus its operations on targeted, higher-value product categories, the Company streamlined operations by reducing workforce by approximately 20% in January 2016, and incurred employee termination costs of $1.3 million.

Restructuring activities for the three months ended March 31, 2016 were as follows (in thousands):

	Liability as of December 31, 2015	2016 Expense	Deductions/Payments	Liability as of March 31, 2016
Facility closure costs	$—	$23	$(23)	$—
Other exit costs	3,400	(115)	(1,582)	1,703
Employee termination costs	—	1,282	(756)	526
Total	$3,400	$1,190	$(2,361)	$2,229

7. MARKETABLE SECURITIES
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$19,319	$7	$(25)	$19,301
Asset-backed securities	8,994	—	(17)	8,977
Government and agency securities	5,686	44	—	5,730
Mortgage-backed securities	3,848	11	(19)	3,840
Municipal bonds	2,167	5	—	2,172
Total	$40,014	$67	$(61)	$40,020

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$25,608	$122	$(73)	$25,657
Asset-backed securities	12,424	—	(31)	12,393
Mortgage-backed securities	4,800	2	(23)	4,779
Government and agency securities	5,705	16	(9)	5,712
Municipal bonds	2,470	—	(2)	2,468
Total	$51,007	$140	$(138)	$51,009
The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$20,177	$20,216	$17,783	$17,870
Due in 1-2 years	8,471	8,457	15,900	15,858
Due in 2-3 years	6,077	6,073	7,959	7,934
Due in 3-4 years	1,066	1,063	2,399	2,408
Due in 4-9 years	1,679	1,679	2,844	2,843
Due in 9-20 years	743	748	1,397	1,394
Due in 20-35 years	1,801	1,784	2,725	2,702
	$40,014	$40,020	$51,007	$51,009
Marketable securities classified as available-for-sale are carried at fair value as of March 31, 2016 and December 31, 2015. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $24.0 million as of March 31, 2016. Gross unrealized losses on available-for-sale securities were $61,000 as of March 31, 2016, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The Company had zero available-for-sale securities which had been in a continuous loss position for more than 12 months as of March 31, 2016. In addition, the Company intends to hold these securities. Hence it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$15	$6,608	$—	$6,623
Marketable securities	3,731	36,289	—	40,020
Total	$3,746	$42,897	$—	$46,643
Financial Liabilities
Derivative liabilities	$—	$—	$—	$—

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$3	$18,900	$—	$18,903
Marketable securities	3,722	47,287	—	51,009
Total	$3,725	$66,187	$—	$69,912
Financial Liabilities
Derivative liabilities	$—	$—	$82	$82
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three months ended March 31, 2016 and 2015, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Derivative Liabilities – The 2018 Notes and the 2019 Notes contain early conversion payment features pursuant to which a holder may convert its Notes into shares of the Company's common stock. With respect to any conversion of 2018 Notes prior to November 1, 2016 or any conversion of 2019 Notes prior to January 1, 2018, in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of Notes surrendered for conversion that may be settled, at the Company’s election, in cash or in shares of the Company’s common stock. These early conversion payment features have been identified as embedded derivatives and are separated from the host contracts, the Notes, and recorded at fair value each reporting period.

The Company used a Monte Carlo simulation model to estimate the fair values of the embedded derivatives related to the early conversion payment features of the Notes using a "with-and-without method".
The following tables set forth the Level 3 inputs to the Monte Carlo simulation models that were used to determine the fair values of the embedded derivatives for the Notes:

Constant Inputs	2018 Notes	2019 Notes
Conversion rate	121.1240	75.7576
Conversion price	$8.26	$13.20
Maturity date of the Notes	February 1, 2018	October 1, 2019
Maturity date of early payment feature	November 1, 2016	January 1, 2018

Variable Inputs	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
	2018 Notes	2019 Notes	2018 Notes	2019 Notes
Stock price	$2.03	$2.03	$2.48	$2.48
Estimated credit spread	5,640 basis points	4,785 basis points	4,685 basis points	3,978 basis points
Estimated stock volatility	45%	45%	55%	55%
The following table sets forth the estimated fair values of the embedded derivatives (in thousands):

	March 31, 2016	December 31, 2015
2018 Notes	$—	$26
2019 Notes	$—	$56
The total net decrease in the estimated fair value of the embedded derivative for the Notes between December 31, 2015 and March 31, 2016 represents an unrealized gain that has been recorded as a gain from change in fair value of derivative liabilities in the condensed consolidated statements of operations for the three months ended March 31, 2016.
The following table presents the change in fair values of the Company’s Level 3 financial instruments that were measured on a recurring basis using significant unobservable inputs as of March 31, 2016 (in thousands):

Fair value at December 31, 2015	$82
Change in fair value of derivative liabilities of the Notes recorded as a gain	(82)
Fair value at March 31, 2016	$—
As of March 31, 2016 and December 31, 2015, the carrying values of the Company’s accounts receivables and secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $103.1 million and $105.9 million at March 31, 2016 and December 31, 2015, respectively. These estimates are based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg using a midmarket pricing convention (the midpoint price between bid and ask prices).

9. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,901	$1,837
Work in process	6,695	6,621
Finished goods	3,885	3,560
Total inventories	$12,481	$12,018

10. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Plant equipment	$24,897	$24,824
Building and improvements	5,811	5,810
Lab equipment	7,446	7,495
Leasehold improvements	1,873	1,876
Computer equipment and software	4,275	4,159
Furniture and fixtures	634	669
Land	430	430
Automobiles	194	194
Construction in progress	387	342
Total	45,947	45,799
Less: accumulated depreciation and amortization	(20,393)	(19,455)
Property, plant and equipment—net	$25,554	$26,344
Depreciation and amortization expense was $1.2 million and $1.5 million for the three months ended March 31, 2016, and 2015, respectively.

11. INVESTMENT IN SOLAZYME BUNGE JOINT VENTURE
Background and Operations
In April 2012, the Company and Bunge formed the Solazyme Bunge JV to build, own and operate the Solazyme Bunge JV Plant, a commercial-scale renewable algae oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil, leveraging the Company's technology. The Solazyme Bunge JV is 50.1% owned by the Company and 49.9%% owned by Bunge and is governed by a six member board of directors, three from each investor.
The Solazyme Bunge JV's operational focus from inception to date was primarily on supporting the construction, ramp up and optimization of the commercial-scale production facility. While the Solazyme Bunge JV has incurred significant losses to date, the Company believes that the overall long-term expectation of profitability will drive positive cash flows sufficient for the Company to recover its investment in the Solazyme Bunge JV.

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
The Company contributed $2.4 million and $6.6 million in the three months ended March 31, 2016 and 2015, respectively. The Company also contributed $1.1 million and $2.9 million in the three months ended March 31, 2016 and 2015, respectively, to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV.
Equity Accounting
The Company accounts for its interest in the Solazyme Bunge JV under the equity method of accounting. The Company's equity investment in the Solazyme Bunge JV was $37.4 million and $35.9 million as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company recognized $4.9 million and $5.1 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. The optimization and ramping up of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its current economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction, optimization and ramping up of the Solazyme Bunge JV. Therefore, as of March 31, 2016, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary, and as such has not consolidated the financial results of the Solazyme Bunge JV. Consolidation may be required in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in the Solazyme Bunge JV as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(1)
Solazyme Bunge JV	$12	$563	$37,385	$—	$48,181

	As of December 31, 2015
	Assets			Liabilities
VIE	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(2)
Solazyme Bunge JV	$12	$839	$35,910	$—	$45,692

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of $9.8 million and non-cancelable purchase obligations of $0.4 million (based on the exchange rate at March 31, 2016).

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
Summarized Financial Information
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 respectively, was as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Current assets	$5,633	$5,654
Property, plant and equipment, net	111,016	100,755
Recoverable taxes(1)	17,678	16,144
Total assets	$134,327	$122,553

Current liabilities	$26,872	$23,009
Noncurrent liabilities	44,602	43,054
JV’s partners’ capital, net	62,853	56,490
Total liabilities and partners’ capital, net	$134,327	$122,553

(1)Recoverable taxes are comprised of value-added taxes paid upon the acquisition of property, plant and equipment items and other goods and services, and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by Solazyme Bunge JV in Brazil. The realization of these recoverable tax payments could take in excess of five years.

	Three Months Ended March 31,
	2016	2015
Net sales	$1,059	$257
Net losses	$(9,354)	$(9,768)
During the year ended December 31, 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank ("BNDES" or "BNDES Loan") under which it could borrow up to $68.3 million (based on the exchange rate as of March 31, 2016). Outstanding borrowings were $56.1 million and $53.4 million as of March 31, 2016 and December 31, 2015, respectively. The Company has provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s production facility. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of March 31, 2016, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three months ended March 31, 2016 and 2015.
Impairment Assessment
The Company assessed the recoverability of its equity investment in Solazyme Bunge JV as of December 31, 2015 using a discounted cash flow analysis. Based upon such analysis, the Company expects to recover the carrying amount of its equity investment and concluded that its equity investment was not impaired.
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

•	Average selling prices based on current contracted prices and at or above market prices for comparable products

•	Additional capital investment to increase plant capacity for new products and process improvements of approximately $50 million in total

•	Increased fermentation and recovery efficiencies over the next 5 years based on strain and process improvements

•	Reduction to production costs based on ramp up of production volume to an aggregate maximum plant capacity in line with sales volume

•	Discount rate of approximately 14%
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
In October 2015, the Company and Solazyme Bunge JV entered into an amended and restated development agreement (“JDA”), and project plans thereunder, incorporating development work from a previous JDA with Bunge associated with the development of a unique food ingredient, as well as new development work on nutrition products intended to benefit the Solazyme Bunge JV. This JDA provides that the Solazyme Bunge JV will provide research funding to the Company covering periods through December 2018, payable quarterly in advance throughout the research term.

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and related liabilities	$4,321	$6,270
Accrued interest	4,401	3,495
Accrued restructuring costs	2,229	3,400
Other accrued liabilities	1,178	990
Total accrued liabilities	$12,129	$14,155

13. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, DISTRIBUTION AGREEMENTS, AND LICENSES

Unilever—The Company has entered into multiple joint research and development agreements with Unilever , which expanded its research and development efforts. In September 2013, the Company and Unilever entered into a commercial supply agreement for at least 10,000 MT of the Company’s algae oil. In May 2014, Unilever announced the initial introduction of the Company's sustainable algae oil into one of its biggest soap brands, Lux. In March 2016, the Company entered into a multi-year global supply agreement with Unilever, which includes a broad portfolio of our algae oils for Unilever to purchase. Production of these oils will take place at the Solazyme Bunge Renewable Oils facility in Brazil and pricing terms are based upon variable production cost plus a defined contribution margin. The agreement contains certain minimum and maximum sales volumes and is subject to other terms and conditions. No significant transactions had occurred under this agreement in the three months ended March 31, 2016. Shipments under this agreement are contemplated to commence in the three months ending June 30, 2016.
14. DEBT
A summary of the Company’s debt as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
Convertible debt:
2018 Notes	$61,632	$61,632
2019 Notes	149,500	149,500
Total debt	211,132	211,132
Add:
Fair value of embedded derivative	—	82
Less:
Unamortized debt discount	(8,129)	(8,749)
Debt issuance costs	(404)	(450)
Long-term portion of debt	$202,599	$202,015

Total interest costs incurred related to the Company’s total debt was $2.8 million for both the three months ended March 31, 2016 and 2015. The Company was in compliance with all debt covenants as of March 31, 2016 and December 31, 2015.
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
HSBC Facility—The Company has a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provides for a $35.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes. A portion of the HSBC facility also supports the bank guarantee issued to BNDES in May 2013 (see Note 8). Therefore, approximately $25.2 million of the HSBC facility remained available as of March 31, 2016. The HSBC Facility expires on May 31, 2016, and the Company expects to replace the HSBC Facility to support the BNDES bank guarantee on substantially similar terms.
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
SVB Standby Letter of Credit—On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (“SVB SLOC”) in favor of Itaú Unibanco S.A. (“Itaú”) to support a bank guarantee issued by Itaú on behalf of the Company to BNDES in connection with the loan agreement entered into in 2013 between BNDES and Solazyme Bunge Produtos Renováveis Ltda., the Company’s joint venture with Bunge Global Innovation, LLC and certain of its affiliates. Upon the issuance of the SVB SLOC, approximately $12.6 million was pledged by the Company as collateral (the “Collateral”) to secure the issued SVB SLOC and is subject to a Standby Letter of Credit Agreement (the “SLOC Agreement”) and a Bank Services Pledge Agreement (the “Pledge Agreement”) between Silicon Valley Bank and the Company. Pursuant to the Pledge Agreement, the Company may not pledge, assign, transfer or dispose of the Collateral, or create or permit to exist any security interest or other encumbrance of the Collateral other than in favor of Silicon Valley Bank. In addition, the SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the “Scotia Bank Confirmation”) in favor of Itaú on behalf of Silicon Valley Bank. The Company will pay fees of 1.5% and 0.7% of the Collateral per annum related to the SVB SLOC and the Scotia Bank Confirmation, respectively. Solazyme Brasil Oleos Renovaveis E Bioprdutos Ltda., a wholly owned subsidiary of the Company, will pay a fee of 1.99% of the Collateral per annum to Itaú for the issuance of the bank guarantee to BNDES. The Company is subject to customary events of default under each of the Pledge Agreement and the SLOC Agreement.
The letter of credit issued by Silicon Valley Bank is intended to replace a letter of credit issued by HSBC Bank, USA, National Association (the “HSBC LOC”) in 2013. The Company expects the HSBC LOC to be terminated in the three months ending June 30, 2016. The Company expects to enter a loan and security agreement with Silicon Valley Bank in the second quarter of 2016 to replace the Pledge Agreement.
Debt Conversion—In April 2016, the Company exchanged 2018 and 2019 notes totaling approximately $5.6 million by issuing 1,645,753 shares of Common Stock. The Company expects to record a non-cash non-operating charge of approximately $1.6 million related to the exchange agreement in the three months ending June 30, 2016, representing the fair value of the securities transferred in excess of the securities issuable upon the original conversion terms of the 2018 and 2019 notes.

15. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss.
Securities Class Action Litigation
In June 2015, a securities class action complaint entitled Norfolk County Retirement System v. Solazyme, Inc. et al. was filed against the Company, its CEO, Jonathan Wolfson, its CFO/COO, Tyler Painter, certain of its current and former directors, and the underwriters of its March 2014 equity and debt offerings, Goldman, Sachs & Co., Inc. and Morgan Stanley & Co. LLC, in the U.S. District Court for the Northern District of California.  The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1934, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's securities (i) between February 27, 2014 and November 5, 2014 and (ii) pursuant and/or traceable to the Company's public equity and debt offerings in March 2014. The complaint alleges that investors were misled by statements made during that period about the construction progress, development, and production capacity associated with the production facility located in Brazil owned by the Company’s joint venture, Solazyme Bunge Produtos Renovaveis Ltda.  In October 2015, the lead plaintiff was selected in the action and an amended complaint was filed in December 2015. The Company filed a Motion to Dismiss the action in February 2016 that it expects to be heard in May 2016. The Company believes the complaint lacks merit, and intends to defend itself vigorously.

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

16. STOCK-BASED COMPENSATION
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$2,034	$2,248
RSUs/RSAs	1,005	1,777
ESPP	(303)	45
Stock-based compensation expense	$2,736	$4,070
Research and development	$544	$1,112
Sales, general and administrative	2,192	2,958
Stock-based compensation expense	$2,736	$4,070

17. CONVERTIBLE PREFERRED STOCK
In March 2016, the Company issued 27,850 shares of Convertible Preferred Stock for cash proceeds of $27.3 million, net of issuance costs of $0.8 million ($0.2 million of which was unpaid at March 31, 2016). Starting in July 2016, shares of the Series A Preferred Stock are convertible at the option of the holders into shares of Common Stock, at an initial conversion price of $2.00 per share, subject to customary adjustments in the event of stock splits and certain other changes to the Company’s capitalization. The Company has classified the convertible preferred stock as temporary equity in the condensed consolidated balance sheet due to the existence of certain change in control provisions that are not solely within the Company’s control.
The convertible preferred stock contains the following terms and conditions:

•
Dividends. The holders are entitled to participate equally and ratably with the Common Stock in all dividends and distributions on an as-converted basis, subject to certain customary exceptions. The Preferred Stock will also rank senior to the Common Stock.

•
Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain change of control transactions, each holder will be entitled to receive a liquidation preference before any distribution or payment is made to holders of the Common Stock or any other security that ranks junior to the Preferred Stock.

•
Voting Rights. Holders will be entitled to vote together as a single class with the holders of the Common Stock on all matters submitted for a vote by holders of the Common Stock, with each such holder of Preferred Stock being entitled to cast a number of votes equal to the number of whole shares of Common Stock issuable upon conversion of such Preferred Stock.

•
Board Representation. For so long the outstanding shares of Preferred Stock represent at least 5.0% of the Company’s outstanding voting power on an as-converted basis, the holders will have the right to designate a nominee for election to the Company’s Board of Directors, subject to certain exceptions.

•
Protective Provisions. For so long as at least 1,392 shares of Preferred Stock remain outstanding, the Company may not, without the approval of the holders of at least two-thirds of the then outstanding shares of Preferred Stock: (i) amend any provision of the Certificate of Designations or the Company’s Amended and Restated Certificate of Incorporation or bylaws so as to adversely affect the rights, preferences or privileges of the Preferred Stock; or (ii) declare or pay any divided on the Common Stock, subject to certain customary exceptions. In addition, for so long as at least 11,140 shares of Preferred Stock remain outstanding, the Company may not, without the approval of the holders of at least two-thirds of the then outstanding shares of Preferred Stock, create, authorize or issue any equity securities senior to the Preferred Stock.

•
Mandatory Conversion. The Company can require the conversion of the outstanding shares of Preferred Stock if either the trading price of the Common Stock is greater than three times the conversion price before the third anniversary of the Initial Closing or is greater than four times the conversion price thereafter, subject to certain customary conditions.

•
Transfer Restrictions. No holder of any shares of Preferred Stock may transfer such shares except to an affiliate of such holder or the Company. If the transfer is to an affiliate, such affiliate must become a party to the Registration Rights Agreements. In addition, if such affiliate would beneficially own five percent or more of the Company’s aggregate voting power after giving effect to the transfer, they must enter into a customary standstill agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion and analysis should be read together with our unaudited interim condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial and operating performance, future selling prices and margins for our products, attributes and performance of our products, manufacturing capacity, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).
Overview
We are a food, nutrition and specialty ingredients company that harnesses the power of algae, the origin of all plants. Our innovative platform uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The inherent flexibility of our technology platform and the broad usage of these materials across multiple industries, allow us to approach a wide range of customers across myriad end markets. Moving forward, Solazyme will be known as TerraVia™.
The unique composition of our oils, powders and other algae-derived products address specific customer requirements. We are commercializing high-value oils and powder products to companies that primarily use them as ingredients. We have developed and are commercializing products for specialty food ingredients, animal nutrition ingredients, consumer food products and specialty skin and personal care ingredients. Over our history, we have invested in and developed products, technology and market opportunities in the industrials area, which includes fuels, industrial oils, and the oilfield/Encapso™ business. In line with our strategy to focus our commercial efforts on food and specialty personal care ingredients, we expect to pursue strategic alternatives for the industrial business and our objective will be to identify partners who have the operational capabilities needed to realize the potential of those businesses.
Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. These food oils have the potential to improve upon conventionally utilized specialty fats and oils and our high oleic algae oil has received an FDA generally recognized as safe (GRAS) "No Questions" letter. Currently, these oils are commercially available in our AlgaWise™ branded food oil platform and in our consumer culinary oil Thrive® brand. In addition, we have developed novel methods of preparing powdered forms of triglyceride oils and vegan proteins, and our powdered ingredients are composed of unmodified whole algae cells. AlgaVia® Lipid Powder (commonly known as whole algae flour) and AlgaVia® Protein (commonly known as whole algae protein) are whole algae ingredients that can improve the nutritional profile of foods and beverages. AlgaVia®Lipid Powder is a new fat source that allows for the reduction or replacement of dairy fats, oils, and eggs. AlgaVia® Protein is a new vegan source of protein that is free of known allergens and gluten. Both AlgaVia® Lipid Powder and Protein can be used across a range of applications such as beverages (ready-to-drink and powdered), bakery, snacks, bars, dressings, sauces and frozen desserts and have received FDA GRAS “No Questions” letters.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2015 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, stock-based compensation and income taxes. There have been no material changes to the Company’s critical accounting policies described in the Company’s 2015 Annual Report on Form 10-K.
Results of Operations
Comparison of Three Months Ended March 31, 2016 and 2015
Revenues

	Three Months Ended March 31,
	2016	2015	$ Change
	(In thousands)
Revenues:
Product revenues	$7,272	$8,821	$(1,549)
Research and development programs	3,587	3,784	(197)
Total revenues	$10,859	$12,605	$(1,746)
We have two reportable segments for financial statement reporting purposes: 1) Algenist®, and 2) Ingredients and Other. The Ingredients and Other segment includes sales of our food, nutrition and specialty ingredients; and also includes sales of our Industrial oils, Encapso™ product, and fuel blend sales related to our fuels marketing and commercial development programs. Our discussions below surrounding changes in product revenue and gross margin are based on these two reportable segments.
Product Revenues and Cost of Product Revenues
Products revenues and cost of product revenues by segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands)
Algenist®
Product revenues	$5,971	$6,211	$(240)
Cost of product revenues	1,923	2,320	(397)
Gross profit	$4,048	$3,891	$157
Gross margin	68%	63%	5%

Ingredients and Other
Product revenues	$1,301	$2,610	$(1,309)
Cost of product revenues	1,294	2,350	(1,056)
Gross profit (loss)	$7	$260	$(253)
Gross margin	1%	10%	(9)%

Algenist®
Algenist® product revenues decreased $0.2 million in the three months ended March 31, 2016 compared to the same period last year primarily as a result of lower units sold to customers in the QVC network and EMEA partially offset by increased sales to customers in the U.S. and new customers in Canada and Germany. Algenist® gross margin increased to 68% in the three months ended March 31, 2016 from 63% in the three months ended March 31, 2015 primarily as a result of inventory adjustments recorded in the three months ended March 31, 2015.

Ingredients and Other
Ingredients and Other product revenues decreased $1.3 million in the three months ended March 31, 2016 compared to the same period last year due to decreased product sales related to our fuels marketing and commercial development program, Encapso™ and industrial oil products, consistent with our strategy to focus on high value product sales.

During scale-up of the manufacturing process at the ADM Clinton and ANP Galva Facilities in 2015, certain production costs were charged to research and development and selling, general and administrative expenses. Gross margins for our Ingredients and Other products would have been lower in 2015 if such production costs had not been charged to operating expenses.
The gross margin for Ingredients and Other product sales gross margin was 1% in the three months ended March 31, 2016 compared to a 10% gross margin in the same period last year, primarily due to changes in product mix.

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

Research and Development Programs Revenue

We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from research and development were relatively constant in the three months ended March 31, 2016 compared to the same period last year.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$8,231	$12,554	$(4,323)
Sales, general and administrative	16,768	21,268	(4,500)
Restructuring charges	1,190	424	766
Total operating expenses	$26,189	$34,246	$(8,057)
Research and Development Expenses
Research and development expenses decreased $4.3 million in the three months ended March 31, 2016 compared to the same period last year, due primarily to decreases in personnel-related costs of $1.9 million, product development and process development costs of $1.4 million, third party contract manufacturing and facilities costs of $0.5 million and application development and regulatory testing costs of $0.3 million. Personnel-related costs include non-cash stock-based compensation expense of $0.5 million in the three months ended March 31, 2016 compared to $1.1 million in the same period last year.
We expect overall research and development costs to decrease in 2016, compared to 2015, in particular personnel-related costs, as a result of the reduction in workforce and other cost-cutting measures we implemented starting in December 2014 and January 2016. We plan to continue to make investments in research and development for the foreseeable future, but at a lower rate, as we continue to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) customize oil outputs to meet specific market needs; and (3) engage in product and process development projects aimed at reducing the cost of oil production.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $4.5 million in the three months ended March 31, 2016 compared to the same period last year primarily due to decreased fixed third-party facilities costs associated with the Clinton/Galva facilities of $3.6 million and decreased personnel-related costs of $1.6 million, partially offset by increased consulting, and outside service costs of $0.9 million. Personnel-related costs include non-cash stock-based compensation expense of $2.2 million in the three months ended March 31, 2016 compared to $3.0 million in the same period last year.
We plan to continue to invest in commercialization of our high value products within the food, nutrition and specialty ingredients markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014 and January 2016.
Restructuring Charges
In January 2016, we took additional steps to decrease operating expenses (2016 Restructuring Plan), and incurred restructuring charges of $1.2 million in the three months ended March 31, 2016 compared to $0.4 million in the same period last year , both primarily related to certain one-time employee termination costs.
Loss from Equity Method Investment
Loss from equity method investments decreased to $4.9 million in the three months ended March 31, 2016 compared to $5.1 million in the same period last year. We expect the loss from our equity method investment to decrease as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and once commercial-scale production is achieved.
Liquidity and Capital Resources
Total cash and cash equivalents and marketable securities available-for-sale were:

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$63,820	$46,966
Marketable securities, available for sale	40,020	51,009
Total cash and cash equivalents and marketable securities	$103,840	$97,975
Cash, cash equivalents and marketable securities increased by $5.9 million in the three months ended March 31, 2016, primarily due to net proceeds from issuance of convertible preferred stock of approximately $27.3 million, partially offset by cash used in operating activities of $19.1 million and $2.4 million of capital contributed to the Solazyme Bunge JV.
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(19,089)	$(26,769)
Net cash provided by investing activities	8,317	22,322
Net cash provided by financing activities	27,556	377
Liquidity
We are an emerging growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated limited revenues from commercial sales, principally derived from sales of skin and personal care products. A significant portion of future revenues are expected to come from commercial sales in the food and nutrition ingredients and specialty skin and personal care product markets.

Net losses may continue as we ramp up manufacturing capacity and build out our product pipeline. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility and the ramp up and operation of the Solazyme Bunge JV Plant in Brazil.

We, along with our development and commercialization partners, need to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. Our failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require us to modify, delay or abandon our planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. We may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to the our operations. In March 2016, we issued 27,850 shares of convertible preferred stock as described below. There can be no assurance that any financing will be available or on acceptable terms.

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
Cash Flows from Operating Activities
Cash used in operating activities was $19.1 million in the three months ended March 31, 2016, primarily due to a loss of $26.5 million offset by non-cash charges. Non-cash charges included loss from equity method investments, stock-based compensation, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization.

Cash used in operating activities was $26.8 million in the three months ended March 31, 2015 primarily due to a loss of $34.7 million, aggregate non-cash charges of $12.0 million and a net change of $4.1 million in our net operating assets and liabilities.
Cash Flows from Investing Activities
Cash provided by investing activities was $8.3 million for the three months ended March 31, 2016, primarily due to $11.0 million net proceeds from marketable securities, partially offset by $2.4 million of capital contributed to the Solazyme Bunge JV.

In the three months ended March 31, 2015, cash provided by investing activities was $22.3 million, primarily due to $29.0 million of net marketable securities maturities, partially offset by $6.6 million of capital contributed to the Solazyme Bunge JV.
Cash Flows from Financing Activities
Cash provided by financing activities was $27.6 million in the three months ended March 31, 2016, primarily due to proceeds received from the convertible preferred stock issuance in March 2016.
In the three months ended March 31, 2015, cash provided by financing activities was $0.4 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
HSBC Facility
The Company has a credit facility with HSBC (the HSBC facility), which provides for a $35.0 million revolving facility for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes. Approximately $25.2 million of the HSBC facility remained available as of March 31, 2016, and we were in compliance with the financial covenants of the HSBC facility. The HSBC facility is unsecured unless (i) we take action that could cause or permit obligations under the HSBC facility not to constitute senior debt (as defined in the indenture), (ii) we breach financial covenants that require us and our subsidiaries to maintain cash and unrestricted cash equivalents at all times of not less than $35.0 million plus 110% of the aggregate dollar equivalent amount of outstanding advances and letters of credit under the HSBC facility, or (iii) there is a payment default under the HSBC facility or bankruptcy or insolvency events relating to us. A portion of the HSBC facility supports the bank guarantee issued to BNDES in May 2013. The HSBC Facility expires on May 31, 2016, and the Company expects to replace the HSBC Facility to support the BNDES bank guarantee on substantially similar terms.

BNDES Loan
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge and which operates an oil production facility in Brazil. Through March 31, 2016 we contributed $101.4 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it could borrow up to R$245.7 million (approximately USD $68.3 million based on the exchange rate as of March 31, 2016). As of March 31, 2016, approximately $56.1 million was outstanding under the BNDES loan based on the exchange rate as of March 31, 2016. In addition to the bank guarantee described above, we may be required to provide a corporate guarantee for a portion of the loan (in an amount that when added to the amount supported by our bank guarantee does not to exceed our ownership percentage in the Solazyme Bunge JV). We expect to evaluate the optimal amount of Solazyme Bunge JV-related capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
SVB Letter of Credit
On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (“SVB SLOC”) in favor of Itaú Unibanco S.A. (“Itaú”) to support a bank guarantee issued by Itaú on behalf of us to BNDES in connection with the loan agreement entered into in 2013 between BNDES and Solazyme Bunge Produtos Renováveis Ltda., the Company’s joint venture with Bunge Global Innovation, LLC and certain of its affiliates. Upon the issuance of the SVB SLOC, we pledged approximately $12.6 million as collateral (the “Collateral”) to secure the issued SVB SLOC and is subject to a Standby Letter of Credit Agreement (the “SLOC Agreement”) and a Bank Services Pledge Agreement (the “Pledge Agreement”) between Silicon Valley Bank and us. Pursuant to the Pledge Agreement, we may not pledge, assign, transfer or dispose of the Collateral, or create or permit to exist any security interest or other encumbrance of the Collateral other than in favor of Silicon Valley Bank. In addition, the SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the “Scotia Bank Confirmation”) in favor of Itaú on behalf of Silicon Valley Bank. We will pay fees of 1.5% and 0.7% of the Collateral per annum related to the SVB SLOC and the Scotia Bank Confirmation, respectively. Solazyme Brasil Oleos Renovaveis E Bioprdutos Ltda., our wholly owned subsidiary, will pay a fee of 1.99% of the Collateral per annum to Itaú for the issuance of the bank guarantee to BNDES. We are subject to customary events of default under each of the Pledge Agreement and the SLOC Agreement.
The letter of credit issued by Silicon Valley Bank is intended to replace a letter of credit issued by HSBC Bank, USA, National Association (the “HSBC LOC”) in 2013. We expect the HSBC LOC to be terminated in the three months ending June 30, 2016. We expect to enter a loan and security agreement with Silicon Valley Bank in the second quarter of 2016 to replace the Pledge Agreement.
Contractual Obligations and Commitments
There have been no significant changes to the Company’s contractual obligations and commitments since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Note 11 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2016. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of March 31, 2016, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of March 31, 2016. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of March 31, 2016 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
Foreign Currency Risk
Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. We sell our Algenist® products in Europe and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and/or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and the Solazyme Bunge JV (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. The assets and liabilities of the Solazyme Bunge JV are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in the Solazyme Bunge JV and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on the Solazyme Bunge JV's financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. A hypothetical 10% adverse change in foreign currency exchange rate would have had a $0.3 million impact on our net loss for the three months ended March 31, 2016. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.
Commodity Price Risk

Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock, and fuel in connection with our blended fuels marketing and commercial development programs. A hypothetical 10% change in the cost of plant sugar feedstock would have had approximately a $0.1 million impact on our share of loss from equity method investment in the Solazyme Bunge JV for the three months ended March 31, 2016. We have not historically hedged the price volatility of plant sugar feedstock. Also, fluctuations in the prices of petroleum or certain plant oils may also impact our business to the extent our products compete with petroleum or plant-oil-derived products. In the future, we may manage our exposure to these risks by hedging the price volatility of such products, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock. See also “Risk Factors-Risks Related to Our Business and Industry," - A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.”

Item 4.	Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are an emerging growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, which have been principally derived from sales of our skin and personal care products. We expect a significant portion of our future revenues to come from commercial sales in food, nutrition, skin care and specialty personal care ingredients.
We have incurred substantial net losses since our inception, including a net loss of $26.5 million during the three months ended March 31, 2016. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of March 31, 2016, we had an accumulated deficit of $636.4 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost-effective basis and in a timely manner;

•	our ability to secure consistent and reliable supplies of power and steam for production facilities;

•	technical or operational challenges with our manufacturing processes or with development of new products that we are not able to overcome;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to sell our products at an acceptable price;

•	our ability to manage our growth;

•	our ability to meet applicable regulatory requirements for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.
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
Since the third quarter of 2013, downstream processing of products manufactured at the Clinton Facility had been performed at a finishing facility in Galva, Iowa (“Galva Facility”), which is operated by our long-term partner, a wholly owned subsidiary of American Natural Processors, Inc. (“ANP”) (“Clinton/Galva Facilities”). We and the wholly owned subsidiary of ANP entered a Termination Agreement on December 11, 2015 terminating the contract for services at the Galva Facility as of December 31, 2015. Despite the termination we expect to continue to use the Galva Facility or another ANP-affiliated facility for some downstream processing.
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

In addition, we have manufacturing agreements relating to other aspects of our production process. Our current and anticipated future dependence upon our partners and contract manufacturers for the production and processing of our products may adversely affect our ability to develop products on a timely and competitive basis. The failure of any of our counterparties, including the Solazyme Bunge JV, to provide acceptable products could delay the development and commercialization of our products. We or our partners will need to enter into additional agreements for the commercial development, manufacturing and sale of our products. There can be no assurance that we or our partners can do so on favorable terms, if at all. Even if we reach agreements with manufacturing partners to produce and process our products, initially the partners will be unfamiliar with our technology and production processes. We cannot be sure that the partners will have or develop the operational expertise needed to run the equipment and processes required to manufacture our products. Further, we may have limited control over the amount or timing of resources that any partner is able or willing to devote to production and processing of our products.
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
In order to meet our financial requirements for manufacturing facilities, we may have to raise additional funds and may be unable to do so in a timely manner, in sufficient amounts and on terms that are favorable to us, if at all. If we fail to raise sufficient funds, our ability to ramp up the Solazyme Bunge JV production facility or construct additional manufacturing facilities could be significantly limited. If this happens, we may be forced to delay the commercialization of our products and we will not be able to successfully execute our business plan, which would harm our business.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. We have used a portion of our $35.0 million revolving and term loan credit facility (the “HSBC facility”) with HSBC Bank, USA, National Association (“HSBC”) to support a bank guarantee of the BNDES loan. The HSBC facility expires on May 31, 2016.

On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to BNDES in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. Upon the issuance of the SVB SLOC, we pledged approximately $12.6 million as collateral to secure the issued SVB SLOC. We intend to enter a loan and security agreement in the second quarter of 2016 to replace the pledge agreement and the HSBC facility, but we cannot be certain that we will be able to meet this timeframe, and the terms of such an agreement may be less favorable than those of the HSBC facility.
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
Our transition to a food, nutrition and specialty ingredients company may not go as planned.
We recently announced that, going forward, Solazyme, Inc. will be known as TerraVia. We are focusing on the commercialization of food ingredients, consumer food brands, animal nutrition, skin care and specialty personal care ingredients. In connection with this transition, we plan to reallocate capital and management attention away from activities in industrial products, including fuels, chemicals and oil field services, and we are currently seeking strategic alternatives with respect to these businesses. We may not succeed in finding a strategic alternative that we believe appropriately values these businesses. We and our management may spend more resources than anticipated in evaluating strategic alternatives or continuing these businesses, which could negatively impact our overall business.
In addition, our chief executive officer intends to transition out of his current role once a new chief executive officer is identified and successfully retained. This transition process may take longer or require more management and board attention than we anticipate, which could distract our management team and have a negative impact on our business results.

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
Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in legal proceedings with our former partner Roquette Frères, S.A. For additional information regarding the Roquette proceedings, see Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements.

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
We and Roquette engaged in an arbitration proceeding concerning the proper assignment of the intellectual property of SRN. In February 2015 the arbitration panel awarded all such intellectual property to us, and this award was confirmed by the U.S. District Court for the District of Delaware in December 2015. In addition, Roquette commenced two separate actions in the U.S. District Court for the District of Delaware for declarations that, among other things, the arbitrators exceeded their authority by failing to render a timely arbitration award and as a result any orders or awards issued by the arbitrators are void. Summary judgment in these matters requested by Roquette was denied by the U.S. District Court for the District of Delaware in December 2015. We have counterclaimed for damages for misappropriation of trade secrets, misuse of confidential information and breach of contract. In turn Roquette has counterclaimed that we have misused certain Roquette trade secrets. The proceedings are ongoing. See Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements for more information regarding our proceedings with Roquette. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture's business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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
In the food and nutrition market and in the animal nutrition market, our food ingredients and products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods (“CPG”) companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected. Customers in the nutrition market also may require lengthy and complex qualification procedures with respect to our products, our manufacturing capabilities, regulatory issues and other matters. Likewise, in the animal nutrition market, if customers are not willing to integrate our products into their animal nutrition products, our business will be adversely affected.
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
We expect that our customers will include large companies that sell food products, nutrition products, skin and personal care products and chemical products, as well as large users of oils for fuels and lubricants for oil field operations and other applications. Because we began commercializing our skin and personal care products in the last few years, have only recently begun to commercialize lubricants for oil field operations and our own food ingredient products, and are still in the process of developing our products for the food, nutrition and skin and personal care, fuels and chemicals, oil field services and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.
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
Our business has grown rapidly. Continued growth may place a strain on our human and capital resources. If we grow too rapidly or if our headcount or other aspects of our operating structure become misaligned with our strategy, we may need to reduce headcount or other operating costs. For example, in December 2014, as part of an adjustment to our operating and expense strategy related to the ramping up of the Solazyme Bunge JV production facility, we announced the intention to decrease operating expenses through a reduction in workforce and other cost-cutting measures. See the risk factor titled “We may experience significant delays and/or cost overruns in financing, designing, constructing and ramping up large commercial manufacturing facilities, which could result in harm to our business and prospects” above for more information. In addition, in January 2016, as part of our continuing strategy to focus operations on targeted, higher-value product categories, we streamlined operations by reducing our workforce. Such reductions in workforce can have an adverse effect on our business.
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
We, and certain of our officers and directors, are involved, and may be involved in the future, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. See Note 15 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this report for a description of the material legal proceedings in which we are currently engaged.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon a number of key members of our senior management, including manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at any time. The loss of the services of one or more of our key employees, or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. In addition, the restructuring that we implemented in December 2014 and January 2016 could have an adverse impact on our ability to retain and recruit qualified personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.
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
The sale and/or use of diesel and jet fuels produced from our oils are subject to regulation by various government agencies, including the Environmental Protection Agency (“EPA”) and the California Air Resources Board in the United States. To date, we have registered our Soladiesel®RD and Soladiesel®BD fuel in the United States. We or our refining or commercialization partners or customers may be required to register our fuel in the United States, with the European Commission and elsewhere before selling our products.
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
We expect to face competition for our food and nutrition, animal nutrition and skin and personal care products from other companies in these fields, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or their products, we may not be successful in selling our products or further growing our business.
We expect that our food, nutrition, animal nutrition and skin and personal care products will compete with providers in both the specialty, mass food ingredient and animal nutrition markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette Frères, S.A., are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce food, nutrition and animal nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of food, nutrition and animal nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products.
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
The patent position of biotechnology and bio-industrial companies can be highly uncertain because obtaining and determining the scope of patent rights involves complex legal and factual questions. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are different and not always applied uniformly or predictably. There is no uniform worldwide policy regarding patentable subject matter, the scope of claims allowable in biotechnology and bio-industrial patents, or the formal requirements to obtain such patents. Consequently, patents may not issue from our pending patent applications. Furthermore, in the process of seeking patent protection or even after a patent is granted, we could become subject to expensive and protracted proceedings, including patent interference, opposition, post-grant review and re-examination proceedings, which could invalidate or narrow the scope of our patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that we might obtain on our products and technology.
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
The America Invents Act (“AIA”), which was signed into law on September 16, 2011, brought a number of changes to the U.S. patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect on September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the laws of the U.S. with the laws of most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the U.S. Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of U.S. patents. While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.
Risks associated with enforcing our intellectual property rights in the United States and elsewhere.
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
Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including edible ingredients, oils, chemicals, drilling fluids and biofuels, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter their oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. There could also be existing invalid or unenforceable patents that could nevertheless be asserted against us and would require expenditure of resources to defend against. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of March 31, 2016, approximately $61.6 million aggregate principal amount of the 2018 Notes was outstanding and approximately $149.5 million aggregate principal amount of the 2019 Notes was outstanding. We have also entered into the HSBC facility that provides for a $35.0 million revolving facility for working capital and letters of credit.
In addition, on April 29, 2016, Silicon Valley Bank issued a standby letter of credit (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to BNDES in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. Upon the issuance of the SVB SLOC, we pledged approximately $12.6 million as collateral to secure the issued SVB SLOC. We intend to enter a loan and security agreement in the second quarter of 2016 to replace the pledge agreement and the HSBC facility, but we cannot be certain that we will be able to meet this timeframe, and the terms of such an agreement may be less favorable than those of the HSBC facility.
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
As of March 31, 2016, our total consolidated indebtedness was $211.1 million . Of our $211.1 million of indebtedness, none is currently secured. We also may be required to provide a corporate guarantee with respect to the portion of the BNDES loan to the Solazyme Bunge JV that, when added to our bank guarantee, does not exceed our percentage ownership in the Solazyme Bunge JV.
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
Our management has concluded that there were no material weaknesses in our internal controls over financial reporting as of March 31, 2016. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes. See Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 14 in the accompanying notes to our unaudited interim condensed consolidated financial statements for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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

1.
On October 29, 2015, we provided to ADM a notice of termination of the Operating Agreement entered into with ADM in November 2012 related to the production of products at the Clinton Facility. On December 28, 2015, we entered into a warrant exchange agreement (Exchange Agreement) with ADM pursuant to which ADM agreed to exchange (x) a warrant covering 500,000 shares of Company common stock, (y) a warrant in the face amount of $5.1 million and (z) two warrants in the face amount of $6.5 million each (the Warrants) for (i) 1,121,914 shares of our common stock, which is equal to $3.0 million divided by the average daily closing share price of our common stock over the five consecutive trading days ending on the trading day prior to December 28, 2015 and (ii) a number of shares of common stock equal to $2.5 million divided by the average daily closing share price of our common stock over the five consecutive trading days ending on the trading day prior to February 17, 2016. The settlement of the first tranche of shares covered by the Exchange occurred on December 29, 2015.On February 17, 2016 we and ADM amended the Exchange Agreement (Amended Exchange Agreement) to provide that the Company’s exchange consideration for the February issuance portion would instead be (x) $1.25 million paid to ADM in cash no later than February 19, 2016, and (y) the issuance of a number of shares of Common Stock equal to $1.25 million divided by the average daily closing share price of our common stock over the five consecutive trading days ending on the trading day prior to April 1, 2016. On April 1, 2016, we issued 627,510 shares of our common stock to ADM.

2.
On January 29, 2016, pursuant to a Consulting Agreement with Mark Schuett, we issued 111,386 shares of our common stock to Mr. Schuett. Pursuant to the Consulting Agreement, Mr. Schuett is providing consulting services related to manufacturing processes.

The issuance of securities described in paragraph 1 above was made in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended. The issuance of securities described in paragraph 2 above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transactions. All recipients received adequate information about us.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit
10.1	Series A Convertible Preferred Stock Purchase Agreement, effective as of March 10, 2016, by and among Solazyme, Inc. and certain purchasers					X

10.2	Amendment No. 1 to Series A Convertible Preferred Stock Purchase Agreement, dated March 10, 2016, by and among Solazyme, Inc. and certain purchasers					X

10.3	Registration Rights Agreement, dated March 15, 2016, among Solazyme, Inc. and certain purchasers					X

10.4	Form of Standstill Agreement					X

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: May 6, 2016