Form 10-Q
period 2016-06-30
TerraVia Holdings, Inc.
filed 2016-08-08
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-35189

TerraVia Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-1077078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
TerraVia Holdings, Inc.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at August 1, 2016
Common Stock, $0.001 par value per share	85,219,925 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,216	$46,966
Marketable securities available-for-sale	33,307	51,009
Accounts receivable, net	2,373	3,552
Unbilled revenues	610	1,036
Inventories	13,681	12,018
Prepaid expenses and other current assets	4,709	4,363
Total current assets	103,896	118,944
Property, plant and equipment, net	25,155	26,344
Investment in Solazyme Bunge JV	38,913	35,910
Other assets	1,177	774
Total assets	$169,141	$181,972
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,752	$7,016
Accrued liabilities	9,393	14,155
Deferred revenue	5,665	4,159
Total current liabilities	21,810	25,330
Deferred revenue	—	500
Convertible debt	197,828	202,015
Other liabilities	1,359	602
Total liabilities	220,997	228,447
Commitments and contingencies (Note 15)
Convertible preferred stock, par value $0.001—5,000,000 shares authorized; 27,850 and zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26,732	—
Stockholders’ deficit:
Common stock, par value $0.001—225,000,000 and 150,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 84,705,844 and 81,734,078 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	85	82
Additional paid-in capital	600,776	585,679
Accumulated other comprehensive loss	(15,594)	(22,331)
Accumulated deficit	(663,855)	(609,905)
Total stockholders’ deficit	(78,588)	(46,475)
Total liabilities, convertible preferred stock and stockholders’ deficit	$169,141	$181,972
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenues	$6,355	$8,307	$13,627	$17,128
Research and development programs	3,592	3,433	7,179	7,217
Total revenues	9,947	11,740	20,806	24,345
Costs and operating expenses:
Cost of product revenues	2,725	4,361	5,942	9,031
Research and development	8,276	12,747	16,507	25,301
Sales, general and administrative	16,000	20,981	32,768	42,249
Restructuring charges	49	(31)	1,239	393
Total costs and operating expenses	27,050	38,058	56,456	76,974
Loss from operations	(17,103)	(26,318)	(35,650)	(52,629)
Other income (expense):
Interest and other income, net	286	137	600	400
Interest expense	(3,478)	(3,547)	(6,967)	(7,083)
Debt conversion expense	(1,785)	—	(1,785)	—
Loss from equity method investment	(5,358)	(7,309)	(10,230)	(12,375)
Change in fair value of derivative liabilities	—	(134)	82	(149)
Total other expense, net	(10,335)	(10,853)	(18,300)	(19,207)
Net loss	$(27,438)	$(37,171)	$(53,950)	$(71,836)
Net loss per share, basic and diluted	(0.33)	(0.46)	(0.65)	(0.90)
Weighted average number of common shares used in loss per share computation, basic and diluted	84,379,863	80,097,866	83,164,890	79,874,952
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(27,438)	$(37,171)	$(53,950)	$(71,836)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	11	15	15	190
Foreign currency translation adjustment	3,637	1,942	6,722	(4,255)
Other comprehensive income (loss)	3,648	1,957	6,737	(4,065)
Total comprehensive loss	$(23,790)	$(35,214)	$(47,213)	$(75,901)
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(53,950)	$(71,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,375	2,861
Net amortization of premiums on marketable securities	101	702
Amortization of debt discount and loan fees	1,307	1,256
Debt conversion expense	1,785	—
Warrant expense related to vesting of ADM Warrant	—	51
Provision for doubtful accounts	321	—
Non-cash restructuring charges	—	393
Stock-based compensation expense	5,821	8,788
Loss from equity method investment	10,230	11,980
Change in fair value of derivative liabilities	(82)	149
Changes in operating assets and liabilities:
Accounts receivable	(1,030)	(2,387)
Unbilled revenues	426	1,817
Inventories	(1,663)	544
Prepaid expenses and other assets	(693)	77
Accounts payable	(194)	(3,447)
Accrued liabilities	(3,387)	(2,926)
Deferred revenue	1,006	(375)
Other current and long-term liabilities	757	3,327
Net cash used in operating activities	(36,870)	(49,026)
Investing activities:
Purchases of property, plant and equipment	(1,259)	(703)
Proceeds from the sale of equipment	—	121
Purchases of marketable securities	(1,621)	(19,250)
Maturities of marketable securities	16,378	69,506
Proceeds from sales of marketable securities	3,016	2,425
Capital contributions to Solazyme Bunge JV	(4,955)	(10,287)
Restricted certificates of deposit	—	181
Net cash provided by investing activities	11,559	41,993
Financing activities:
Proceeds from the issuance of common stock	325	427
Proceeds from issuance of preferred stock, net of offering costs	27,067	—
Other	—	(38)
Net cash provided by financing activities	27,392	389
Effect of exchange rate changes on cash and cash equivalents	169	(392)
Net increase in cash and cash equivalents	2,250	(7,036)
Cash and cash equivalents — beginning of period	46,966	42,689
Cash and cash equivalents — end of period	$49,216	$35,653
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$5,587	$5,585
Non-cash financing activity:
Non-cash issuance of common stock options for offering costs	$335	$—
Issuance of common stock to settle restructuring liabilities	$1,205	$—
Exchange of convertible debt for common stock pursuant to inducement:
Convertible debt exchanged	$5,598	$—
Issuance of common stock	$7,231	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Nature of Business—TerraVia Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company creates food, nutrition and specialty ingredients from algae. In May 2016, the Company changed its name from “Solazyme, Inc.” to “TerraVia Holdings, Inc.”, and changed its Nasdaq ticker listing from SZYM to TVIA.
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
Liquidity—The Company has incurred substantial net losses since its inception; the Company incurred net losses of $54.0 million and $71.8 million during the six months ended June 30, 2016 and 2015, respectively. Accumulated deficit was $663.9 million as of June 30, 2016. Net cash used in operating activities was $36.9 million and $49.0 million during the six months ended June 30, 2016 and 2015, respectively. Cash and cash equivalents and marketable securities available for sale were $82.5 million as of June 30, 2016.

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

The Company, along with its development and commercialization partners, needs to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. The Company’s failure to generate sufficient revenues, achieve planned gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon its planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to the Company’s operations. In March 2016, the Company issued 27,850 shares of Convertible Preferred Stock for cash proceeds of $27.1 million , net of associated cash costs (see Note 17). There can be no assurance that any additional financing will be available or on acceptable terms.

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
The Solazyme Bunge JV is a variable interest entity ("VIE") that is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and, therefore, accounts for this joint venture under the equity method of accounting (see Note 11).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for other interim periods or future years.
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
Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, in March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. In May 2016, the FASB issued ASU No. 2016-12, Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides for improvements to the guidance on collectability, noncash consideration and completed contracts, and provides a practical expedient for contract modifications upon adoption of the updated guidance under ASC 606. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted, but not before December 15, 2016, and are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015, as their effect was anti-dilutive:

	June 30,
	2016	2015
Options to purchase common stock	12,407,862	10,603,967
Restricted stock units	1,558,534	1,791,457
Warrants to purchase common stock	750,000	1,250,000
Shares of common stock to be issued upon conversion of Series A Preferred Stock	13,925,000	—
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	18,177,681	18,790,996
Total	46,819,077	32,436,420
The table above does not reflect early conversion payment features of the Notes (see Notes 8 and 14) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.

4. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(22,333)	$2	$(22,331)
Other comprehensive income	6,722	15	6,737
Balance at June 30, 2016	$(15,611)	$17	$(15,594)

5. SEGMENT INFORMATION
The Company has two operating segments for financial statement reporting purposes: Algenist® and Ingredients & Other. The Company’s chief operating decision maker reviews and monitors gross margin by segment, however, the Company does not allocate its operating expenses between its different segments and its collaborative research and development programs, and therefore, the chief operating decision maker does not evaluate financial performance beyond product gross margin. The Company does not allocate its assets to its reportable segments. As further described in Note 18, on August 2, 2016 the Company entered into a definitive agreement to sell a majority interest in Algenist® to Tengram Capital Partners.
The following table shows gross margin for the Company's reportable segments for the three and six months ended June 30, 2016 and 2015, reconciled to the Company’s total product revenue and cost of product revenue as shown in its condensed consolidated statements of operations (in thousands):

Three months ended June 30, 2016	Algenist®	Ingredients & Other	Total
Product revenues	$5,499	$856	$6,355
Cost of product revenues	1,865	860	2,725
Segment gross margin (loss)	$3,634	$(4)	$3,630
Six Months Ended June 30, 2016	Algenist®	Ingredients & Other	Total
Product revenues	$11,470	$2,157	$13,627
Cost of product revenues	3,788	2,154	5,942
Segment gross margin	$7,682	$3	$7,685

Three months ended June 30, 2015
Product revenues	$5,191	$3,116	$8,307
Cost of product revenues	1,347	3,014	4,361
Segment gross margin	$3,844	$102	$3,946
Six Months Ended June 30, 2015
Product revenues	$11,402	$5,726	$17,128
Cost of product revenues	3,667	5,364	9,031
Segment gross margin	$7,735	$362	$8,097
A reconciliation of total segment gross margin to operating loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross margin	$3,630	$3,946	$7,685	$8,097
Research and development programs revenue	3,592	3,433	7,179	7,217
Research and development expense	(8,276)	(12,747)	(16,507)	(25,301)
Sales, general and administrative expense	(16,000)	(20,981)	(32,768)	(42,249)
Restructuring charges	(49)	31	(1,239)	(393)
Loss from operations	$(17,103)	$(26,318)	$(35,650)	$(52,629)
6. RESTRUCTURING CHARGES

In October 2015, the Company made a strategic decision to terminate its manufacturing agreements at the ADM Clinton and American Natural Processors ("ANP") Galva facilities to better align the Company's immediate production assets with its operating strategy while minimizing production costs. As part of the Company's continuing strategy to focus its operations on targeted, higher-value product categories, the Company streamlined operations by reducing workforce by approximately 20% in January 2016. Restructuring activities for the six months ended June 30, 2016 were as follows (in thousands):

	Liability as of December 31, 2015	2016 Expense	Deductions/Payments	Liability as of June 30, 2016
Other exit costs	$3,400	$57	$(3,157)	$300
Employee termination costs	—	1,182	(971)	211
Total	$3,400	$1,239	$(4,128)	$511

7. MARKETABLE SECURITIES AVAILABLE-FOR-SALE
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$18,486	$15	$(10)	$18,491
Asset-backed securities	6,247	1	(7)	6,241
Government and agency securities	4,016	17	—	4,033
Mortgage-backed securities	3,352	11	(14)	3,349
Municipal bonds	1,190	3	—	1,193
Total	$33,291	$47	$(31)	$33,307

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$25,608	$122	$(73)	$25,657
Asset-backed securities	12,424	—	(31)	12,393
Mortgage-backed securities	4,800	2	(23)	4,779
Government and agency securities	5,705	16	(9)	5,712
Municipal bonds	2,470	—	(2)	2,468
Total	$51,007	$140	$(138)	$51,009
The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$19,556	$19,566	$17,783	$17,870
Due in 1-2 years	6,626	6,640	15,900	15,858
Due in 2-3 years	2,973	2,971	7,959	7,934
Due in 3-4 years	808	807	2,399	2,408
Due in 4-9 years	1,113	1,116	2,844	2,843
Due in 9-20 years	1,042	1,038	1,397	1,394
Due in 20-35 years	1,173	1,169	2,725	2,702
	$33,291	$33,307	$51,007	$51,009
Marketable securities classified as available-for-sale are carried at fair value as of June 30, 2016 and December 31, 2015. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $14.7 million as of June 30, 2016. Gross unrealized losses on available-for-sale securities were $31,000 as of June 30, 2016, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The Company had $2.0 million of available-for-sale securities which had been in a continuous loss position for more than 12 months as of June 30, 2016. In addition, the Company intends to hold these securities. Hence it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$4	$5,287	$—	$5,291
Marketable securities:
Corporate bonds	—	18,491	—	18,491
Asset-backed securities	—	6,241	—	6,241
Government and agency securities	2,481	1,552	—	4,033
Mortgage-backed securities	—	3,349	—	3,349
Municipal bonds	—	1,193	—	1,193
	2,481	30,826	—	33,307
Total	$2,485	$36,113	$—	$38,598
Financial Liabilities
Fair value of early conversion feature of convertible debt	$—	$—	$—	$—

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$3	$18,900	$—	$18,903
Marketable securities:
Corporate bonds	—	25,657	—	25,657
Asset-backed securities	—	12,393	—	12,393
Mortgage-backed securities	—	4,779	—	4,779
Government and agency securities	3,722	1,990	—	5,712
Municipal bonds	—	2,468	—	2,468
	3,722	47,287	—	51,009
Total	$3,725	$66,187	$—	$69,912
Financial Liabilities
Fair value of early conversion feature of convertible debt	$—	$—	$82	$82
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and six months ended June 30, 2016 and 2015, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
As of June 30, 2016 and December 31, 2015, the carrying values of the Company’s accounts receivables and secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $107.0 million at June 30, 2016, compared to a carrying value of $197.8 million. These estimates are based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg using a midmarket pricing convention (the midpoint price between bid and ask prices).

9. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,738	$1,837
Work in process	5,524	6,621
Finished goods	5,419	3,560
Total inventories	$13,681	$12,018

10. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Plant equipment	$25,093	$24,824
Building and improvements	5,811	5,810
Lab equipment	7,466	7,495
Leasehold improvements	2,599	1,876
Computer equipment and software	4,300	4,159
Furniture and fixtures	634	669
Land	430	430
Automobiles	194	194
Construction in progress	206	342
Total	46,733	45,799
Less: accumulated depreciation and amortization	(21,578)	(19,455)
Property, plant and equipment—net	$25,155	$26,344
Depreciation and amortization expense was $1.2 million and $2.4 million and for the three and six months ended June 30, 2016, and was $1.4 million and $2.9 million for the three and six months ended June 30, 2015, respectively.

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
Solazyme Bunge JV will:

•	continue to use the Company's proprietary technology to produce a range of algae-based oils and products from cane sugar through microbe-based catalysis;

•	pay the Company a royalty for certain products sold by the joint venture; and

•	pay the Company a technology maintenance fee in recognition of the Company's ongoing research investment in technology.
The Company will:

•	provide sales, marketing and application development for certain oils and technical expertise in regard to the implementation of its technology;

•	provide access to the Company's proprietary technology for the production of certain oils and structuring fats for the food and animal nutrition markets; and

•	retain co-primary sales rights for certain products.
Bunge will:

•	continue to provide cane sugar feedstock and utilities to the Solazyme Bunge JV Plant from Bunge's adjacent sugar cane processing mill;

•	provide sales, marketing and application development for certain food oils and will also provide oil processing, global distribution and logistics;

•	serve as the primary sales channel for some of the joint venture's products, with the Company as an additional sales channel, in each case in exchange for a distribution fee; and

•	continue to provide working capital to the Solazyme Bunge JV through a revolving loan facility.

The Company contributed $5.0 million and $10.3 million in the six months ended June 30, 2016 and 2015, respectively. The Company also contributed $1.9 million and $3.8 million in the six months ended June 30, 2016 and 2015, respectively, to the Solazyme Bunge JV through a reduction in the Company’s receivables due from the Solazyme Bunge JV.

Equity Accounting
The Company accounts for its interest in the Solazyme Bunge JV under the equity method of accounting. The Company's equity investment in the Solazyme Bunge JV was $38.9 million and $35.9 million as of June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized $10.2 million and $12.4 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. The optimization and ramping up of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its current economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and

Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction, optimization and ramping up of the Solazyme Bunge JV. Therefore, as of June 30, 2016, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary, and as such has not consolidated the financial results of the Solazyme Bunge JV. Consolidation may be required in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV.
The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in the Solazyme Bunge JV as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(1)
Solazyme Bunge JV	$12	$563	$38,913	$—	$51,029

	As of December 31, 2015
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(2)
Solazyme Bunge JV	$12	$839	$35,910	$—	$45,692

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of $10.9 million and non-cancelable purchase obligations of $0.6 million (based on the exchange rate at June 30, 2016).

(2) Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of $8.9 million (based on the exchange rate at December 31, 2015).
The Company may be required to contribute additional capital to the Solazyme Bunge JV which would increase the Company’s maximum exposure to loss. These future contribution amounts cannot be quantified at this time.
Summarized Financial Information
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015 respectively, was as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Current assets	$8,132	$5,654
Property, plant and equipment, net	121,495	100,755
Recoverable taxes(1)	19,962	16,144
Total assets	$149,589	$122,553

Current liabilities	$34,877	$23,009
Noncurrent liabilities	46,425	43,054
JV’s partners’ capital, net	68,287	56,490
Total liabilities and partners’ capital, net	$149,589	$122,553

(1)Recoverable taxes are comprised of value-added taxes paid upon the acquisition of property, plant and equipment items and other goods and services, and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by

Solazyme Bunge JV in Brazil. The realization of these recoverable tax payments could take in excess of five years.

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,937	$401	$2,996	$658
Net losses	$(10,325)	$(13,407)	$(19,679)	$(23,175)
During 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank ("BNDES" or "BNDES Loan") under which it could borrow up to $76.0 million (based on the exchange rate as of June 30, 2016). Outstanding borrowings were $59.2 million and $53.4 million as of June 30, 2016 and December 31, 2015, respectively. The Company has provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s production facility. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of June 30, 2016, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and six months ended June 30, 2016 and 2015.
Impairment Assessment
The Company assessed the recoverability of its equity investment in Solazyme Bunge JV as of December 31, 2015 using a discounted cash flow analysis. Based upon such analysis, the Company expects to recover the carrying amount of its equity investment and concluded that its equity investment was not impaired. The Company is not aware of any events since that assessment was done that would indicate its equity investment was impaired as of June 30, 2016.
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
The estimates used for cash flow forecasts required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that impairments may be required in future reporting periods.

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and related liabilities	$4,693	$6,270
Accrued interest	3,287	3,495
Accrued restructuring costs	511	3,400
Other accrued liabilities	902	990
Total accrued liabilities	$9,393	$14,155

13. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, DISTRIBUTION AGREEMENTS, AND LICENSES
Unilever—The Company has entered into multiple joint research and development agreements with Unilever, which expanded its research and development efforts. In September 2013, the Company and Unilever entered into a commercial supply agreement for at least 10,000 MT of the Company’s algae oil. In May 2014, Unilever announced the initial introduction of the Company's sustainable algae oil into one of its biggest soap brands, Lux.
In March 2016, the Company entered into a multi-year global supply agreement with Unilever, which includes a broad portfolio of our algae oils for Unilever to purchase. Production of these oils will take place at the Solazyme Bunge JV facility in Brazil and pricing terms are based upon variable production cost plus a defined contribution margin. The agreement contains certain minimum and maximum sales volumes and is subject to other terms and conditions. Unilever is a strategic development partner and customer for the Company. The Company intends to continue managing the strategic relationship with Unilever and has assigned the rights and responsibilities to deliver against the current supply agreement  to the Solazyme Bunge JV, and accordingly revenue related to the Unilever supply agreement was recognized by the Solazyme Bunge JV in the three months ended June 30, 2016. The Company expects to formalize the assignment agreement with the Solazyme Bunge JV in the three months ending September 30, 2016.

14. DEBT
A summary of the Company’s debt as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Convertible debt:
2018 Notes	$57,462	$61,632
2019 Notes	148,072	149,500
Total debt	205,534	211,132
Add:
Fair value of embedded derivative	—	82
Less:
Unamortized debt discount	(7,341)	(8,749)
Debt issuance costs	(365)	(450)
Long-term portion of debt	$197,828	$202,015
The Company was in compliance with all debt covenants as of June 30, 2016 and December 31, 2015.
Convertible Senior Subordinated Notes -2018 Notes—As of June 30, 2016, the Company had $57.5 million aggregate principal amount outstanding of 2018 Notes. The 2018 Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year. The 2018 Notes are convertible into the Company’s common stock and may be settled as described below. The 2018 Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the 2018 Notes prior to maturity.

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
Convertible Senior Subordinated Notes - 2019 Notes— As of June 30, 2016, the Company had $148.1 million aggregate principal amount outstanding of 5.00% Convertible Senior Subordinated 2019 Notes. The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2019 Notes are convertible into the Company's common stock and may be settled early as described below. The 2019 Notes will mature on October 1, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Notes prior to maturity.
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
Debt Conversion —In April 2016, the Company exchanged 2018 and 2019 notes totaling approximately $5.6 million by issuing 1,645,753 shares (including 804,986 inducement shares) of Common Stock. The Company recorded a non-cash debt conversion expense of approximately $1.8 million related to the exchange in the three months ended June 30, 2016.
HSBC Facility—The Company had a loan and security agreement with HSBC Bank, USA, National Association (“HSBC”) that provided for a $35.0 million revolving facility (the “HSBC facility”) for working capital, letters of credit denominated in U.S. dollars or a foreign currency and other general corporate purposes. A portion of the HSBC facility also supported the bank guarantee issued to BNDES in May 2013. The HSBC Facility expired on May 31, 2016.
SVB Standby Letter of Credit and Loan and Security Agreement—In the second quarter of 2016, the Company and Silicon Valley Bank entered into an agreement ("SVB Agreement") that provides for a $12.9 million letter of credit facility (the “Facility”) denominated in U.S. dollars or a foreign currency. On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (“SVB SLOC”) to support a bank guarantee issued on behalf of the Company to BNDES in connection with the loan agreement entered into in 2013 between BNDES and the Solazyme Bunge JV. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the “Scotia Bank Confirmation”) on behalf of Silicon Valley Bank. The Company will pay fees of 1.5% and 0.7% of the collateral per annum related to the SVB SLOC and the Scotia Bank Confirmation, respectively. The Company will also pay a fee of 1.99% of the collateral per annum for the issuance of the bank guarantee to BNDES. The Company is subject to customary events of default under the SVB Agreement. The Company has not recorded any liability for this guarantee as of June 30, 2016, as the probability of performance is considered to be not sufficient to justify a liability.
Under the SVB Agreement, the Company is subject to financial covenants and covenants related to our 2018 Notes and 2019 Notes, as well as customary negative covenants. The SVB Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

15. COMMITMENTS AND CONTINGENCIES
Legal Matters
Securities Class Action Litigation
In June 2015, a securities class action complaint entitled Norfolk County Retirement System v. Solazyme, Inc. et al. was filed against the Company, its CEO, Jonathan Wolfson, its CFO/COO, Tyler Painter, certain of its current and former directors, and the underwriters of its March 2014 equity and debt offerings, Goldman, Sachs & Co., Inc. and Morgan Stanley & Co. LLC,

in the U.S. District Court for the Northern District of California.  The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1934, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's securities (i) between February 27, 2014 and November 5, 2014 and (ii) pursuant and/or traceable to the Company's public equity and debt offerings in March 2014. The complaint alleges that investors were misled by statements made during that period about the construction progress, development, and production capacity associated with the production facility located in Brazil owned by the Company’s joint venture, Solazyme Bunge Produtos Renovaveis Ltda.  In October 2015, the lead plaintiff was selected in the action and an amended complaint was filed in December 2015. The Company filed a Motion to Dismiss the action in February 2016 that was heard in May 2016. The Company believes the complaint lacks merit, and intends to defend itself vigorously.
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

In August 2015, a complaint entitled Gregory M. Miller, derivatively on behalf of Solazyme, Inc. v. Jonathan S. Wolfson et al. was filed in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages, purportedly on behalf of the Company from certain of its current and former directors and officers and alleges these defendants breached their fiduciary duties to the Company and aided and abetted the Company in making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. This purported stockholder derivative action is based on substantially the same facts as the securities class action and the Bertonis derivative action described above. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiff has not demonstrated standing to sue on its behalf.

In May 2016, a complaint entitled Ben Wang, derivatively on behalf of TerraVia Holdings, Inc. v. Jonathan S. Wolfson et al. was filed in the Superior Court of California, County of San Mateo. The complaint seeks unspecified damages, purportedly on behalf of the Company from certain of its current and former directors and officers and alleges these defendants breached their fiduciary duties to the Company and aided and abetted the Company in making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. This purported stockholder derivative action is based on substantially the same facts as the securities class action and the Bertonis and Miller derivative actions described above. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiff has not demonstrated standing to sue on its behalf.
Roquette Frères, S.A.
In September 2013, an arbitration (the “Roquette Arbitration”) was initiated with Roquette Frères, S.A. (“Roquette”) in connection with the dissolution of a joint venture between the Company and Roquette known as Solazyme Roquette Nutritionals L.L.C. (“SRN”). The Company sought a declaration that, in accordance with the terms of the joint venture agreement between the parties, the Company should be assigned all improvements made by or on behalf of SRN to the Company’s intellectual property. On February 19, 2015 the arbitration panel released its decision, ordering, inter alia, the assignment to the Company of (i) all SRN patent applications, (ii) all SRN know-how related to high lipid algae flour and high protein algae powder and (iii) all Roquette patent applications filed since November 2010 relating to algae food and food ingredients, as well as methods for making and using them. In addition, the arbitration panel ordered Roquette to pay to the Company, $2.3 million in legal costs and fees. The arbitration award was confirmed by order of the U.S. District Court for the District of Delaware on December 21, 2015. Roquette has appealed the confirmation of the arbitration award to the U.S. Court of Appeals for the Third Circuit. Pending this appeal, the confirmation of the arbitration award has been stayed by order of the U.S. District Court for the District of Delaware by order dated January 12, 2016, in which the Court granted not only a stay but also enjoined Roquette from pursuing any further commercialization of any technology arguably within the ambit of the arbitral decision, including the sale of products. The appeal is scheduled to be heard by the Third Circuit in September 2016.
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

16. STOCK-BASED COMPENSATION
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards (“RSUs” and “RSAs”), performance-based restricted stock units (“PSUs”) and the 2011 ESPP for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$2,011	$3,208	$4,045	$5,455
RSUs/RSAs	1,016	1,334	2,021	3,111
ESPP	58	177	(245)	222
Stock-based compensation expense	$3,085	$4,719	$5,821	$8,788
Research and development	$757	$1,473	$1,301	$2,585
Sales, general and administrative	2,328	3,246	4,520	6,203
Stock-based compensation expense	$3,085	$4,719	$5,821	$8,788

17. CONVERTIBLE PREFERRED STOCK
In March 2016, the Company issued 27,850 shares of Convertible Preferred Stock for cash proceeds of $27.1 million , net of issuance costs of $0.8 million. Starting in July 2016, shares of the Series A Preferred Stock are convertible at the option of the holders into shares of Common Stock, at an initial conversion price of $2.00 per share, subject to customary adjustments in the event of stock splits and certain other changes to the Company’s capitalization. The Company has classified the convertible preferred stock as temporary equity in the condensed consolidated balance sheet as of June 30, 2016 due to the existence of certain change in control provisions that are not solely within the Company’s control.
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

18. SUBSEQUENT EVENTS
On August 2, 2016, the Company entered into a definitive agreement to sell a majority interest in its Algenist® business to Tengram Capital Partners. The Company expects this transaction to close by September 30, 2016. Upon closing, the Company will receive approximately $20 million in cash and will retain approximately a 20% ownership interest in the Algenist business. The Company will continue to supply active ingredients formulated in the Algenist product line to Algenist. After closing, the Company will reclassify the historical results of Algenist as discontinued operations in future filings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion and analysis should be read together with our unaudited interim condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our strategy and expectations as to future financial and operating performance and focus, future selling prices and margins for our products, attributes and performance of our products, manufacturing capacity, expense levels and liquidity sources and our ability to successfully complete the sale of our Algenist business are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).
Overview
We are a food, nutrition and specialty ingredients company that harnesses the power of algae, the origin of all plants. Our innovative platform uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The inherent flexibility of our technology platform and the broad usage of these materials across multiple industries allow us to approach a wide range of customers across myriad end markets. In May 2016, we changed our name from “Solazyme, Inc.” to “TerraVia Holdings, Inc.”, and changed our Nasdaq ticker listing from SZYM to TVIA. With the transition to the TerraVia brand and our refined focus on food, nutrition and specialty ingredients, we announced in March 2016 our intention to attract a new CEO with proven industry experience in food and nutrition to drive commercial growth.  On August 8, 2016, we announced the appointment of Apu Mody as our Chief Executive Officer, effective upon the commencement of his employment with TerraVia, expected to occur on or about August 22, 2016.
The unique composition of our oils, powders and other algae-derived products address specific customer requirements. We are commercializing high-value oils and powder products with companies that primarily use them as ingredients. We have developed and are commercializing products for specialty food ingredients, animal nutrition ingredients, consumer food products and specialty skin and personal care ingredients. Over our history, we have also invested in and developed products, technology and market opportunities in the industrials area, which includes fuels, industrial oils, and the oilfield/Encapso® business. In line with our strategy to focus our commercial efforts on food and specialty personal care ingredients, we expect to pursue strategic alternatives for the industrials business and our objective will be to identify partners who have the operational capabilities needed to realize the potential of those businesses.
Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. These food oils have the potential to improve upon conventionally utilized specialty fats and oils and our high oleic algae oil has received an FDA generally recognized as safe (GRAS) "No Questions" letter. Currently, these oils are commercially available in our AlgaWise® branded food oil platform and in our consumer culinary oil Thrive® brand. In addition, we have developed novel methods of preparing powdered forms of triglyceride oils and vegan proteins, and our powdered ingredients are composed of unmodified whole algae cells. AlgaVia® Lipid Powder (commonly known as whole algae flour) and AlgaVia® Protein (commonly known as whole algae protein) are whole algae ingredients that can improve the nutritional profile of foods and beverages. AlgaVia®Lipid Powder is a new fat source that allows for the reduction or replacement of dairy fats, oils, and eggs. AlgaVia® Protein is a new vegan source of protein that is free of known allergens and gluten. Both AlgaVia® Lipid Powder and Protein can be used across a range of applications such as beverages (ready-to-drink and powdered), bakery, snacks, bars, dressings, sauces and frozen desserts and have received FDA GRAS “No Questions” letters. In May 2016, we and Bunge announced that we launched a native, whole algae DHA, docosahexaenoic acid, a long chain omega-3 fatty acid as a sustainable specialty feed ingredient, prioritizing the aquaculture market.
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

On August 2, 2016 we entered into a definitive agreement to sell a majority interest in Algenist® to Tengram Capital Partners. We expect this transaction to close by September 30, 2016. Upon closing, we will receive approximately $20 million in cash and will retain approximately a 20% ownership interest in the Algenist business. We will continue to supply active ingredients formulated in the Algenist product line to Algenist. After closing, we will reclassify the historical results of Algenist as discontinued operations in future filings.

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
Results of Operations
Comparison of Three Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Revenues:
Product revenues	$6,355	$8,307	$(1,952)
Research and development programs	3,592	3,433	159
Total revenues	$9,947	$11,740	$(1,793)
We have two reportable segments for financial statement reporting purposes: 1) Algenist®, and 2) Ingredients and Other. The Algenist segment includes sales of our Algenist® brand skin and personal care products. The Ingredients and Other segment includes sales of our food, nutrition and specialty ingredients; and also includes sales of our Industrial oils, Encapso® product, and fuel blend sales related to our fuels marketing and commercial development programs. Our discussions below surrounding changes in product revenue and gross margin are based on these two reportable segments. As discussed in the overview above, on August 2, 2016 we entered into a definitive agreement to sell a majority interest in Algenist® to Tengram Capital Partners

Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues by segment for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015	Change
	(In thousands)
Algenist®
Product revenues	$5,499	$5,191	$308
Cost of product revenues	1,865	1,347	518
Gross margin	$3,634	$3,844	$(210)
Gross margin %	66%	74%	(8)%

Ingredients and Other
Product revenues	$856	$3,116	$(2,260)
Cost of product revenues	860	3,014	(2,154)
Gross margin (loss)	$(4)	$102	$(106)
Gross margin %	—%	3%	(3)%
Algenist®
Algenist® product revenues increased $0.3 million in the three months ended June 30, 2016 compared to the same period last year primarily as a result of new product launches. Algenist® gross margin of 66% in the three months ended June 30, 2016 was lower than the gross margin of 74% in the three months ended June 30, 2015 primarily as a result of second quarter 2015 inventory reserve adjustments, which increased the second quarter 2015 gross margin by 6%. As discussed in the overview above, on August 2, 2016 we entered into a definitive agreement to sell a majority interest in Algenist® to Tengram Capital Partners.

Ingredients and Other
Ingredients and Other product revenues decreased $2.3 million in the three months ended June 30, 2016 compared to the same period last year due to decreased product sales related to our fuels marketing and commercial development program, Encapso® and industrial oil products, consistent with our strategy to focus on high value product sales.

During scale-up of the manufacturing process at the ADM Clinton and ANP Galva Facilities in 2015, certain production costs were charged to research and development and selling, general and administrative expenses. Gross margins for our Ingredients and Other products would have been lower in 2015 if such production costs had not been charged to operating expenses.
The gross margin for Ingredients and Other product sales gross margin was 0% in the three months ended June 30, 2016 compared to a 3% gross margin in the same period last year, primarily due to changes in product mix.

We plan to focus on our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future and believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs.

Research and Development Programs Revenue

We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and although we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers, we expect funded program revenue to become a less meaningful part of our overall revenue as our focus shifts to commercialization and product revenues. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from research and development of $3.6 million were relatively constant in the three months ended June 30, 2016 compared to the same period last year.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$8,276	$12,747	$(4,471)
Sales, general and administrative	16,000	20,981	(4,981)
Restructuring charges	49	(31)	80
Total operating expenses	$24,325	$33,697	$(9,372)
Research and Development Expenses
Research and development expenses decreased $4.5 million in the three months ended June 30, 2016 compared to the same period last year, due primarily to decreases in personnel-related costs of $2.3 million, scale-up production costs related to operations at the Clinton/Galva facilities of $0.6 million, consumable and supply costs of $0.4 million and product development, process development costs, and other costs of $0.7 million. Personnel-related costs include non-cash stock-based compensation expense of $0.8 million in the three months ended June 30, 2016 compared to $1.5 million in the same period last year.
We expect overall research and development costs to decrease in 2016, compared to 2015, in particular personnel-related costs, as a result of the reduction in workforce and other cost-cutting measures we have implemented. We plan to continue to make investments in research and development for the foreseeable future, but at a lower rate, as we continue to (1) identify, isolate and further optimize strains of microalgae to achieve high cell densities, high yield converting sugar to product and high productivity rates compared to other alternatives; (2) customize oil outputs to meet specific market needs; and (3) engage in product and process development projects aimed at reducing the cost of oil production.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $5.0 million in the three months ended June 30, 2016 compared to the same period last year primarily due to decreased fixed third-party facilities costs associated with the Clinton/Galva facilities of $3.4 million and decreased personnel-related costs of $1.7 million. Personnel-related costs include non-cash stock-based compensation expense of $2.3 million in the three months ended June 30, 2016 compared to $3.2 million in the same period last year.
We plan to continue to invest in commercialization of our high value products within the food, nutrition and specialty ingredients markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to decrease as a result of a reduction in workforce and other cost-cutting measures we implemented starting in December 2014 and January 2016.
Debt Conversion Expense
In April 2016, we exchanged 2018 and 2019 Notes totaling approximately $5.6 million by issuing 1,645,753 shares (including 804,986 inducement shares) of Common Stock. We recorded a non-cash non-operating charge of approximately $1.8 million related to the exchange agreement in the three months ended June 30, 2016.
Loss from Equity Method Investment
Loss from equity method investments decreased to $5.4 million in the three months ended June 30, 2016 compared to $7.3 million in the same period last year, primarily due to an increase in the Solazyme Bunge JV revenue, and changes in the Brazilian real compared to the United States dollar. We expect the loss from our equity method investment to decrease as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and works toward high volume commercial-scale production.

Results of Operations
Comparison of Six Months Ended June 30, 2016 and 2015
Revenues

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Revenues:
Product revenues	$13,627	$17,128	$(3,501)
Research and development programs	7,179	7,217	(38)
Total revenues	$20,806	$24,345	$(3,539)
Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues by segment for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015	Change
	(In thousands)
Algenist®
Product revenues	$11,470	$11,402	$68
Cost of product revenues	3,788	3,667	121
Gross margin	$7,682	$7,735	$(53)
Gross margin %	67%	68%	(1)%

Ingredients and Other
Product revenues	$2,157	$5,726	$(3,569)
Cost of product revenues	2,154	5,364	(3,210)
Gross margin	$3	$362	$(359)
Gross margin %	—%	6%	(6)%
Algenist®
Algenist® product revenues increased $0.1 million in the six months ended June 30, 2016 compared to the same period last year. Algenist® gross margin decreased to 67% in the six months ended June 30, 2016 from 68% in the six months ended June 30, 2015. As discussed in the overview above, on August 2, 2016 we entered into a definitive agreement to sell a majority interest in Algenist® to Tengram Capital Partners.

Ingredients and Other
Ingredients and Other product revenues decreased $3.6 million in the six months ended June 30, 2016 compared to the same period last year due to decreased product sales related to our fuels marketing and commercial development program, Encapso® and industrial oil products, consistent with our strategy to focus on high value product sales.

During scale-up of the manufacturing process at the ADM Clinton and ANP Galva Facilities in 2015, certain production costs were charged to research and development and selling, general and administrative expenses. Gross margins for our Ingredients and Other products would have been lower in 2015 if such production costs had not been charged to operating expenses.
The gross margin for Ingredients and Other product sales gross margin was 0% in the six months ended June 30, 2016 compared to a 6% gross margin in the same period last year, primarily due to changes in product mix.

We plan to focus on our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future and believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs. We expect costs of goods as a percentage of revenues will be higher for ingredient products as compared to Algenist® cost of goods.

Research and Development Programs Revenue

Revenues from research and development revenues of $7.2 million in the six months ended June 30, 2016 were relatively constant compared to the same period last year.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$16,507	$25,301	$(8,794)
Sales, general and administrative	32,768	42,249	(9,481)
Restructuring charges	1,239	393	846
Total operating expenses	$50,514	$67,943	$(17,429)
Research and Development Expenses
Research and development expenses decreased $8.8 million in the six months ended June 30, 2016 compared to the same period last year, due primarily to decreases in personnel-related costs of $4.2 million, product development, process development, and other costs of $2.1 million, scale-up production costs related to operations at the Clinton/Galva facilities of $0.8 million, and consumable supply costs of $0.5 million. Personnel-related costs include non-cash stock-based compensation expense of $1.3 million in the six months ended June 30, 2016 compared to $2.6 million in the same period last year.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $9.5 million in the six months ended June 30, 2016 compared to the same period last year primarily due to decreased fixed third-party facilities costs associated with the Clinton/Galva facilities of $7.3 million and decreased personnel-related costs of $3.3 million, partially offset by increased external legal costs of $0.8 million. Personnel-related costs include non-cash stock-based compensation expense of $4.5 million in the six months ended June 30, 2016 compared to $6.2 million in the same period last year.
Debt Conversion Expense
In April 2016, we exchanged 2018 and 2019 Notes totaling approximately $5.6 million by issuing 1,645,753 shares (including 804,986 inducement shares) of Common Stock. We recorded a non-cash non-operating charge of approximately $1.8 million related to the exchange agreement in the six months ended June 30, 2016.
Loss from Equity Method Investment
Loss from equity method investments decreased to $10.2 million in the six months ended June 30, 2016 compared to $12.4 million in the same period last year, primarily due to an increase in the Solazyme Bunge JV revenue, and changes in the Brazilian real compared to the United States dollar.

Liquidity and Capital Resources
Total cash and cash equivalents and marketable securities available-for-sale were:

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$49,216	$46,966
Marketable securities, available for sale	33,307	51,009
Total cash and cash equivalents and marketable securities	$82,523	$97,975
Cash, cash equivalents and marketable securities decreased by $15.5 million in the six months ended June 30, 2016, primarily due to cash used in operating activities of $36.9 million and $5.0 million of capital contributed to the Solazyme Bunge JV, partially offset by net proceeds from issuance of convertible preferred stock of approximately $27.1 million .
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(36,870)	$(49,026)
Net cash provided by investing activities	11,559	41,993
Net cash provided by financing activities	27,392	389
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

We, along with our development and commercialization partners, need to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. Our failure to generate sufficient revenues, achieve planned gross margins, control operating costs, successfully complete the sale of our Algenist business or raise sufficient additional funds may require us to modify, delay or abandon our planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. We may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to our operations. There can be no assurance that any financing will be available or on acceptable terms.

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
Cash Flows from Operating Activities
Cash used in operating activities was $36.9 million in the six months ended June 30, 2016, primarily due to a loss of $54.0 million offset by non-cash charges. Non-cash charges included loss from equity method investments, debt conversion expense, stock-based compensation, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization.

Cash used in operating activities was $49.0 million in the six months ended June 30, 2015 primarily due to a loss of $71.8 million, aggregate non-cash charges of $26.2 million and a net change of $3.4 million in our net operating assets and liabilities.

Cash Flows from Investing Activities
Cash provided by investing activities was $11.6 million for the six months ended June 30, 2016, primarily due to $17.8 million net proceeds from marketable securities, partially offset by $5.0 million of capital contributed to the Solazyme Bunge JV.

In the six months ended June 30, 2015, cash provided by investing activities was $42.0 million, primarily due to $52.7 million of net marketable securities maturities, partially offset by $10.3 million of capital contributed to the Solazyme Bunge JV.
Cash Flows from Financing Activities
Cash provided by financing activities was $27.4 million in the six months ended June 30, 2016, primarily due to net proceeds received of $27.1 million from the convertible preferred stock issuance in March 2016.
In the six months ended June 30, 2015, cash provided by financing activities was $0.4 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
BNDES Loan
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge and which operates an oil production facility in Brazil. Through June 30, 2016 we contributed $104.8 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it could borrow up to R$245.7 million (approximately USD $76.0 million based on the exchange rate as of June 30, 2016). As of June 30, 2016, approximately $59.2 million was outstanding under the BNDES loan based on the exchange rate as of June 30, 2016. We have provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed our ownership percentage in the Solazyme Bunge JV). We expect to evaluate the optimal amount of Solazyme Bunge JV-related capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
SVB Letter of Credit and Loan and Security Agreement
In the second quarter of 2016, we entered into an agreement with Silicon Valley Bank that provides for a $12.9 million letter of credit facility (the “Facility”) for letters of credit denominated in U.S. dollars or a foreign currency. On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (“SVB SLOC”) to support the bank guarantee issued on our behalf to BNDES in connection with the loan agreement entered into in 2013 between BNDES and the Solazyme Bunge JV. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the “Scotia Bank Confirmation”) on behalf of Silicon Valley Bank.

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
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of June 30, 2016. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of June 30, 2016, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of June 30, 2016. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of June 30, 2016 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
Foreign Currency Risk
Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. We sell our Algenist® products in Europe and conduct operations in Brazil. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and/or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and the Solazyme Bunge JV (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. The assets and liabilities of the Solazyme Bunge JV are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in the Solazyme Bunge JV and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on the Solazyme Bunge JV's financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. A hypothetical 10% adverse change in foreign currency exchange rate would have had a $0.7 million impact on our net loss for the six months ended June 30, 2016. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.
Commodity Price Risk
Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock, and fuel in connection with our blended fuels marketing and commercial development programs. A hypothetical 10% change in the cost of plant sugar feedstock would have had approximately a $0.2 million impact on our share of loss from equity method investment in the Solazyme Bunge JV for the six months ended June 30, 2016. We have not historically hedged the price volatility of plant sugar feedstock. Also, fluctuations in the prices of petroleum or certain plant oils may also impact our business to the extent our products compete with petroleum or plant-oil-derived products. In the future, we may manage our exposure to these risks by hedging the price volatility of such products, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock. See also “Risk Factors-Risks Related to Our Business and Industry," A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.

Item 4.	Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are an emerging growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, the majority of which have been derived from sales of our skin and personal care products through our Algenist business, which we agreed to sell to a third party in August 2016. We expect a significant portion of our future revenues to come from commercial sales in food, nutrition, and specialty personal care ingredients.
We have incurred substantial net losses since our inception, including a net loss of $54.0 million during the six months ended June 30, 2016. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of June 30, 2016, we had an accumulated deficit of $663.9 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below) and other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
We have had only limited product sales to date, the majority of which have been derived from our Algenist business, which we agreed to sell to a third party in August 2016, and sales of our ingredients and other products have not historically generated positive gross margins. If we are not successful in replacing sales of Algenist products with sales of our other products at acceptable prices, further advancing our existing commercial arrangements with strategic partners, developing new arrangements, ramping up or otherwise increasing our manufacturing capacity and securing reliable access to sufficient volumes of low-cost feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology.
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
We have committed, and intend to continue to commit, substantial resources, alone or with collaboration partners, to the development and analysis of new oils and other microalgae-based products by applying classical and recombinant technology to our microalgae strains. There is no guarantee that we will be successful in creating new oil profiles, or other microalgae-based products, that we, our customers, our partners or their customers desire. There are significant technological hurdles in successfully applying recombinant and other technology to microalgae, and if we are unsuccessful at developing microalgae strains that produce desirable oils and other microalgae-based products, the number and size of the markets we will be able to address will be limited, our expected profit margins could be reduced and the potential profitability of our business could be compromised.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) (“JV BNDES Loan”) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. In April 2016, we replaced the letter of credit issued by HSBC Bank, USA, National Association (“HSBC”) in connection with the JV BNDES Loan with a standby letter of credit issued by Silicon Valley Bank (“SVB SLOC”) in favor of Itaú Unibanco S.A. (“Itaú”). The SVB SLOC supports a bank guarantee issued by Itaú on our behalf to BNDES in connection with the JV BNDES Loan and is supported by a $12.9 million letter of credit facility we entered into with Silicon Valley Bank in June 2016 (“SVB Facility”).
In addition, we may be required to provide a corporate guarantee of a portion of the JV BNDES Loan (in an amount that, when added to the amount supported by our bank guarantee, does not exceed our ownership percentage in the Solazyme Bunge JV). Negotiating the terms of the corporate guarantee documentation may take longer than anticipated and may contain terms that are not favorable to us. The Solazyme Bunge JV may in the future seek additional financing and may not be able to raise sufficient additional funds on favorable terms, if at all. If the Solazyme Bunge JV is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements either from existing sources or seek additional financing. The acquisition of the facility site by the Solazyme Bunge JV from Bunge has been completed. The purchase of any additional land by the Solazyme Bunge JV would be complex, subject to multiple approvals of governmental authorities and take time to complete.

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
We recently changed our name from Solazyme, Inc. to TerraVia Holdings, Inc and agreed to sell Algenist, our skin care business, to a third party. We are focusing on the commercialization of food ingredients, consumer food brands, animal nutrition and specialty personal care ingredients. In connection with this transition, we plan to reallocate capital and management attention away from activities in industrial products, including fuels, chemicals and oil field services, and we are currently seeking strategic alternatives with respect to these businesses. We may not succeed in finding a strategic alternative that we believe appropriately values these businesses. We and our management may spend more resources than anticipated in evaluating strategic alternatives or continuing these businesses, which could negatively impact our overall business. Moreover, we may be unable to consummate the closing of our sale of Algenist, and the minority interest in the Algenist business we expect to retain following the closing of the sale may not be successful and may lose some or all of its value.
In addition, we have announced the appointment of a new chief executive officer, effective upon the commencement of his employment with us. Concurrent with the new chief executive officer's commencement of employment, our current chief executive officer will cease to be our chief executive officer and will become our executive chairman of the board. The transition to a new chief executive officer may require more management and board attention than we anticipate, which could distract our management team and have a negative impact on our business results.
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

In the food, animal nutrition, fuels and chemicals markets, we have entered into a joint venture arrangement with Bunge that is focused on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a commercial supply agreement with Unilever. In the skin and personal care market, we have entered into arrangements with certain affiliates of Sephora S.A. (“Sephora”), QVC, Inc. and others. There can be no guarantee that we can successfully manage these strategic collaborations. Under our agreement with Sephora, we bear a significant portion of the costs and risk of marketing the products, but do not exercise sole control of marketing strategy. In some cases, we will need to meet certain milestones to continue our activities with these partners. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
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
We have entered into a joint venture with Bunge that is focused on the production of certain microalgae-based products in Brazil. In connection with the establishment of the Solazyme Bunge JV, we entered into a development agreement and other agreements with Bunge and the Solazyme Bunge JV. Since originally establishing the Solazyme Bunge JV, we have expanded the products and fields in which the joint venture is operating.

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
We and Bunge each provide various administrative services to the Solazyme Bunge JV, and Bunge also provides working capital to the Solazyme Bunge JV through a revolving loan facility. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays or cost overruns in connection with the ramp up and optimization of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the corporate guarantee in connection with the JV BNDES Loan. In addition, we will be required to maintain the required license, granted by the Sao Paulo State Environmental Department, to operate the production facility. Any negative event with respect to these issues would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay completion of the Solazyme Bunge JV facility and/or the expansion of the Solazyme Bunge JV’s capacity and the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.
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
In the food and nutrition market and in the animal nutrition market, our food ingredients and products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. If consumer packaged goods companies do not accept our food ingredients as ingredients for their widely distributed finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected. Customers in the nutrition market also may require lengthy and complex qualification procedures with respect to our products, our manufacturing capabilities, regulatory issues and other matters. Likewise, in the animal nutrition market, if customers are not willing to integrate our products into their animal nutrition products, our business will be adversely affected.
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
In the oil field services market, our Encapso® product competes with incumbent drilling lubricants and other specialty lubricants. Potential customers may be reluctant to adopt an algae-based product because of their unfamiliarity with our technology. Our Encapso® product has been subjected only to a limited number of on-site drilling trials, and certain customers may require further data and operating history prior to committing to purchase.
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
We may be subject to product liability claims and other claims of our customers, partners and third parties.
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
In addition, our customers, partners and third parties may bring suits against us alleging damages for the failure of our products to meet stated claims, specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers. Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it may exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are highly dependent upon a number of key members of our senior management, including manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at any time. The loss of the services of one or more of our key employees, or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. In addition, the restructurings that we implemented in December 2014 and January 2016 could have an adverse impact on our ability to retain and recruit qualified personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.
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

Our food and nutrition products are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), state and local agencies and similar agencies outside the United States. In the U.S., food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A GRAS self-determination can be made with respect to a substance by its manufacturer upon the receipt of an opinion from a panel of qualified experts who determine that the substance is GRAS for its intended conditions of use. A GRAS Notice for one algae oil was submitted to the FDA in June 2011, and a “no questions” letter was received from the FDA in June 2012. A GRAS Notice for each of whole algae flour and whole algae protein was submitted to the FDA, and a “no questions” letter was received from the FDA in 2013 for whole algae flour, in 2014 for whole algae protein and in 2015 for our second algae oil, an oleic algae oil. If the FDA were to disagree with the conclusions in future GRAS Notices, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. In Brazil, we submitted applications to the Brazilian Health Surveillance Agency (ANVISA) for approval of various food products. We received food approval with no restrictions for our whole algae flour in July 2015. In Canada, we received a Letter of No Objection for whole algae flour in February 2016. Other products may or may not be approved in the future. Any significant delay or disapproval of our food products by ANVISA, Health Canada or other government agencies in these or other countries would adversely affect our food and nutrition business in these and other countries.
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
The sale of ingredients for use in animal feed is regulated by agencies including the FDA's Center for Veterinary Medicine (“CVM”). Regulatory requirements for suitability must be met by providing data from studies, which may cause delays and the incursion of additional costs. Any significant delay or disapproval by government agencies of our animal nutrition products would have an adverse effect on our business.
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
We expect that our food, nutrition, animal nutrition and skin and personal care products will compete with providers in both the specialty, mass food ingredient and animal nutrition markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette Frères, S.A., are larger than we are, have well-developed distribution systems and networks for their products and have valuable historical relationships with the potential customers and distributors we hope to serve. We may also compete with companies seeking to produce food, nutrition and animal nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of food, nutrition and animal nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products. We believe the primary competitive factors in the food, nutrition, animal nutrition and skin and personal care product markets are product performance, cost-in-use, sustainability, and availability of supply.
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
We expect that our Encapso® product will compete with incumbent drilling lubricant products that are marketed by larger companies with significantly greater resources and experience. Such competitors compete vigorously on fluids performance and price. These companies have broad product and service offerings in addition to their drilling fluids. These larger companies may attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer. We may also compete with regional companies that compete on price, performance and local relationships. Our success in this target market will depend on our ability to effectively compete with these established companies. If we are unable to do so effectively, our business could be harmed and certain of our strategic alternatives could be adversely impacted.
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

•	delays or greater than anticipated expenses associated with the provision of key support and/or operational services to manufacturing facilities;

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing regulations and policies that impact the fuel, chemical, food, nutrition and skin and personal care, and oil field services markets;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to transition out of businesses that we may divest;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of June 30, 2016, approximately $57.5 million aggregate principal amount of the 2018 Notes was outstanding and approximately $148.1 million aggregate principal amount of the 2019 Notes was outstanding. We have also entered into a loan and security agreement with SVB that provides for a $12.9 million letter of credit facility and supports the SVB SLOC issued by SVB in favor of Itaú in connection with the JV BNDES Loan.
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
As of June 30, 2016, our total consolidated indebtedness was $205.5 million . Of our $205.5 million of indebtedness, none is currently secured. We also may be required to provide a corporate guarantee with respect to the portion of the JV BNDES loan that, when added to our bank guarantee, does not exceed our percentage ownership in the Solazyme Bunge JV.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the 2018 Notes and 2019 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the 2018 Notes and the 2019 Notes that could have the effect of diminishing our ability to make payments on the notes when due. The SVB Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
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

If we are unable to complete the previously announced sale of our Algenist business in a timely manner, or at all, our business could suffer. Even if we complete this transaction, the transaction involves risks, and we may not be able to realize the anticipated benefits from the transaction, which could have a material adverse effect on our results of operations or financial condition.
On August 2, 2016, we entered into a Contribution Agreement (the “Contribution Agreement”) with TCP Algenist LLC, a Delaware limited liability company (“Buyer”) and Algenist Holdings, Inc., a Delaware corporation (“Algenist Holdings”). Pursuant to, and subject to the terms and conditions of, the Contribution Agreement, we agreed to sell our Algenist business to Algenist Holdings in exchange for $20.2 million in cash (subject to working capital closing adjustments), 601,969 shares of common stock of Algenist Holdings (amounting to approximately 20% of its outstanding capital stock) and the assumption of substantially all of the liabilities related to the Algenist business by Algenist Holdings (collectively, the “Transaction”). The consummation of the Transaction is subject to certain specified closing conditions, including the receipt of certain required consents and other customary closing conditions and is expected to close in the third quarter of 2016, except that the transfer of certain delayed assets may occur at a later date as specified in the Agreement. If the Transaction is not consummated or the closing of the Transaction is delayed for any reason, our business, financial position and liquidity could be materially adversely affected. Moreover, the process of closing the Transaction and/or providing Algenist Holdings with agreed upon transition services following the closing of the Transaction could result in diversion of internal resources from our core businesses.
The Contribution Agreement includes restrictions on the conduct of our business prior to the completion of the sale, generally requiring us to conduct our business in the ordinary course and preventing us from taking specified actions without Buyer’s approval. These and other contractual limitations in the Contribution Agreement may delay, restrict or prevent us from responding effectively to competitive pressures, industry developments or future business opportunities that may arise during the pre-closing period, even if management believes they are advisable. Restrictions in the Contribution Agreement may also limit our ability to pursue otherwise attractive business opportunities or strategic alternatives.
Even if we complete the Transaction, we may not be able to realize the anticipated benefits from the transaction. Upon the close of the Transaction, we will retain an ownership interest in the Algenist business of approximately 20% and expect to continue to supply active ingredients formulated in the Algenist product line to Algenist Holdings. However, we will not control the Algenist business following closing, including with respect to the operation of the business or the amount or timing of resources that Buyer devotes to the Algenist business or this supply arrangement. Our minority interest in the Algenist business and supply arrangement with Algenist Holdings following the closing of the Transaction may not provide us with an adequate return on investment and our investment may lose some or all of its value.
In addition, under the terms of the Contribution Agreement, subject to certain limitations, we have agreed to indemnify Buyer and certain other parties against breaches of our representations, warranties or covenants in the Contribution Agreement and other specified damages, and certain liabilities related to the Algenist business not expressly assumed by Algenist Holdings. If Buyer makes a claim for indemnification against us, we may incur expenses to contest or resolve the claim (including indemnifiable damages for third party claims, if adversely decided) that could adversely affect our financial results.
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
If we elect to raise additional funds through equity offerings or offerings of equity-linked securities, our stockholders would likely experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. For example, the SVB Facility contains financial covenants that, if breached, would require us to secure our obligations thereunder. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary for us to share a portion of the margin from the sale of our products. We may also be required to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.
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
Our management has concluded that there were no material weaknesses in our internal controls over financial reporting as of June 30, 2016. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes, and the conversion of our Series A preferred stock. See Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 14 in the accompanying notes to our unaudited interim condensed consolidated financial statements for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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
We do not anticipate paying cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, which may never occur, would provide a return to stockholders. Our SVB Facility restricts our ability to pay cash dividends, and we may be subject to additional dividend restrictions under the terms of future indebtedness. Investors seeking cash dividends should not invest in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35189	May 12, 2016	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	S-3	333-212448	July 8, 2016	3.3
3.3	Amended and Restated Bylaws	8-K	001-35189	May 12, 2016	3.2
10.1	Loan and Security Agreement, dated as of June 28, 2016 between Silicon Valley Bank and TerraVia Holdings, Inc.					X
10.2	Standby Letter of Credit Agreement dated as of April 12, 2016 between Silicon Valley Bank and Solazyme, Inc.					X
10.3	Bank Services Pledge Agreement dated as of April 12, 2016 between Silicon Valley Bank and Solazyme, Inc.					X
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
TerraVia Holdings, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: August 8, 2016