Form 10-Q
period 2016-09-30
TerraVia Holdings, Inc.
filed 2016-11-04
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at November 1, 2016
Common Stock, $0.001 par value per share	90,203,008 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except share and per share amounts
Unaudited

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$60,027	$46,966
Marketable securities available-for-sale	27,771	51,009
Accounts receivable, net	1,150	2,647
Inventories	3,915	3,212
Current assets of discontinued operations	—	13,389
Prepaid expenses and other current assets	1,566	1,721
Total current assets	94,429	118,944
Property, plant and equipment, net	23,962	25,996
Equity method investments	37,559	35,910
Noncurrent assets of discontinued operations	—	348
Other assets	1,151	774
Total assets	$157,101	$181,972
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,516	$4,951
Accrued liabilities	11,994	13,306
Deferred revenue	5,945	4,159
Current liabilities of discontinued operations	—	2,914
Total current liabilities	22,455	25,330
Deferred revenue	—	500
Convertible debt	191,651	202,015
Noncurrent liabilities of discontinued operations	—	26
Other liabilities	1,254	576
Total liabilities	215,360	228,447
Commitments and contingencies (Note 16)
Convertible preferred stock, par value $0.001—5,000,000 shares authorized; 26,850 and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25,749	—
Stockholders’ deficit:
Common stock, par value $0.001—225,000,000 and 150,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 88,110,857 and 81,734,078 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	88	82
Additional paid-in capital	616,099	585,679
Accumulated other comprehensive loss	(15,846)	(22,331)
Accumulated deficit	(684,349)	(609,905)
Total stockholders’ deficit	(84,008)	(46,475)
Total liabilities, convertible preferred stock and stockholders’ deficit	$157,101	$181,972
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except share and per share amounts
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product revenues	$709	$2,251	$2,866	$7,977
Research and development programs	3,601	2,266	10,780	9,483
Total revenues	4,310	4,517	13,646	17,460
Costs and operating expenses:
Cost of product revenues	884	2,411	3,038	7,775
Research and development	7,708	13,207	24,215	38,508
Sales, general and administrative	11,169	15,143	33,645	47,966
Restructuring charges	216	(21)	1,455	372
Total costs and operating expenses	19,977	30,740	62,353	94,621
Loss from continuing operations before other income (expense):	(15,667)	(26,223)	(48,707)	(77,161)
Other income (expense):
Interest and other income, net	562	317	1,174	715
Interest expense	(3,460)	(3,540)	(10,427)	(10,623)
Debt conversion expense	(3,242)	—	(5,027)	—
Loss from equity method investments	(6,378)	(5,916)	(16,608)	(18,291)
Change in fair value of derivative liabilities	—	176	82	27
Total other expense, net	(12,518)	(8,963)	(30,806)	(28,172)
Loss from continuing operations before income taxes	(28,185)	(35,186)	(79,513)	(105,333)
Benefit from income taxes	(1,839)	—	(1,839)	—
Loss from continuing operations	(26,346)	(35,186)	(77,674)	(105,333)
Income (loss) from discontinued operations, net of tax	5,852	268	3,230	(1,421)
Net loss	$(20,494)	$(34,918)	$(74,444)	$(106,754)
Net income (loss) per share, basic and diluted:
Continuing operations	$(0.31)	$(0.44)	$(0.93)	$(1.31)
Discontinued operations	0.07	0.01	0.04	(0.02)
Net loss per share, basic and diluted:	$(0.24)	$(0.43)	$(0.89)	$(1.33)
Weighted average number of common shares used in loss per share computation, basic and diluted	85,837,223	80,297,757	84,062,169	80,017,436
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(20,494)	$(34,918)	$(74,444)	$(106,754)
Other comprehensive income (loss), net:
Change in unrealized gain/loss on available-for-sale securities	(9)	16	6	206
Foreign currency translation adjustment	(243)	(8,305)	6,479	(12,560)
Other comprehensive income (loss)	(252)	(8,289)	6,485	(12,354)
Total comprehensive loss	$(20,746)	$(43,207)	$(67,959)	$(119,108)
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(74,444)	$(106,754)
Income (loss) from discontinued operations	3,230	(1,421)
Loss from continuing operations	(77,674)	(105,333)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,558	4,406
Non-cash benefit from income taxes	(1,839)	—
Net amortization of premiums on marketable securities	127	908
Amortization of debt discount and loan fees	1,969	1,900
Debt conversion expense	5,027	—
Warrant expense related to vesting of ADM Warrant	—	72
Provision for doubtful accounts	321	—
Non-cash restructuring charges	—	372
Stock-based compensation expense	8,961	11,533
Loss from equity method investments	16,608	17,896
Change in fair value of derivative liabilities	(82)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(1,530)	(2,970)
Inventories	(703)	2,252
Prepaid expenses and other assets	(184)	5
Accounts payable	(766)	(278)
Accrued liabilities	(1,151)	(1,651)
Deferred revenue	1,285	77
Other current and long-term liabilities	679	4,875
Net cash used in operating activities — continuing operations	(45,394)	(65,963)
Net cash used in operating activities — discontinued operations	(4,107)	(3,057)
Net cash used in operating activities	(49,501)	(69,020)
Investing activities:
Purchases of property, plant and equipment	(1,488)	(942)
Proceeds from the sale of equipment	—	119
Purchases of marketable securities	(2,707)	(23,349)
Maturities of marketable securities	22,665	86,952
Proceeds from sales of marketable securities	3,331	31,277
Capital contributions to Solazyme Bunge JV	(7,798)	(19,494)
Restricted certificates of deposit	—	181
Net cash provided by investing activities — continuing operations	14,003	74,744
Net cash provided by (used in) investing activities — discontinued operations	19,065	(220)
Net cash provided by investing activities	33,068	74,524
Financing activities:
Proceeds from the issuance of common stock	2,291	720
Proceeds from issuance of preferred stock, net of offering costs	27,044	—
Other	—	(38)
Net cash provided by financing activities	29,335	682
Effect of exchange rate changes on cash and cash equivalents	159	(633)
Net increase in cash and cash equivalents	13,061	5,553
Cash and cash equivalents — beginning of period	46,966	42,689
Cash and cash equivalents — end of period	$60,027	$48,242
Supplemental disclosures of cash flow information:
Interest paid in cash, net of capitalized interest	$7,311	$7,438
Non-cash investing and financing activities:
Unpaid closing costs on sale of discontinued operations	$228	$—
Non-cash issuance of common stock options for offering costs	$335	$—
Issuance of common stock to settle restructuring liabilities	$1,205	$—
Exchange of convertible debt for common stock pursuant to inducement:
Convertible debt exchanged	$12,671	$—
Issuance of common stock	$16,298	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Nature of Business—TerraVia Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 2003. The Company produces food, nutrition and specialty ingredients from algae. In May 2016, the Company changed its name from “Solazyme, Inc.” to “TerraVia Holdings, Inc.”, and changed its Nasdaq ticker listing symbol from SZYM to TVIA.
The Company’s proprietary technology uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The Company has developed and is commercializing products for food and nutrition ingredients, animal nutrition ingredients and specialty personal care applications and its products can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants and animal fats. The Company's technology platform harnesses the oil and protein-producing characteristics of microalgae and the Company is able to tailor the composition of its oils, powders and other bioproducts to address specific customer requirements. The Company uses standard fermentation equipment to convert sugars into the desired end product. By feeding plant-based sugars to the Company’s proprietary microalgae in enclosed fermentation tanks, the Company is in effect utilizing “indirect photosynthesis.”
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
Discontinued Operations—As further described in Note 3, on August 16, 2016 the Company sold its Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc. in exchange for $20.2 million in cash (before $1.4 million closing costs), 19.9% of the fully diluted equity of Algenist Holdings, Inc. and the assumption of substantially all of the liabilities related to the Algenist skincare business by Algenist Holdings, Inc. The Algenist skincare business was previously presented as an operating segment. The results of operations and financial position of Algenist have been presented as discontinued operations for all periods. Unless otherwise noted, the notes to the unaudited condensed consolidated financial statements pertain to continuing operations.
Liquidity—The Company has incurred substantial net losses since its inception; the Company incurred net losses of $74.4 million and $106.8 million during the nine months ended September 30, 2016 and 2015, respectively. Accumulated deficit was $684.3 million as of September 30, 2016. Net cash used in operating activities was $49.5 million and $69.0 million during the nine months ended September 30, 2016 and 2015, respectively. Cash and cash equivalents and marketable securities available for sale were $87.8 million as of September 30, 2016.

The Company is an emerging growth company with a limited operating history. The Company is relatively early in commercializing its food, nutrition and specialty ingredient products. To date, a substantial portion of revenues has consisted of funding from third party collaborative research agreements and government grants. The Company has generated limited revenues from commercial sales.

Net losses may continue as the Company ramps up manufacturing capacity and builds out its product pipeline. The Company expects to incur additional costs and expenses related to the continued development and expansion of its business, including research and development, the operation of its facility in Peoria, Illinois ("Peoria Facility"), and the ramp up and operation of the commercial production facility in Brazil ("Solazyme Bunge JV") through its joint venture with Bunge Global Innovation, LLC (together with its affiliates, "Bunge").

The Company, along with its development and commercialization partners, needs to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. The Company’s failure to generate sufficient revenues, achieve adequate gross margins, control operating costs or raise sufficient additional funds may require it to modify, delay or abandon its planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. The Company may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to the Company’s operations. There can be no assurance that any additional financing will be available or on acceptable terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Solazyme Bunge JV is a variable interest entity ("VIE") that is 50.1% owned by the Company and 49.9% owned by Bunge. The Company determined that it was not required to consolidate the 50.1% ownership in this joint venture and, therefore, accounts for this joint venture under the equity method of accounting (see Note 12). The Company owns 19.9% of Algenist Holdings, Inc. which is accounted for under the equity method of accounting (see Note 3).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. Certain reclassifications and changes in presentation were made to the 2015 condensed consolidated financial statements to conform to the 2016 presentation.
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for other interim periods or future years.
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
Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, in March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. This guidance requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods or services. In May 2016, the FASB issued ASU No. 2016-12, Narrow Scope Improvements and Practical Expedients, which provides for improvements to the guidance on collectability, noncash consideration and completed contracts, and provides a practical expedient for contract modifications upon adoption of the updated guidance under ASC 606. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted, but not before December 15, 2016, and are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently assessing the potential impact of this new guidance on its consolidated financial statements.

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

3. SALE OF ALGENIST AND DISCONTINUED OPERATIONS
On August 16, 2016, the Company sold its Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc., in exchange for $18.8 million in cash, net of closing costs, 19.9% of the fully diluted equity of Algenist Holdings, Inc. and the assumption of substantially all of the liabilities related to the Algenist skincare business by Algenist Holdings, Inc.
The gain on the sale of Algenist was as follows (in thousands):

Cash received, net of closing costs	$18,836
19.9% interest in Algenist at fair value	1,600
20,436
Net assets sold (primarily working capital)	(11,763)
Gain on sale of Algenist before income taxes	$8,673
The summary comparative financial results of the Algenist discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$2,204	$6,882	$13,674	$18,284
Costs and operating expenses:
Cost of product revenues	936	2,159	4,724	5,826
Sales, general and administrative	2,233	4,453	12,525	13,879
Total costs and operating expenses	3,169	6,612	17,249	19,705
Income (loss) before other expense	(965)	270	(3,575)	(1,421)
Other expense	(17)	(2)	(29)	—
Gain on sale of Algenist	8,673	—	8,673	—
Income (loss) from discontinued operations before income taxes	7,691	$268	$5,069	$(1,421)
Income tax provision	1,839	—	1,839	—
Income (loss) from discontinued operations	$5,852	$268	$3,230	$(1,421)
Assets and liabilities related to Algenist presented as discontinued operations as of December 31, 2015 were as follows (in thousands):

Accounts receivable	$1,941
Inventories	8,806
Prepaid expenses and other current assets	2,642
Current assets of discontinued operations	$13,389
Property, plant and equipment, net	$348
Accounts payable	$2,065
Accrued liabilities	849
Current liabilities of discontinued operations	$2,914
Noncurrent liabilities of discontinued operations	$26

4. BASIC AND DILUTED NET LOSS PER SHARE
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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015, as their effect was anti-dilutive:

	September 30,
	2016	2015
Options to purchase common stock	13,200,266	10,252,607
Restricted stock units	1,403,888	1,525,736
Warrants to purchase common stock	750,000	1,250,000
Shares of common stock to be issued upon conversion of Series A Preferred Stock	13,425,000	—
Shares of common stock to be issued upon conversion of convertible debt ("Notes")	17,320,971	18,790,996
Total	46,100,125	31,819,339
The table above does not reflect early conversion payment features of the Notes (see Notes 9 and 15) that may be settled, at the Company’s election, in cash or, subject to satisfaction of certain conditions, in shares of the Company’s common stock.

5. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(22,333)	$2	$(22,331)
Other comprehensive income	6,479	6	6,485
Balance at September 30, 2016	$(15,854)	$8	$(15,846)

6. SEGMENT INFORMATION
As further described in Note 3, on August 16, 2016 the Company sold its Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc. in exchange for $20.2 million in cash (before $1.4 million closing costs), 19.9% of the fully diluted equity of Algenist Holdings, Inc. and the assumption of substantially all of the liabilities related to the Algenist skincare business by Algenist Holdings, Inc. As a result, all Algenist amounts have been included as discontinued operations for all periods presented, and Ingredients and Other is the sole operating segment. Prior to the sale of Algenist, the Company had two operating segments for financial statement reporting purposes: Algenist and Ingredients and Other.

7. RESTRUCTURING CHARGES

In October 2015, the Company made a strategic decision to terminate its manufacturing agreements at the Archer Daniels Midland Company ("ADM") Clinton and American Natural Processors ("ANP") Galva facilities to better align the Company's immediate production assets with its operating strategy while minimizing production costs. As part of the Company's continuing strategy to focus its operations on targeted, higher-value product categories, the Company streamlined operations by reducing workforce by approximately 20% in January 2016. Restructuring activities for the nine months ended September 30, 2016 were as follows (in thousands):

	Liability as of December 31, 2015	2016 Expense	Deductions/Payments	Liability as of September 30, 2016
Other exit costs	$3,400	$254	$(3,402)	$252
Employee termination costs	—	1,201	(1,175)	26
Total	$3,400	$1,455	$(4,577)	$278

8. MARKETABLE SECURITIES AVAILABLE-FOR-SALE
Marketable securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$16,404	$9	$(6)	$16,407
Asset-backed securities	4,857	1	(3)	4,855
Government and agency securities	3,517	5	—	3,522
Mortgage-backed securities	2,195	8	(7)	2,196
Municipal bonds	790	1	—	791
Total	$27,763	$24	$(16)	$27,771

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$25,608	$122	$(73)	$25,657
Asset-backed securities	12,424	—	(31)	12,393
Mortgage-backed securities	4,800	2	(23)	4,779
Government and agency securities	5,705	16	(9)	5,712
Municipal bonds	2,470	—	(2)	2,468
Total	$51,007	$140	$(138)	$51,009

The following table summarizes the amortized cost and fair value of the Company’s marketable securities, classified by maturity as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable securities
Due in 1 year or less	$17,372	$17,374	$17,783	$17,870
Due in 1-2 years	5,277	5,284	15,900	15,858
Due in 2-3 years	2,754	2,753	7,959	7,934
Due in 3-4 years	140	140	2,399	2,408
Due in 4-9 years	917	919	2,844	2,843
Due in 9-20 years	931	929	1,397	1,394
Due in 20-35 years	372	372	2,725	2,702
	$27,763	$27,771	$51,007	$51,009
Marketable securities classified as available-for-sale are carried at fair value as of September 30, 2016 and December 31, 2015. Realized gains and losses from sales and maturities of marketable securities were not significant in the periods presented.
The aggregate fair value of available-for-sale securities with unrealized losses was $12.5 million as of September 30, 2016. Gross unrealized losses on available-for-sale securities were $16,000 as of September 30, 2016, and the Company believes the gross unrealized losses are temporary. In determining that the decline in fair value of these securities was temporary, the Company considered the length of time each security was in an unrealized loss position and the extent to which the fair value was less than cost. The Company had $2.5 million of available-for-sale securities which had been in a continuous loss position for more than 12 months as of September 30, 2016. In addition, the Company intends to hold these securities. Hence it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following tables present the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$—	$4,689	$—	$4,689
Marketable securities:
Corporate bonds	—	16,407	—	16,407
Asset-backed securities	—	4,855	—	4,855
Government and agency securities	2,477	1,045	—	3,522
Mortgage-backed securities	—	2,196	—	2,196
Municipal bonds	—	791	—	791
	2,477	25,294	—	27,771
Total	$2,477	$29,983	$—	$32,460
Financial Liabilities
Fair value of early conversion feature of convertible debt	$—	$—	$—	$—

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$3	$18,900	$—	$18,903
Marketable securities:
Corporate bonds	—	25,657	—	25,657
Asset-backed securities	—	12,393	—	12,393
Mortgage-backed securities	—	4,779	—	4,779
Government and agency securities	3,722	1,990	—	5,712
Municipal bonds	—	2,468	—	2,468
	3,722	47,287	—	51,009
Total	$3,725	$66,187	$—	$69,912
Financial Liabilities
Fair value of early conversion feature of convertible debt	$—	$—	$82	$82
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three and nine months ended September 30, 2016 and 2015, the Company did not record impairment charges related to its cash equivalents and marketable securities, and the Company did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
As of September 30, 2016 and December 31, 2015, the carrying values of the Company’s accounts receivables and secured and unsecured debt obligations, excluding the Notes, approximated their fair values. The Company has estimated the fair value of the Notes to be $104.1 million at September 30, 2016, compared to a carrying value of $191.7 million. These estimates are based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg using a midmarket pricing convention (the midpoint price between bid and ask prices).

10. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$23	$180
Work in process	789	1,301
Finished goods	3,103	1,731
Total inventories	$3,915	$3,212

11. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Plant equipment	$25,233	$24,824
Building and improvements	5,811	5,810
Lab equipment	7,491	7,495
Leasehold improvements	2,602	1,866
Computer equipment and software	3,968	3,988
Furniture and fixtures	566	539
Land	430	430
Automobiles	194	194
Construction in progress	312	258
Total	46,607	45,404
Less: accumulated depreciation and amortization	(22,645)	(19,408)
Property, plant and equipment—net	$23,962	$25,996

12. INVESTMENT IN EQUITY METHOD INVESTMENTS
Solazyme Bunge JV
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
The Solazyme Bunge JV's operational focus from inception to date has been primarily to support the construction, ramp up and optimization of the commercial-scale production facility. While the Solazyme Bunge JV has incurred significant losses to date, the Company believes that long-term profitability will drive positive cash flows sufficient for the Company to recover its investment in the Solazyme Bunge JV.

In October 2015, the Company and Bunge entered into an amended and restated joint venture agreement to expand the Solazyme Bunge JV to add a worldwide focus on human food and animal nutrition. Also in October 2015, the Company and Bunge entered into an amended and restated Development Agreement under which the Company granted to the Solazyme Bunge JV a worldwide royalty-bearing, field-limited license to all of its technology that is necessary or useful for the manufacture of certain algae oil products. Concurrently with the entry into such agreements, the Company and the Solazyme Bunge JV entered into two funded research programs targeted at completing the development of additional products for the Solazyme Bunge JV. Pursuant to these agreements:

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

The Company contributed $7.8 million and $19.5 million to the Solazyme Bunge JV in the nine months ended September 30, 2016 and 2015, respectively. The Company also contributed $2.7 million and $5.5 million to the Solazyme Bunge JV in the nine months ended September 30, 2016 and 2015, respectively, through a reduction in the Company’s receivables due from the Solazyme Bunge JV.

Equity Accounting
The Company accounts for its interest in the Solazyme Bunge JV under the equity method of accounting. The Company's equity investment in the Solazyme Bunge JV was $36.0 million and $35.9 million as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized $16.6 million and $18.3 million of losses, respectively, related to its equity method investment in the Solazyme Bunge JV.
The Company has determined that the Solazyme Bunge JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses of the Solazyme Bunge JV. The optimization and ramping up of the Solazyme Bunge JV Plant is the activity of the Solazyme Bunge JV that most significantly impacts its current economic performance. Although the Company has the obligation to absorb losses and the right to receive benefits of the Solazyme Bunge JV that could potentially be significant to the Solazyme Bunge JV, each of the Company and Bunge has equally shared decision–making powers over certain significant activities of the Solazyme Bunge JV, including those related to the construction, optimization and ramping up of the Solazyme Bunge JV. Therefore, as of September 30, 2016, the Company does not consider itself to be the Solazyme Bunge JV’s primary beneficiary, and as such has not consolidated the financial results of the Solazyme Bunge JV. Consolidation may be required in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the Solazyme Bunge JV’s economic performance. The Company will continue to reassess its potential designation as the primary beneficiary of the Solazyme Bunge JV.

The following table summarizes the carrying amounts of the assets and liabilities included in the Company’s consolidated balance sheets and the maximum loss exposure related to the Company’s interest in the Solazyme Bunge JV as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(1)
Equity investment - Solazyme Bunge JV	$12	$563	$35,959	$—	$47,703

	As of December 31, 2015
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(2)
Equity investment - Solazyme Bunge JV	$12	$839	$35,910	$—	$45,692

(1)
Includes maximum exposure to loss attributable to the Company’s bank guarantee required to be provided for the Solazyme Bunge JV of $10.9 million and non-cancelable purchase obligations of $0.3 million (based on the exchange rate at September 30, 2016).

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
Summarized Financial Information
Summarized information on the Solazyme Bunge JV’s balance sheets and income statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015 respectively, was as follows (in thousands):

	As of September 30, 2016	As of December 31, 2015
Current assets	$13,829	$5,654
Property, plant and equipment, net	114,991	100,755
Recoverable taxes(1)	20,852	16,144
Total assets	$149,672	$122,553

Current liabilities	$41,929	$23,009
Noncurrent liabilities	42,966	43,054
JV’s partners’ capital, net	64,777	56,490
Total liabilities and partners’ capital, net	$149,672	$122,553

(1)Recoverable taxes are comprised of value-added taxes paid upon the acquisition of property, plant and equipment items and other goods and services, and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by the Solazyme Bunge JV in Brazil. The realization of these recoverable tax payments could take in excess of five years.

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$2,495	$953	$5,491	$1,611
Net losses	$(12,357)	$(11,435)	$(32,036)	$(34,610)
During 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank ("BNDES" or "BNDES Loan") under which it could borrow up to $75.4 million (based on the exchange rate as of September 30, 2016).

Outstanding borrowings were $55.6 million and $53.4 million as of September 30, 2016 and December 31, 2015, respectively. The Company has provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed the Company’s ownership percentage in the Solazyme Bunge JV). The BNDES funding has supported the construction of the Solazyme Bunge JV’s production facility. The term of the BNDES Loan is eight years and the loan has an average interest rate of approximately 4.0% per annum. As of September 30, 2016, the Company’s bank guarantee was in place and the corporate guarantee was not in place. The fees incurred on the cancelable bank guarantee were not material during the three and nine months ended September 30, 2016 and 2015.
Impairment Assessment
The Company assessed the recoverability of its equity investment in the Solazyme Bunge JV as of December 31, 2015 using a discounted cash flow analysis. Based upon such analysis, the Company expects to recover the carrying amount of its equity investment and concluded that its equity investment was not impaired. The Company is not aware of any events since that assessment was done that would indicate its equity investment was impaired as of September 30, 2016.
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
Algenist Holdings, Inc.
As further described in Note 3, on August 16, 2016 the Company sold its Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc. in exchange for $20.2 million in cash (before $1.4 million closing costs), 19.9% of the fully diluted equity of Algenist Holdings, Inc. and the assumption of substantially all of the liabilities related to the Algenist skincare business by Algenist Holdings, Inc. The Company recognized the 19.9% ownership interest in Algenist Holdings, Inc. at fair value on the date of closing of the transaction. After the sale, the Company considers that it has sufficient influence over Algenist Holdings, Inc. to require equity accounting. Hence the Company recognizes its proportionate share of the earnings (losses) of Algenist Holdings, Inc. under the equity method of accounting within results of continuing operations.

The Company's investment in Algenist Holdings, Inc. included in equity method investment assets on the condensed consolidated balance sheet was $1.6 million as of September 30, 2016, and the Company's equity income from its investment in Algenist Holdings, Inc. for the period from August 16, 2016 to September 30, 2016 was de minimis.

13. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation and related liabilities	$4,737	$5,614
Accrued interest	4,168	3,495
Accrued restructuring costs	278	3,400
Other accrued liabilities	2,811	797
Total accrued liabilities	$11,994	$13,306

14. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS, DISTRIBUTION AGREEMENTS, AND LICENSES
The Company has entered into multiple joint research and development agreements with Unilever, which expanded its research and development efforts. In September 2013, the Company and Unilever entered into a commercial supply agreement for at least 10,000 MT of the Company’s algae oil. In May 2014, Unilever announced the initial introduction of the Company's sustainable algae oil into one of its biggest soap brands, Lux.
In March 2016, the Company entered into a multi-year global supply agreement with Unilever, which includes a broad portfolio of its algae oils for Unilever to purchase. Production of these oils will take place at the Solazyme Bunge JV facility in Brazil and pricing terms are based upon variable production cost plus a defined contribution margin. The agreement contains certain minimum and maximum sales volumes and is subject to other terms and conditions. Unilever is a strategic development partner and customer for the Company. The Company intends to continue managing the strategic relationship with Unilever and has assigned the rights and responsibilities to deliver against the current supply agreement to the Solazyme Bunge JV, and accordingly revenue related to the Unilever supply agreement was recognized by the Solazyme Bunge JV in the three and nine months ended September 30, 2016. The Company expects to formalize the assignment agreement with the Solazyme Bunge JV.

15. DEBT
A summary of the Company’s debt as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Convertible debt:
2018 Notes	$50,389	$61,632
2019 Notes	148,072	149,500
Total debt	198,461	211,132
Add:
Fair value of embedded derivative	—	82
Less:
Unamortized debt discount	(6,498)	(8,749)
Debt issuance costs	(312)	(450)
Long-term portion of debt	$191,651	$202,015
The Company was in compliance with all debt covenants as of September 30, 2016 and December 31, 2015.

Convertible Senior Subordinated Notes -2018 Notes—As of September 30, 2016, the Company had $50.4 million aggregate principal amount outstanding of 6.00% Convertible Senior Subordinated Notes due 2018 ("2018 Notes"). The 2018 Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year. The 2018 Notes are convertible into the Company’s common stock and may be settled as described below. The 2018 Notes will mature on February 1, 2018, unless earlier repurchased or converted. The Company may not redeem the 2018 Notes prior to maturity.
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

Convertible Senior Subordinated Notes - 2019 Notes— As of September 30, 2016, the Company had $148.1 million aggregate principal amount outstanding of 5.00% Convertible Senior Subordinated Notes due 2019 ("2019 Notes"). The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2019 Notes are convertible into the Company's common stock and may be settled early as described below. The 2019 Notes will mature on October 1, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Notes prior to maturity.
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes will initially be convertible at a conversion rate of 75.7576 shares of the Company's Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of the Company's Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where the Company may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at the Company’s election, in cash or shares of the Company's common stock.
Debt Conversion —During the nine months ended September 30, 2016, the Company exchanged 2018 and 2019 Notes totaling approximately $12.7 million by issuing 3,459,567 new shares (including 1,544,039 inducement shares) of the Company's common stock. The Company recorded a non-cash debt conversion expense of approximately $3.2 million and $5.0 million related to the exchange in the three and nine months ended September 30, 2016, respectively. As of September 30, 2016 accrued liabilities included accrued debt conversion liabilities of $1.1 million for the exchange of Notes that were agreed to as of September 30, 2016, and Notes payable was reduced by $3.8 million when the final transaction settled in October 2016.
SVB Standby Letter of Credit and Loan and Security Agreement—In the second quarter of 2016, the Company and Silicon Valley Bank entered into an agreement ("SVB Agreement") that provides for a $12.9 million letter of credit facility (the “Facility”) denominated in U.S. dollars or a foreign currency. On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (“SVB SLOC”) to support a bank guarantee issued on behalf of the Company to BNDES in connection with the loan agreement entered into in 2013 between BNDES and the Solazyme Bunge JV. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the “Scotia Bank Confirmation”) on behalf of Silicon Valley Bank. The Company is required to pay fees of 1.5% and 0.7% of the collateral per annum related to the SVB SLOC and the Scotia Bank Confirmation, respectively. The Company is also required to pay a fee of 1.99% of the collateral per annum for the issuance of the bank guarantee to BNDES. The Company is subject to customary events of default under the SVB Agreement. The Company has not recorded any liability for this guarantee as of September 30, 2016, as the probability of performance is considered to be not sufficient to justify a liability.
Under the SVB Agreement, the Company is subject to financial covenants and covenants related to our 2018 Notes and 2019 Notes, as well as customary negative covenants. The SVB Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.
16. COMMITMENTS AND CONTINGENCIES
Legal Matters
Securities Class Action Litigation
In June 2015, a securities class action complaint entitled Norfolk County Retirement System v. Solazyme, Inc. et al. was filed against the Company, its then CEO, Jonathan Wolfson, its CFO/COO, Tyler Painter, certain of its current and former directors, and the underwriters of its March 2014 equity and debt offerings, Goldman, Sachs & Co., Inc. and Morgan Stanley & Co. LLC, in the U.S. District Court for the Northern District of California (the “Securities Class Action”).  The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired the Company's securities (i) between February 27, 2014 and November 5, 2014 and (ii) pursuant and/or traceable to the Company's public equity and debt offerings in March 2014. The complaint alleges that investors were misled by statements made during that period about the construction progress, development, and production capacity associated with the production facility located in Brazil owned by the Company’s joint venture, Solazyme Bunge Produtos Renovaveis Ltda.  An amended complaint was filed in December 2015. The Company filed a Motion to Dismiss the action in February 2016 that was heard in May 2016. The Company believes the complaint lacks merit, and intends to defend itself vigorously.

Derivative Litigation
In July 2015, a complaint entitled Jim Bertonis, derivatively on behalf of Solazyme, Inc. v. Jonathan Wolfson et al. was filed in the Superior Court of California, County of San Mateo. In May 2016, a second, related derivative complaint, captioned Ben Wang, derivatively on behalf of Solazyme, Inc. v. Jonathan Wolfson et al, was filed in the same court. Both actions have been consolidated going forward as In re TerraVia Holdings, Inc. f/k/a Solazyme, Inc. Shareholder Litigation (the “State Derivative Action”). The complaints seek unspecified damages, purportedly on behalf of the Company, from certain of its current and former directors and officers. The complaints assert claims against these defendants for breach of fiduciary duty, unjust enrichment, and aiding and abetting. The complaints allege that these defendants are liable for making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. The State Derivative Action is based on substantially the same facts as the Securities Class Action described above. The State Derivative Action is presently stayed by court order through January 1, 2017. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiffs have not demonstrated standing to sue on its behalf.
In August 2015, a complaint entitled Gregory M. Miller, derivatively on behalf of Solazyme, Inc. v. Jonathan S. Wolfson et al. was filed in the U.S. District Court for the Northern District of California (the “Federal Derivative Action”). The complaint seeks unspecified damages, purportedly on behalf of the Company from certain of its current and former directors and officers. The complaint asserts claims against these defendants for breach of fiduciary duty and aiding and abetting. The complaint alleges that these defendants are liable for making allegedly false and misleading statements and omitting certain material facts in the Company's securities filings and other public disclosures. The Federal Derivative Action is based on substantially the same facts as the Securities Class Action and the State Derivative Action described above. The Federal Derivative Action is presently stayed pending resolution of the motion to dismiss in the Securities Class Action. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiff has not demonstrated standing to sue on its behalf.
Roquette Frères, S.A.

In September 2013, an arbitration (the “Roquette Arbitration”) was initiated with Roquette Frères, S.A. (“Roquette”) in connection with the dissolution of a joint venture between the Company and Roquette known as Solazyme Roquette Nutritionals L.L.C. (“SRN”). The Company sought a declaration that, in accordance with the terms of the joint venture agreement between the parties, the Company should be assigned all improvements made by or on behalf of SRN to the Company’s intellectual property. In February 2015 the arbitration panel released its decision, ordering, inter alia, the assignment to the Company of (i) all SRN patent applications, (ii) all SRN know-how related to high lipid algae flour and high protein algae powder and (iii) all Roquette patent applications filed since November 2010 relating to algae food and food ingredients, as well as methods for making and using them. In addition, the arbitration panel ordered Roquette to pay to the Company $2.3 million in legal costs and fees. The arbitration award was confirmed by order of the U.S. District Court for the District of Delaware in December 2015. Roquette has appealed the confirmation of the arbitration award to the U.S. Court of Appeals for the Third Circuit. Pending this appeal, the confirmation of the arbitration award was stayed by the U.S. District Court for the District of Delaware in January 2016 by an order wherein the Court granted not only a stay but also enjoined Roquette from pursuing any further commercialization of any technology arguably within the ambit of the arbitral decision, including the sale of products. The appeal was heard by the Third Circuit in September 2016 and the Company expects a decision by the end of 2016.
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
In February 2015 Roquette filed a second action against the Company in U.S. District Court for the District of Delaware for declaratory judgment related to the Roquette Arbitration. Roquette sought a declaration that (A) the order of the arbitrators in the Roquette Arbitration for more discovery and new hearings was unenforceable and (B) in the alternative, the proposed new discovery and hearings concerned an issue that was outside the scope of the arbitration. Other than seeking its attorney fees and costs in the action, Roquette did not make any monetary claims against the Company. The two Delaware actions were consolidated in February 2015. The Company filed its Answer to the second Complaint in February 2015, denying all claims made in the Complaint and all related prayers for relief. In addition, the Company cross-claimed for (x) confirmation of the arbitration award, (y) an order compelling Roquette to comply with the arbitration award and (z) damages for misappropriation of the Company’s trade secrets, misuse of the Company’s confidential information and breach of contract. In April 2015 Roquette filed motions for summary judgment in each of the two declaratory judgment actions commenced by Roquette and a motion to vacate the award rendered in the Roquette Arbitration, which included counterclaims alleging the Company misused certain Roquette trade secrets. The summary judgment motions made by Roquette were denied by the court in December 2015. All further proceedings under the declaratory actions have been stayed pending the Third Circuit appeal described above.
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

17. STOCK-BASED COMPENSATION
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards and the 2011 ESPP for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$2,550	$2,354	$6,185	$7,554
RSUs	967	1,061	2,987	3,913
ESPP	34	(160)	(211)	66
Stock-based compensation expense	$3,551	$3,255	$8,961	$11,533
Research and development	$682	$1,011	$1,983	$3,595
Sales, general and administrative	2,869	2,244	6,978	7,938
Stock-based compensation expense	$3,551	$3,255	$8,961	$11,533

18. CONVERTIBLE PREFERRED STOCK
In March 2016, the Company issued 27,850 shares of Convertible Preferred Stock for cash proceeds of $27.1 million, net of issuance costs of $0.8 million. Shares of the Series A Preferred Stock are convertible at the option of the holders into shares of the Company's common stock, at an initial conversion price of $2.00 per share, subject to customary adjustments in the event of stock splits and certain other changes to the Company’s capitalization. In July 2016, one of the holders of preferred stock converted 1,000 shares of Convertible Preferred Stock into 500,000 shares of the Company's common stock. This transaction resulted in an increase to common stock and additional paid in capital, and a decrease to convertible preferred stock of approximately $1.0 million. The Company has classified the convertible preferred stock as temporary equity in the condensed consolidated balance sheet as of September 30, 2016 due to the existence of certain change in control provisions that are not solely within the Company’s control.
The convertible preferred stock contains the following terms and conditions:

•
Dividends. The holders are entitled to participate equally and ratably with the Company's common stock in all dividends and distributions on an as-converted basis, subject to certain customary exceptions. The Preferred Stock will also rank senior to the Company's common stock.

•
Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain change of control transactions, each holder will be entitled to receive a liquidation preference before any distribution or payment is made to holders of the Company's common stock or any other security that ranks junior to the Preferred Stock.

•
Voting Rights. Holders will be entitled to vote together as a single class with the holders of the Company's common Stock on all matters submitted for a vote by holders of the Company's common stock, with each such holder of Preferred Stock being entitled to cast a number of votes equal to the number of whole shares of the Company's common stock issuable upon conversion of such Preferred Stock.

•
Board Representation. For so long the outstanding shares of Preferred Stock represent at least 5.0% of the Company’s outstanding voting power on an as-converted basis, the holders will have the right to designate a nominee for election to the Company’s Board of Directors, subject to certain exceptions.

•
Protective Provisions. For so long as at least 1,392 shares of Preferred Stock remain outstanding, the Company may not, without the approval of the holders of at least two-thirds of the then outstanding shares of Preferred Stock: (i) amend any provision of the Certificate of Designations or the Company’s Amended and Restated Certificate of Incorporation or bylaws so as to adversely affect the rights, preferences or privileges of the Preferred Stock; or (ii) declare or pay any divided on the Company's common stock, subject to certain customary exceptions. In addition, for so long as at least 11,140 shares of Preferred Stock remain outstanding, the Company may not, without the approval of the holders of at least two-thirds of the then outstanding shares of Preferred Stock, create, authorize or issue any equity securities senior to the Preferred Stock.

•
Mandatory Conversion. The Company can require the conversion of the outstanding shares of Preferred Stock if either the trading price of the Company's common stock is greater than three times the conversion price before the third anniversary of the Initial Closing or is greater than four times the conversion price thereafter, subject to certain customary conditions.

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
Forward-Looking Statements
The following discussion and analysis should be read together with our unaudited interim condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our strategy and expectations as to future financial and operating performance and focus, future selling prices and margins for our products, attributes and performance of our products, manufacturing capacity, expense levels, liquidity sources and our expectations regarding certain legal matters are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).
Overview
We are a food, nutrition and specialty ingredients company that harnesses the power of algae, the origin of all plants. Our innovative platform uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The inherent flexibility of our technology platform and the broad usage of these materials across multiple industries allow us to approach a wide range of customers across myriad end markets. We have streamlined our strategy to focus on food, nutrition and specialty ingredient products and began to more broadly commercialize these products in 2015, and in May 2016, we changed our name from “Solazyme, Inc.” to “TerraVia Holdings, Inc.”, and changed our Nasdaq ticker listing symbol from SZYM to TVIA. With the transition to the TerraVia brand and our refined focus on food, nutrition and specialty ingredients, we announced in March 2016 our intention to attract a new CEO with proven industry experience in food and nutrition to drive commercial growth. On August 8, 2016, we announced the appointment of Apu Mody as our Chief Executive Officer, effective upon the commencement of his employment with TerraVia, which occurred on August 22, 2016. Additionally, in August 2016, we sold our Algenist skincare brand, a transaction in line with our strategy to focus efforts on core growth engines in food, nutrition and specialty ingredients.
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
Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. These food oils have the potential to improve upon conventionally utilized specialty fats and oils and our high oleic algae oil has received an FDA generally recognized as safe (GRAS) "No Questions" letter. Currently, these oils are commercially available in our AlgaWise® branded food oil platform and in our consumer culinary oil Thrive® brand. In addition, we have developed novel methods of preparing powdered forms of triglyceride oils and vegan proteins, and our powdered ingredients are composed of unmodified whole algae cells. AlgaVia® Lipid Powder (commonly known as whole algae flour) and AlgaVia® Protein (commonly known as whole algae protein) are whole algae ingredients that can improve the nutritional profile of foods and beverages. AlgaVia® Lipid Powder is a new fat source that allows for the reduction or replacement of dairy fats, oils, and eggs. AlgaVia® Protein is a new vegan source of protein that is free of known allergens and gluten. Both AlgaVia® Lipid Powder and Protein can be used across a range of applications such as beverages (ready-to-drink and powdered), bakery, snacks, bars, dressings, sauces and frozen desserts and each ingredient received a FDA GRAS “No Questions” letter. In May 2016, we and Bunge announced that we launched a native, whole algae DHA, docosahexaenoic acid, a long chain omega-3 fatty acid as a sustainable specialty feed ingredient, prioritizing the aquaculture market.
Our manufacturing process is compatible with commercial-scale, widely-available fermentation and oil recovery equipment. We operate our lab and pilot fermentation and recovery equipment as scaled-down versions of our large commercial engineering designs, such as those used to perform development work under certain agreements with strategic partners and to fulfill commercial supply agreements. We have scaled up our technology platform and have successfully operated at lab (5-15 liter), pilot (600-1,000 liter), demonstration/small commercial (120,000 liter) and large commercial (approximately 500,000 liter and above) fermenter scale.
On August 16, 2016 we sold our Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc. Upon closing, we received approximately $18.8 million in cash, net of closing costs and a 19.9% ownership interest in Algenist Holdings Inc., which will be accounted for under the equity method. We expect to supply active ingredients formulated in the Algenist product line to Algenist. We have presented the historical results of Algenist as discontinued operations for all periods presented in this filing.
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
Results of Operations
Comparison of Three Months Ended September 30, 2016 and 2015
Revenues

	Three Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Revenues:
Product revenues	$709	$2,251	$(1,542)
Research and development programs	3,601	2,266	1,335
Total revenues	$4,310	$4,517	$(207)
Prior to the three months ended September 30, 2016, we had two reportable segments for financial statement reporting purposes: 1) Algenist, and 2) Ingredients and Other. The Algenist segment included sales of our Algenist® brand skin and personal care products. The Ingredients and Other segment includes sales of our food, nutrition and specialty ingredients; and also includes sales of our Industrial oils, Encapso® product, and fuel blend sales related to our fuels marketing and commercial development programs. Following the sale of our Algenist segment, we have a single operating segment, whose results are discussed in the following sections.
Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015	Change
	(In thousands)
Product revenues	$709	$2,251	$(1,542)
Cost of product revenues	884	2,411	(1,527)
Gross margin (loss)	$(175)	$(160)	$(15)
Gross margin %	(25)%	(7)%	(18)%
Product revenues decreased $1.5 million in the three months ended September 30, 2016 compared to the same period last year primarily due to decreased revenues related to our fuels marketing and commercial development program, Encapso® and industrial oil products, in line with our strategy to focus on high value oil and powder product sales.

During scale-up of the manufacturing process at the Archer Daniels Midland Company Clinton and American Natural Processors Galva facilities in 2015, and in our Peoria facility in 2016, certain production costs were charged to research and development and selling, general and administrative expenses in line with applicable accounting standards. Gross margins would have been lower in 2015 and 2016 if such production costs had been charged to cost of product revenues.
Production volumes have not fully covered fixed costs at our production facilities in the periods presented, and the gross margin was negative 25% in the three months ended September 30, 2016 compared to a negative 7% gross margin in the same period last year, primarily due to changes in product mix.
We plan to focus on our production at the Solazyme Bunge JV facility and at our Peoria facility in the immediate future and believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs.

Research and Development Programs Revenue

We are currently engaged in development activities with multiple strategic partners and the Solazyme Bunge JV, and we expect funded program revenue to remain an important indication of strategic commitment from partners and a source of future customers. While we expect funded program revenue to comprise a significant portion of overall revenue for the foreseeable future, we expect the rate of growth in product revenues to be greater as our focus shifts to commercialization of our products. Our revenues from development agreements with the Solazyme Bunge JV and strategic partners fluctuate due to timing and terms of the development work performed and achievement of contract milestones defined in these agreements. Revenues from research and development programs of $3.6 million increased by $1.3 million in the three months ended September 30, 2016 compared to the same period last year, primarily due to a new agreement that was established in 2015 with the Solazyme Bunge JV.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$7,708	$13,207	$(5,499)
Sales, general and administrative	11,169	15,143	(3,974)
Restructuring charges	216	(21)	237
Total operating expenses	$19,093	$28,329	$(9,236)

In October 2015, we made a strategic decision to terminate our manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities. Certain scale-up production costs related to operations at the Clinton/Galva and Peoria facilities focused on process development associated with the manufacturing scale-up at the facilities in 2015 were charged to research and development costs. In addition, unallocated fixed costs for the Clinton/Galva facilities were charged to selling, general and administrative expenses when facilities were not operating at full capacity.
Research and Development Expenses
Research and development expenses decreased $5.5 million in the three months ended September 30, 2016 compared to the same period last year, due primarily to decreases in scale-up production costs related to operations at the Clinton/Galva facilities of $1.9 million and Peoria of $0.6 million, personnel-related costs of $1.6 million, product development, process development costs, and other costs of $0.6 million and consumable and supply costs of $0.4 million as a result of cost cutting measures. Personnel-related costs include non-cash stock-based compensation expense of $0.7 million in the three months ended September 30, 2016 compared to $1.0 million in the same period last year.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $4.0 million in the three months ended September 30, 2016 compared to the same period last year primarily due to decreased fixed third-party facilities costs associated with the Clinton/Galva facilities of $2.6 million, lower personnel-related costs of $0.5 million, sales and marketing costs of $0.5 million and litigation costs of $0.2 million. Personnel-related costs include non-cash stock-based compensation expense of $2.9 million in the three months ended September 30, 2016 compared to $2.2 million in the same period last year.
We plan to continue to invest in commercialization of our high value products within the food, nutrition and specialty ingredients markets, which may increase our overall selling, general and administrative expense, but expect personnel-related expenses to be lower than in 2015 as a result of a reduction in workforce and other cost-cutting measures we implemented.
Other Expense, net

	Three Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Interest and other income, net	$562	$317	$245
Interest expense	(3,460)	(3,540)	80
Debt conversion expense	(3,242)	—	(3,242)
Loss from equity method investments	(6,378)	(5,916)	(462)
Change in fair value of derivative liabilities	—	176	(176)
Total other expense, net	$(12,518)	$(8,963)	$(3,555)
Debt Conversion Expense
In the three months ended September 30, 2016, we exchanged 6.00% Convertible Senior Subordinated Notes due 2018 totaling approximately $7.1 million by issuing 1,813,814 new shares (including 739,053 inducement shares) of our common stock. We recorded a non-cash non-operating charge of approximately $3.2 million related to the exchange agreement in the three months ended September 30, 2016.
Loss From Equity Method Investments
Loss from the Solazyme Bunge JV equity method investments increased to $6.4 million in the three months ended September 30, 2016 compared to $5.9 million in the same period last year. We expect the loss from our equity method investment to decrease as the Solazyme Bunge JV continues optimization of the Solazyme Bunge JV Plant and works toward high volume commercial-scale production.

Results of Operations
Comparison of Nine Months Ended September 30, 2016 and 2015
Revenues

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Revenues:
Product revenues	$2,866	$7,977	$(5,111)
Research and development programs	10,780	9,483	1,297
Total revenues	$13,646	$17,460	$(3,814)
Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(In thousands)
Product revenues	$2,866	$7,977	$(5,111)
Cost of product revenues	3,038	7,775	(4,737)
Gross margin	$(172)	$202	$(374)
Gross margin %	(6)%	3%	(9)%
Product revenues decreased $5.1 million in the nine months ended September 30, 2016 compared to the same period last year primarily due to decreased revenues from our fuels marketing and commercial development program, Encapso® and industrial oil products, in line with our strategy to focus on high value oil and powder product sales.

During scale-up of the manufacturing process at the Archer Daniels Midland Company Clinton and American Natural Processors Galva facilities in 2015, and in our Peoria facility in 2016, certain production costs were charged to research and development and selling, general and administrative expenses in line with applicable accounting standards. Gross margins would have been lower in 2015 and 2016 if such production costs had been charged to cost of product revenues.
Our gross margin was negative 6% in the nine months ended September 30, 2016 compared to a 3% gross margin in the same period last year, primarily due to changes in product mix.

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

Research and Development Programs Revenue

Revenues from research and development programs increased $1.3 million in the nine months ended September 30, 2016 compared to the same period last year, primarily due to a new agreement that was established in 2015 with the Solazyme Bunge JV.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$24,215	$38,508	$(14,293)
Sales, general and administrative	33,645	47,966	(14,321)
Restructuring charges	1,455	372	1,083
Total operating expenses	$59,315	$86,846	$(27,531)
In October 2015, we made a strategic decision to terminate our manufacturing agreements at the ADM Clinton and American Natural Processors (ANP) Galva facilities. Certain scale-up production costs related to operations at the Clinton/Galva and Peoria facilities focused on process development associated with the manufacturing scale-up at the facilities in 2015 were charged to research and development costs. In addition, unallocated fixed costs for the Clinton/Galva facilities were charged to selling, general and administrative expenses when facilities were not operating at full capacity.
Research and Development Expenses
Research and development expenses decreased $14.3 million in the nine months ended September 30, 2016 compared to the same period last year, due primarily to decreased personnel-related costs of $5.8 million, product development, process development, and other costs of $3.6 million, scale-up production costs related to operations at the Clinton/Galva facilities of $2.7 million, and consumable supply costs of $0.9 million. Personnel-related costs include non-cash stock-based compensation expense of $2.0 million in the nine months ended September 30, 2016 compared to $3.6 million in the same period last year.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $14.3 million in the nine months ended September 30, 2016 compared to the same period last year primarily due to decreased fixed third-party facilities costs associated with the Clinton/Galva facilities of $9.9 million and decreased personnel-related costs of $3.6 million. Personnel-related costs include non-cash stock-based compensation expense of $7.0 million in the nine months ended September 30, 2016 compared to $7.9 million in the same period last year.
Other Expense, net

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Interest and other income, net	$1,174	$715	$459
Interest expense	(10,427)	(10,623)	196
Debt conversion expense	(5,027)	—	(5,027)
Loss from equity method investments	(16,608)	(18,291)	1,683
Change in fair value of derivative liabilities	82	27	55
Total other expense, net	$(30,806)	$(28,172)	$(2,634)
Debt Conversion Expense
During the nine months ended September 30, 2016 we exchanged 2018 and 2019 Notes totaling approximately $12.7 million by issuing 3,459,567 new shares (including 1,544,039 inducement shares) of our common stock. We recorded a non-cash non-operating charge of approximately $5.0 million related to the exchange agreement in the nine months ended September 30, 2016.
Loss from Equity Method Investment
Loss from equity method investments decreased to $16.6 million in the nine months ended September 30, 2016 compared to $18.3 million in the same period last year, primarily due to an increase in the Solazyme Bunge JV revenue, and changes in the Brazilian real compared to the United States dollar.

Liquidity and Capital Resources
Total cash and cash equivalents and marketable securities available-for-sale were:

	September 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$60,027	$46,966
Marketable securities available-for-sale	27,771	51,009
Total cash and cash equivalents and marketable securities	$87,798	$97,975
Cash, cash equivalents and marketable securities decreased by $10.2 million in the nine months ended September 30, 2016, primarily due to cash used in operating activities of $49.5 million and $7.8 million of capital contributed to the Solazyme Bunge JV, partially offset by net proceeds from issuance of convertible preferred stock of approximately $27.0 million, and net proceeds from the sale of Algenist of $19.1 million.
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities — continuing operations	$(45,394)	$(65,963)
Net cash provided by investing activities — continuing operations	14,003	74,744
Net cash provided by financing activities — continuing operations	29,335	682
Liquidity
We are an emerging growth company with a limited operating history. In line with our strategy to focus our efforts on core growth in food, nutrition and specialty ingredients, we sold our Algenist skincare business in August 2016. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We are relatively early in commercializing our food, nutrition and specialty ingredient products, and have generated limited revenues from commercial sales, with historic positive gross margins principally derived from the commercial sale of skin and personal care products through the Algenist business, which we recently sold, and negative gross margins on certain other commercial product sales. We expect the rate of growth in product revenues to be greater than the rate of growth in research and development program revenues, as we shift our focus to commercialization of our products in the food, nutrition and specialty personal care ingredient markets.

Net losses may continue as we ramp up manufacturing capacity and build out our product pipeline. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria Facility and the ramp up and operation of the Solazyme Bunge JV Plant in Brazil.

We, along with our development and commercialization partners, need to develop products successfully, cost effectively produce them in large quantities and market and sell such products profitably. Our failure to generate sufficient revenues, achieve positive gross margins, control operating costs, or raise sufficient additional funds may require us to modify, delay or abandon our planned operations, which could have a material adverse effect on the business, operating results, financial condition and ability to achieve intended business objectives. We may be required to seek additional funds through collaborations, public or private debt or equity financings or government programs, and may also seek to reduce expenses related to our operations. There can be no assurance that any financing will be available or on acceptable terms.

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

Cash Flows from Operating Activities from Continuing Operations
Cash used in operating activities from continuing operations was $45.4 million in the nine months ended September 30, 2016, primarily due to a loss of $77.7 million offset by non-cash charges. Non-cash charges included a $37.6 million loss from equity method investments, debt conversion expense, stock-based compensation, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization.

Cash used in operating activities from continuing operations was $66.0 million in the nine months ended September 30, 2015 primarily due to a loss of $105.3 million, offset by aggregate non-cash charges of $37.1 million.
Cash Flows from Investing Activities
Cash provided by investing activities from continuing operations was $14.0 million in the nine months ended September 30, 2016, primarily due to $23.3 million net proceeds from marketable securities, partially offset by $7.8 million of cash contributed to the Solazyme Bunge JV.

In the nine months ended September 30, 2015, cash provided by investing activities from continuing operations was $74.7 million, primarily due to $94.9 million of net marketable securities maturities, partially offset by $19.5 million of cash contributed to the Solazyme Bunge JV.
Cash Flows from Financing Activities
Cash provided by financing activities was $29.3 million in the nine months ended September 30, 2016, primarily due to net proceeds received of $27.0 million from the convertible preferred stock issuance in March 2016.
In the nine months ended September 30, 2015, cash provided by financing activities was $0.7 million, primarily due to proceeds received from common stock issuances pursuant to our equity plans.
BNDES Loan
In April 2012, we entered into the Solazyme Bunge JV, which is jointly capitalized by us and Bunge and which operates an oil production facility in Brazil. Through September 30, 2016 we contributed $108.4 million in capital to the Solazyme Bunge JV, and we may need to contribute additional capital to this project. In February 2013, the Solazyme Bunge JV entered a loan agreement with the Brazilian Development Bank (BNDES) under which it could borrow up to R$245.7 million (approximately USD $75.4 million based on the exchange rate as of September 30, 2016). As of September 30, 2016, approximately $55.6 million was outstanding under the BNDES loan based on the exchange rate as of September 30, 2016. We have provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed our ownership percentage in the Solazyme Bunge JV). We expect to evaluate the optimal amount of Solazyme Bunge JV-related capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
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

Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Note 12 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of September 30, 2016. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. We generally invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions. As of September 30, 2016, our investment portfolio consisted primarily of corporate debt obligations, U.S. government agency securities, asset-backed and mortgaged-backed securities, municipal bonds and money market funds, which are held for working capital purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our marketable securities were comprised primarily of fixed-term securities as of September 30, 2016. Due to the short-term nature of these instruments, we do not believe that there would be a significant negative impact to our condensed consolidated financial position or results of operations as a result of interest rate fluctuations in the financial markets. Our outstanding debt as of September 30, 2016 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
Foreign Currency Risk
Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We are actively expanding outside the United States, in particular in Brazil through our Solazyme Bunge JV. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and/or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and the Solazyme Bunge JV (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. The assets and liabilities of the Solazyme Bunge JV are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in the Solazyme Bunge JV and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on the Solazyme Bunge JV's financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. A hypothetical 10% adverse change in foreign currency exchange rate would have had a $1.2 million impact on our net loss for the nine months ended September 30, 2016. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.
Commodity Price Risk
Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock. A hypothetical 10% change in the cost of plant sugar feedstock would have had approximately a $0.3 million impact on our share of loss from equity method investment in the Solazyme Bunge JV for the nine months ended September 30, 2016. We have not historically hedged the price volatility of plant sugar feedstock. Also, fluctuations in the prices of petroleum or certain plant oils may also impact our business to the extent our products compete with petroleum or plant-oil-derived products. In the future, we may manage our exposure to these risks by hedging the price volatility of such products, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock. See also

“Risk Factors-Risks Related to Our Business and Industry," A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.

Item 4.	Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
We may be involved, from time to time, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 16 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

Item 1A.	Risk Factors.
You should carefully consider the risks and uncertainties described below before investing in our securities. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks and uncertainties, you should also refer to the other information contained in this Report, including our consolidated financial statements and related notes. The risks and uncertainties discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements.

Risks Related to Our Business and Industry
We have a limited operating history and have incurred significant losses to date, anticipate continuing to incur losses and may never achieve or sustain profitability.
We are an emerging growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, the majority of which have been derived from sales of our skin and personal care products through our Algenist business, which we sold to a third party in August 2016. We expect a significant portion of our future revenues to come from commercial sales in food, nutrition, and specialty personal care ingredients.
We have incurred substantial net losses since our inception, including a net loss of $74.4 million during the nine months ended September 30, 2016. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of September 30, 2016, we had an accumulated deficit of $684.3 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development, the operation of our Peoria facility, the ramp up and operation of the Solazyme Bunge JV production facility (described below) and, potentially, other commercial facilities. As a result, our annual and quarterly operating losses may continue.
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
We have had only limited product revenues to date, with historic positive gross margins principally derived from the commercial sale of skin and personal care products through our Algenist business, which we sold to a third party in August 2016, and negative gross margins on certain other commercial product sales. Sales of our ingredients and other products have not historically generated positive gross margins. If we are not successful in replacing sales of Algenist products with sales of our other products at acceptable prices, further advancing our existing commercial arrangements with strategic partners, developing new arrangements, ramping up or otherwise increasing our manufacturing capacity and securing reliable access to sufficient volumes of low-cost feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology.

Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost-effective basis and in a timely manner;

•	our ability to secure consistent and reliable supplies of power and steam for production facilities;

•	technical or operational challenges with our manufacturing processes or with development, scaling up or ramping production of new products that we are not able to overcome;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to sell our products at an acceptable price;

•	our ability to manage our growth;

•	our ability to meet applicable regulatory requirements for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than for the supply of feedstock to Solazyme Bunge Produtos Renováveis Ltda. (“Solazyme Bunge Renewable Oils” or the “Solazyme Bunge JV”) by our partner, Bunge Global Innovation, LLC and certain of its affiliates (“Bunge”), pursuant to our joint venture arrangement that includes a feedstock supply agreement. As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, sugarcane-based sucrose for the Solazyme Bunge JV facility in Moema, Brazil is being provided by Bunge. Sugar and corn are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture arrangement, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, chemicals, encapsulated lubricant and other products, and our business will suffer. If we do not succeed in entering into long-term supply contracts when necessary or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
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
We have entered into, and plan to enter into, other arrangements with feedstock producers to co-locate production at their existing mills, and if we are not able to complete and execute on these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
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
Due to the termination of certain contracts relating to third party manufacturing facilities in the United States, some customers that previously had received our products from such facilities may need to qualify products that are now to be produced at the Solazyme Bunge JV production facility. A failure by the products manufactured at the Solazyme Bunge JV facility to qualify or otherwise meet the requirements of our customers would adversely affect our business.
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
In February 2013, the Solazyme Bunge JV entered into a loan agreement with the Brazilian Development Bank (“BNDES”) (“JV BNDES Loan”) for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. In April 2016, a standby letter of credit was issued by Silicon Valley Bank (“SVB SLOC”) in favor of Itaú Unibanco S.A. (“Itaú”). The SVB SLOC supports a bank guarantee issued by Itaú on our behalf to BNDES in connection with the JV BNDES Loan and is supported by a $12.9 million letter of credit facility we entered into with Silicon Valley Bank in June 2016 (“SVB Facility”).
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

We may need to construct, or otherwise secure access to, and fund, additional capacity greater than what we currently have as we continue to commercialize our products. Some of our customers may ultimately require that we acquire access to additional production facilities in order to diversify our manufacturing base. We expect to bring online additional facilities in the future. Although we intend to enter into arrangements with third parties to meet our capacity targets, it is possible that we will need to construct our own facility or facilities to meet a portion or all of these targets. We have limited experience in the construction of commercial production facilities and, if we decide to construct our own facility, we will need to secure necessary funding, complete design and other plans needed for the construction of such facility and secure the requisite permits, licenses and other governmental approvals, and we may not be successful in doing so. The construction of any such facility would have to be completed on a timely basis and within an acceptable budget. In addition, there may be delays related to the acquisition of facility sites, which could delay the development and commercialization of our products, as well as delays in deliveries of materials for the construction of such manufacturing facilities in more remote locations. Any facility, whether owned by a third party or by us, must perform as designed once it is operational. If we encounter significant delays, cost overruns, engineering or utility problems, equipment damage, accidents, equipment supply constraints or other serious challenges in bringing any of these facilities online, we may be unable to meet our production goals in the time frame we have planned. In addition, we have limited experience in the management of manufacturing operations at large scale. We may not be successful in producing the amount and quality of oil or other microalgae-based products we anticipate in the facilities and our results of operations may suffer as a result. We have limited experience producing our products at commercial scale, and we will not succeed if we cannot maintain or decrease our production costs and effectively scale our technology and manufacturing processes.
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
We recently changed our name from Solazyme, Inc. to TerraVia Holdings, Inc. and sold Algenist, our skin care business, to a third party. We are focusing on the commercialization of food ingredients, consumer food brands, animal nutrition and specialty personal care ingredients. In connection with this transition, we plan to reallocate capital and management attention away from activities in industrial products, including fuels, chemicals and oil field services, and we are currently seeking strategic alternatives with respect to these businesses. We may not succeed in finding a strategic alternative that we believe appropriately values these businesses. We and our management may spend more resources than anticipated in evaluating strategic alternatives or continuing these businesses, which could negatively impact our overall business. Moreover, the minority interest we have in the Algenist business, which may not be successful, may lose some or all of its value.
In addition, we have appointed a new chief executive officer and our former chief executive officer has become our executive chairman of the board. The transition to a new chief executive officer may require more management and board attention than we anticipate, which could distract our management team and have a negative impact on our business results.
If we fail to maintain and successfully manage our existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our products and achieve or sustain profitability.
Our ability to enter into, maintain and manage collaborations in our target markets is important to the success of our business. We currently have joint venture, research and development, supply and/or distribution agreements with various strategic partners. We currently rely on our partners, in part, for manufacturing, sales and marketing services and intend to continue to do so for the foreseeable future, and we intend to enter into other strategic collaborations to produce, market and sell other products we develop. However, we may not be successful in entering into collaborative arrangements with third parties for the production, sale and marketing of other products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our products and could increase our costs of development and commercialization.
In the food, animal nutrition and chemicals markets, we have entered into a joint venture arrangement with Bunge that is focused on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a commercial supply agreement with Unilever for specialty personal care ingredients. There can be no guarantee that we can successfully manage these strategic collaborations. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to otherwise commercialize our products.
Pursuant to the agreements described above and similar arrangements that we may enter into in the future, we may have limited or no control over the amount or timing of resources that any partner is able or willing to devote to our products or collaborative efforts. Any of our partners may fail to perform their obligations as expected. These partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our partners may not develop products arising out of our arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of our products. Dependence on collaborative arrangements will also subject us to other risks, including:

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
Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in legal proceedings with our former partner Roquette Frères, S.A. (“Roquette”). For additional information regarding the Roquette proceedings, see Note 16 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements.
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
We and Bunge each provide various administrative services to the Solazyme Bunge JV, and Bunge also provides working capital to the Solazyme Bunge JV through a revolving loan facility. Bunge does not have previous experience working with our technology, and we cannot be sure that the Solazyme Bunge JV will be successful in commercializing its products. In addition, there may be delays or cost overruns in connection with the ramp up and optimization of the Solazyme Bunge JV production facility. There may also be delays in our negotiation of the corporate guarantee in connection with the JV BNDES Loan. In addition, we will be required to maintain the required license, granted by the Sao Paulo State Environmental Department, to operate the production facility. Any negative event with respect to these issues would delay the development and commercialization of the Solazyme Bunge JV products. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay the ramp up of the Solazyme Bunge JV facility, the expansion of the Solazyme Bunge JV’s capacity and/or the development and commercialization of the Solazyme Bunge JV’s products or cause the dissolution of the Solazyme Bunge JV.
Our joint venture with Roquette has been dissolved. We are currently in litigation with Roquette and we may have other disputes with Roquette related to the joint venture's business.
In 2010, we entered into a 50/50 joint venture with Roquette Frères, S.A. (“Roquette”). As part of this relationship, we and Roquette formed Solazyme Roquette Nutritionals, LLC (“SRN”) through which both we and Roquette agreed to pursue certain opportunities in microalgae-based products for the food, nutraceuticals and animal feed markets. In June 2013, we and Roquette agreed to dissolve SRN and in July 2013, SRN was dissolved. As a result of the dissolution, the joint venture and operating agreement between us and Roquette, and the license agreement, whereby we licensed to SRN certain of our intellectual property, automatically terminated.
We and Roquette engaged in an arbitration proceeding concerning the proper assignment of the intellectual property of SRN. In February 2015 the arbitration panel awarded all such intellectual property to us, and this award was confirmed by the U.S. District Court for the District of Delaware in December 2015. In addition, Roquette commenced two separate actions in the U.S. District Court for the District of Delaware for declarations that, among other things, the arbitrators exceeded their authority by failing to render a timely arbitration award and as a result any orders or awards issued by the arbitrators are void. Summary judgment in these matters requested by Roquette was denied by the U.S. District Court for the District of Delaware in December 2015. We have counterclaimed for damages for misappropriation of trade secrets, misuse of confidential information and breach of contract. In turn Roquette has counterclaimed that we have misused certain Roquette trade secrets. The proceedings are ongoing. See Note 16 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements for more information regarding our proceedings with Roquette. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture's business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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
In the food and nutrition market and in the animal nutrition market, our food ingredients and products will compete with oils and other food ingredients currently in use. Potential customers may not perceive a benefit to microalgae-based ingredients as compared to existing ingredients or may be otherwise unwilling to adopt their use. In addition, our branded food product is marketed directly to potential consumers, but we cannot be sure that consumers will continue to be attracted to our brand, be attracted to our new brands or products, or purchase our products on an ongoing basis. As a result, our branded products may not be successful, distribution partners may decide to discontinue marketing our products and our business will be adversely affected. If consumer packaged goods companies do not accept our food ingredients as ingredients for their finished products, or if end customers are unwilling to purchase finished products made using our products, we will not be successful in competing in the nutrition market and our business will be adversely affected. Customers in the nutrition market also may require lengthy and complex qualification procedures with respect to our products, our manufacturing capabilities, regulatory issues and other matters. Likewise, in the animal nutrition market, if customers are not willing to integrate our products into their animal nutrition products, our business will be adversely affected.
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
We have entered into a limited number of binding, definitive commercial supply agreements. We also periodically enter into non-binding letters of intent with third parties regarding purchase of our products, but these agreements do not unconditionally obligate the other party to purchase any quantities of any products at this time. There can be no assurance that non-binding letters of intent will lead to unconditional definitive agreements to purchase our products.
We have limited experience in structuring arrangements with customers for the purchase of our microalgae-based products, and we may not be successful in this essential aspect of our business.
We expect that our customers will include large companies that sell food products, nutrition products, specialty personal care products and chemical products, as well as large users of lubricants for oil field operations and other applications. Because we have only recently begun to commercialize ingredients for specialty personal care products, lubricants for oil field operations and our own food and food ingredient products, and are still in the process of developing products and ingredients for the food, nutrition, specialty personal care and chemicals, oil field services and other markets, we have limited experience operating in our customers’ industries and interacting with the customers that we intend to target. Developing the necessary expertise may take longer than we expect and will require that we expand and improve our sales and marketing capability, which could be costly. These activities could delay our ability to capitalize on the opportunities that we believe our technology and products present, and may prevent us from successfully commercializing our products. Further, we ultimately aim to sell large amounts of our products, and this will require that we effectively negotiate and manage contracts for these purchase and sale relationships. The companies with which we aim to have arrangements are generally much larger than we are and have substantially longer operating histories and more experience in their industries than we have. As a result, we may not succeed in establishing relationships with these companies and, if we do, we may not be effective in negotiating or managing the terms of such relationships, which could adversely affect our future results of operations.
We may be subject to product liability claims and other claims of our customers, partners and third parties.
The design, development, production and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Because some of our ultimate products in each of our target markets are used by consumers, and because use of those ultimate products may cause injury to those consumers and damage to property, we are subject to a risk of claims for such injuries and damages, claims from consumer packaged goods companies for the costs of removing finished products containing one or more of our ingredients from the market and costs to remove our branded food products from the market. In addition, we may be named directly in product liability suits relating to our products or third-party products integrating our products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.
In addition, our customers, partners and third parties may bring suits against us alleging damages for the failure of our products to meet stated claims, specifications, warranties or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers. Although we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Our current product liability and umbrella insurance for our business may be inadequate to cover all potential liability claims. Insurance coverage is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our ultimate products will have adequate insurance coverage to cover against potential claims. If we experience a large insured loss, it may exceed our coverage limits, or our insurance carrier may decline to further cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.
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
We currently incur some costs and expenses in Euros and Brazilian Reals and expect in the future to incur additional expenses in these and other foreign currencies, and also derive a portion of our revenues in the local currencies of customers throughout the world. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. During the past few decades, the Brazilian currency in particular has faced frequent and substantial exchange rate fluctuations in relation to the U.S. dollar and other foreign currencies. For example, the value of the Brazilian Real has fluctuated significantly against the U.S. dollar over the past few years. There can be no assurance that the Real or the Euro will not significantly appreciate or depreciate against the U.S. dollar in the future. We bear the risk that the rate of inflation in the foreign countries where we incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies will increase our costs as expressed in U.S. dollars. Future measures by foreign governments to control inflation, including interest rate adjustments, intervention in the foreign exchange market and changes to the fixed value of their currencies, may trigger increases in inflation. We may not be able to adjust the prices of our products to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.
We may encounter difficulties managing our growth, and we will need to properly prioritize our efforts in our target markets as our business grows. If we are unable to do so, our business, financial condition and results of operations may be adversely affected.
Our business has encountered periods of rapid growth. Rapid growth places a strain on our human and capital resources. If we grow too rapidly or if our headcount or other aspects of our operating structure become misaligned with our strategy, we may need to reduce headcount or other operating costs. For example, in December 2014, as part of an adjustment to our operating and expense strategy related to the ramping up of the Solazyme Bunge JV production facility, we announced the intention to decrease operating expenses through a reduction in workforce and other cost-cutting measures. See the risk factor titled “We may experience significant delays and/or cost overruns in financing, designing, constructing and ramping up large commercial manufacturing facilities, which could result in harm to our business and prospects” above for more information. In addition, in January 2016, as part of our continuing strategy to focus operations on targeted, higher-value product categories, we streamlined operations by reducing our workforce. Such reductions in workforce can have an adverse effect on our business.
Furthermore, we intend to conduct our business internationally and anticipate business operations in the United States, Europe, Latin America and elsewhere. These diversified, global operations place increased demands on our limited resources and may require us to expand the capabilities of our administrative and operational resources and will require us to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several product categories and markets.
Our business has taken place across several target markets: food and nutrition, skin and personal care, fuels and chemicals, and oil field services. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in our target markets. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected. Furthermore, as our operations grow, the simultaneous management of development, production and commercialization across our target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.
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
We, and certain of our officers and directors, are involved, and may be involved in the future, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. See Note 16 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this report for a description of the material legal proceedings in which we are currently engaged.

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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are dependent upon a number of key members of our senior management, including executive, manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at any time. The loss of the services of one or more of our key employees, or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. In addition, the restructurings that we implemented in December 2014 and January 2016 could have an adverse impact on our ability to retain and recruit qualified personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.
We may not be able to meet applicable regulatory requirements for the sale of our microalgae-based products and the operation of production facilities, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories and facilities will be time-consuming and costly.
Our food and nutrition products are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (“FDA”), state and local agencies and similar agencies outside the United States. In the U.S., food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A GRAS self-determination can be made with respect to a substance by its manufacturer upon the receipt of an opinion from a panel of qualified experts who determine that the substance is GRAS for its intended conditions of use. A GRAS Notice for one algae oil was submitted to the FDA in June 2011, and a “no questions” letter was received from the FDA in June 2012. A GRAS Notice for each of whole algae flour and whole algae protein was submitted to the FDA, and a “no questions” letter was received from the FDA in 2013 for whole algae flour, in 2014 for whole algae protein and in 2015 for our second algae oil, an oleic algae oil. If the FDA were to disagree with the conclusions in future GRAS Notices, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, taking years. In Brazil, we submitted applications to the Brazilian Health Surveillance Agency ("ANVISA") for approval of various food products. We received food approval with no restrictions for our whole algae flour in July 2015. In Canada, we received a Letter of No Objection for whole algae flour in February 2016. Other products may or may not be approved in the future. Any significant delay or disapproval of our food products by ANVISA, Health Canada or other government agencies in these or other countries would adversely affect our food and nutrition business in these and other countries.
The sale of ingredients for use in animal feed is regulated by agencies including the FDA's Center for Veterinary Medicine. Regulatory requirements for suitability must be met by providing data from studies, which may cause delays and the incursion of additional costs. Any significant delay or disapproval by government agencies of our animal nutrition products would have an adverse effect on our business.
Our chemical products may be subject to government regulation in our target markets. In the United States, the EPA administers the Toxic Substances Control Act (“TSCA”), which regulates the commercial registration, distribution, and use of chemicals. TSCA requires us to comply with the Microbial Commercial Activity Notice (“MCAN”) process to manufacture and distribute products made from our recombinant microalgae strains. An MCAN is not required for non-recombinant strains. To date, we have filed MCANs for certain of our recombinant microalgae strains, all of which have been dropped from review. Our subsequent filing of Notices of Commencement ("NOC") relating to previously filed MCANs allows us to commercially use these strains. We expect to file additional MCANs in the future.

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
We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products, and we cannot be sure that we will be able to obtain necessary approvals in a timely manner or at all. If our products do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products will continue to apply following initial approval for sale. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements is time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our products, and our business may be harmed.
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
The use of microorganisms designed using targeted recombinant technology, such as some of our microalgae strains, is subject to laws and regulations in many states and countries, some of which are new and still evolving and interpreted by fact specific application. In the U.S. the EPA regulates the commercial use of microorganisms designed using targeted recombinant technology as well as potential products derived from them.
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
We expect to face competition for our food and nutrition, animal nutrition and specialty personal care ingredients and products from other companies in these fields, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or their products, we may not be successful in selling our ingredients or products or further growing our business.
We expect that our food, nutrition, animal nutrition and specialty personal care ingredients and products will compete with providers in both the specialty, mass food ingredient and animal nutrition markets. Many of these companies, such as Cargill, Incorporated, Monsanto Company, Syngenta AG and Roquette Frères, S.A., are substantially larger than we are, have well-developed distribution systems and networks for their products, and valuable historical relationships with the potential customers and distributors we hope to serve and have substantially greater resources than we do. We may also compete with companies seeking to produce food, nutrition and animal nutrition products based on renewable oils, including DSM Food Specialties and DuPont Nutrition & Health. Our success in the development of food, nutrition and animal nutrition products will depend on our ability to effectively compete with established companies and successfully commercialize our products. We believe the primary competitive factors in the food, nutrition, animal nutrition and specialty personal care ingredient and product markets are product performance, cost-in-use, sustainability, and availability of supply.

We expect to face competition for our products in the chemicals markets from providers of products based on petroleum, plant oils and animal fats and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do. If we cannot compete effectively against these companies or products, our business could be harmed and certain of our strategic alternatives could be adversely impacted.
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
We believe the primary competitive factors in the chemicals market are product price, product performance, sustainability, availability of supply and compatibility of products with existing infrastructure.
The oil companies, large chemical companies and well-established agricultural products companies with whom we expect to compete are much larger than we are, have, in most cases, well-developed distribution systems and networks for their products, have valuable historical relationships with the potential customers we are seeking to serve and have much more extensive sales and marketing programs in place to promote their products. Some of our competitors may use their influence to impede the development and acceptance of our products. Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. In the nascent markets for renewable chemicals, it is difficult to predict which, if any, market entrants will be successful, and we may lose market share to competitors producing new or existing renewable products. If we are unsuccessful in competing in the chemicals markets, our business could be harmed and certain of our strategic alternatives could be adversely impacted.
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
We anticipate that many of our oils will be marketed as alternatives to corresponding products based on petroleum and plant oils. When the price of any of these oils falls, as they have recently, we may be unable to produce algae oils or other products that are cost-effective alternatives to their petroleum or plant oil-based counterparts. Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products. During sustained periods of lower oil prices we may be unable to sell our products, which could materially and adversely affect our operating results. For example, in part as a result of the recent drop in the prices of petroleum and certain plant oils, the ramp up of the Solazyme Bunge JV’s production facility in Brazil will be slower than, and the mix of products manufactured in that facility will be different from, what we previously anticipated as production will be focused primarily on higher margin products.
Prices of plant oils have experienced significant volatility, and this volatility is expected to persist. If prices for plant oils remain at low levels, there may be less demand for oil alternatives, which could reduce demand for our products and harm our business. The prices of commodities that serve as food ingredients have also been volatile. To the extent that the prices of these commodities decline and remain at lower levels for extended periods of time, the demand for our food, nutrition and specialty personal care ingredients and products may be reduced, and our ability to successfully compete in this market may be harmed.
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
Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, relate to (1) the production of bio-industrial products, including edible ingredients, oils, chemicals and drilling fluids, and (2) the use of microalgae strains, such as microalgae strains containing genes to alter their oil composition. As such, there could be existing valid patents that our manufacturing processes, manufacturing components, or products may inadvertently infringe. There could also be existing invalid or unenforceable patents that could nevertheless be asserted against us and would require expenditure of resources to defend against. In addition, there are pending patent applications that are currently unpublished and therefore unknown to us that may later result in issued patents that are infringed by our products, manufacturing processes or other aspects of our business.
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

•	delays or greater than anticipated expenses associated with the provision of key support and/or operational services to manufacturing facilities;

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks such as sucrose from sugarcane and/or dextrose from corn;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing regulations and policies that impact the chemical, food, nutrition, specialty personal care, or oil field services markets;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to transition out of businesses that we may divest;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.
Due to these factors and others the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.
We expect to require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development or commercialization activities.
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the “2018 Notes”). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the “2019 Notes”). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of September 30, 2016, approximately $50.4 million aggregate principal amount of the 2018 Notes was outstanding and approximately $148.1 million aggregate principal amount of the 2019 Notes was outstanding. In March 2016, we issued $27,850,000 aggregate principal amount of our Series A Convertible Preferred Stock. The terms of our Series A Convertible Preferred Stock are described in Note 4 in the accompanying notes to our unaudited interim condensed consolidated financial statements. In June 2016, we also entered into a loan and security agreement with SVB that provides for a $12.9 million letter of credit facility and supports the SVB SLOC issued by SVB in favor of Itaú in connection with the JV BNDES Loan.
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
In addition, we expect to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, if the Solazyme Bunge JV needs and is unable to secure additional financing, we will be required to fund our portion of the Solazyme Bunge JV’s capital requirements from existing sources or seek additional financing. In addition, our working capital requirements and the working capital requirements of the Solazyme Bunge JV may increase as we and the Solazyme Bunge JV each increase production due to an increase in inventory and the manufacture of out-of-specification product during the ramp-up of commercial production.
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
As of September 30, 2016, our total consolidated indebtedness was $198.5 million. Of our $198.5 million of indebtedness, none is currently secured. We also may be required to provide a corporate guarantee with respect to the portion of the JV BNDES loan that, when added to our bank guarantee, does not exceed our percentage ownership in the Solazyme Bunge JV.
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
The sale of our Algenist business involves risks, and we may not be able to realize the anticipated benefits from the transaction, which could have a material adverse effect on our results of operations or financial condition.
On August 16, 2016, we closed the sale of our Algenist business to TCP Algenist LLC, a Delaware limited liability company (“Buyer”) and Algenist Holdings, Inc., a Delaware corporation (“Algenist Holdings”) in exchange for $20.2 million in cash (subject to working capital closing adjustments), 601,969 shares of common stock of Algenist Holdings (amounting to 19.9% of its outstanding capital stock) and the assumption of substantially all of the liabilities related to the Algenist business by Algenist Holdings (collectively, the “Transaction”). As part of the Transaction, we agreed to provide Algenist Holdings with certain transition services following the closing of the Transaction, which could result in diversion of internal resources from our core businesses.
We also expect to continue to supply active ingredients formulated in the Algenist product line to Algenist Holdings. We may not, however, be able to realize the anticipated benefits from our minority holdings or this supply arrangement, as we do not control the Algenist business, including with respect to the operation of the business and the amount or timing of resources that Buyer devotes to the Algenist business or this supply arrangement. Our minority interest in the Algenist business and supply arrangement with Algenist Holdings may not provide us with a return on investment and our investment may lose some or all of its value.
In addition, under the terms of the sale agreement, subject to certain limitations, we agreed to indemnify Buyer and certain other parties against breaches of our representations, warranties or covenants in the sale agreement and other specified damages, and certain liabilities related to the Algenist business not expressly assumed by Algenist Holdings. If Buyer makes a claim for indemnification against us, we may incur expenses to contest or resolve the claim (including indemnifiable damages for third party claims, if adversely decided) that could adversely affect our financial results.
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
Our management has concluded that there were no material weaknesses in our internal controls over financial reporting as of September 30, 2016. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes, and the conversion of our Series A preferred stock. See Note 4 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 15 in the accompanying notes to our unaudited interim condensed consolidated financial statements for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
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
1.On August 22, 2016, pursuant to a retainer agreement with a firm that was providing assistance to the Company in connection with the search for a new Chief Executive Officer, we issued 2,083 shares of our common stock to the firm in partial payment for the search fee. All of these shares have fully vested. On August 22, 2016 we also granted to that same firm an option to purchase 83,333 shares of our common stock in partial payment for the search fee. The option has a term of seven years, is fully vested and has an exercise price of $2.62 per share, equal to the closing price of a share of our common stock on the day of grant.
2.On August 22, 2016, pursuant to a consulting agreement, we issued 30,992 shares of our common stock to a consulting firm in partial payment for consulting services. All of these shares have fully vested. The consultant is providing consulting services in the areas of finance and capital structure.

The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the electronic records representing such securities in such transactions. All recipients received adequate information about us.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit

2.1	Contribution Agreement, dated as of August 2, 2016 between TCP Algenist LLC, Algenist Holdings, Inc. and TerraVia Holdings, Inc.					X
10.1 §	Employment Agreement dated July 27, 2016, by and between TerraVia Holdings, Inc. and Apurva S. Mody					X
10.2	Sales Agreement dated August 8, 2016 by and between TerraVia Holdings, Inc. and Cowen and Company, LLC					X
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
X

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended.

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TerraVia Holdings, Inc.

By:	/s/ TYLER W. PAINTER
Tyler W. Painter
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)

Date: November 4, 2016