Form 10-Q
period 2017-03-31
TerraVia Holdings, Inc.
filed 2017-05-05
CIK 1311230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at May 1, 2017
Common Stock, $0.001 par value per share	108,304,526 shares

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts
Unaudited

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,813	$63,509
Marketable securities available-for-sale	—	522
Accounts receivable, net	1,823	284
Inventories	2,093	2,345
Prepaid expenses and other current assets	1,079	1,339
Total current assets	49,808	67,999
Property, plant and equipment, net	21,393	22,674
Equity method investments	46,082	43,856
Other assets	1,100	1,180
Total assets	$118,383	$135,709
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,489	$4,159
Accrued liabilities	10,045	8,856
Current portion of convertible debt	167,881	—
Deferred revenue	3,666	3,272
Total current liabilities	184,081	16,287
Noncurrent portion of convertible debt	—	174,620
Other liabilities	—	1,395
Total liabilities	184,081	192,302
Commitments and contingencies (Note 13)
Convertible preferred stock, par value $0.001—5,000 shares authorized; 12 and 26.8 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,508	25,653
Stockholders’ deficit:
Common stock, par value $0.001—225,000 shares authorized; 108,305 and 96,436 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	108	96
Additional paid-in capital	672,389	645,927
Accumulated other comprehensive loss	(15,655)	(16,808)
Accumulated deficit	(734,048)	(711,461)
Total stockholders’ deficit	(77,206)	(82,246)
Total liabilities, convertible preferred stock and stockholders’ deficit	$118,383	$135,709
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
Unaudited

	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenues	$815	$1,301
Research and development programs	3,704	3,587
Total revenues	4,519	4,888
Costs and operating expenses:
Cost of product revenues	1,249	1,304
Research and development	6,968	8,231
Sales, general and administrative	9,188	11,642
Restructuring charges	626	1,190
Arbitration award	(2,369)	—
Total costs and operating expenses	15,662	22,367
Loss from continuing operations before other income (expense):	(11,143)	(17,479)
Other income (expense):
Interest and other income, net	515	291
Interest expense	(3,000)	(3,489)
Debt conversion expense	(2,436)	—
Loss from equity method investments	(6,523)	(4,872)
Gain from change in fair value of derivative liabilities	—	82
Total other expense, net	(11,444)	(7,988)
Loss from continuing operations	(22,587)	(25,467)
Loss from discontinued operations, net of tax	—	(1,045)
Net loss	$(22,587)	$(26,512)
Net loss per share, basic and diluted:
Continuing operations	$(0.23)	$(0.31)
Discontinued operations	—	(0.01)
Net loss per share, basic and diluted:	$(0.23)	$(0.32)
Weighted average number of common shares used in net loss per share computation, basic and diluted	98,950	81,950
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In thousands
Unaudited

	Three Months Ended March 31,
	2017	2016
Net loss	$(22,587)	$(26,512)
Other comprehensive income, net:
Change in unrealized gain/loss on available-for-sale securities	—	4
Foreign currency translation adjustment	1,153	3,085
Other comprehensive income	1,153	3,089
Total comprehensive loss	$(21,434)	$(23,423)
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
Unaudited

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(22,587)	$(26,512)
Loss from discontinued operations	—	(1,045)
Loss from continuing operations	(22,587)	(25,467)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,183	1,174
Amortization of debt discount and loan fees	577	666
Debt conversion expense	2,436	—
Stock-based compensation expense	1,663	2,527
Loss from equity method investments	6,523	4,872
Other	129	(14)
Changes in operating assets and liabilities:
Accounts receivable	(2,602)	(601)
Inventories	253	(516)
Prepaid expenses and other assets	341	479
Accounts payable	(1,568)	(1,259)
Accrued liabilities	181	(1,671)
Deferred revenue	394	1,003
Other current and long-term liabilities	(270)	192
Net cash used in operating activities — continuing operations	(13,347)	(18,615)
Net cash used in operating activities — discontinued operations	—	(474)
Net cash used in operating activities	(13,347)	(19,089)
Investing activities:
Purchases of property, plant and equipment	(27)	(311)
Purchases of marketable securities	—	(1,283)
Proceeds from maturities of marketable securities	540	9,311
Proceeds from sales of marketable securities	—	3,016
Capital contributions in unconsolidated joint ventures	(6,569)	(2,361)
Net cash provided by (used in) investing activities — continuing operations	(6,056)	8,372
Net cash used in investing activities — discontinued operations	—	(55)
Net cash provided by (used in) investing activities	(6,056)	8,317
Financing activities:
Proceeds from the issuance of common stock	690	263
Proceeds from issuance of preferred stock, net of offering costs	—	27,293
Net cash provided by financing activities	690	27,556
Effect of exchange rate changes on cash and cash equivalents	17	70
Net increase (decrease) in cash and cash equivalents	(18,696)	16,854
Cash and cash equivalents — beginning of period	63,509	46,966
Cash and cash equivalents — end of period	$44,813	$63,820
Supplemental disclosures of cash flow information:
Interest paid in cash	$976	$1,851
Noncash investing and financing activities:
Non-cash issuance of common stock options for offering costs	$—	$335
Conversion of preferred stock to common stock	$14,145	$—
Exchange of convertible debt for common stock pursuant to inducement:
Convertible debt exchanged	$7,567	$—
Issuance of common stock	$9,869	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

TERRAVIA HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Nature of Business—TerraVia Holdings, Inc. (We or the Company) was incorporated in the State of Delaware on March 31, 2003. We produce food, nutrition and specialty ingredients from algae.
Our proprietary technology uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. We have developed and are commercializing food, nutrition and specialty ingredient products with sustainability benefits that can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants and animal fats. Our technology platform harnesses the oil and protein-producing characteristics of microalgae and we are able to tailor the composition of our oils, powders and other bioproducts to address specific customer requirements. We use standard fermentation equipment to convert sugars into the desired end product. By feeding plant-based sugars to our proprietary microalgae in enclosed fermentation tanks, we are in effect utilizing “indirect photosynthesis.”
We are involved in a highly competitive industry that is characterized by the risks of changing technologies, market conditions and regulatory requirements. Penetration into markets requires investment of considerable resources and continuous development efforts. Our future success depends upon several factors, including the technological quality, price, and performance of our products relative to those of our competitors, scaling up of production for commercial sale, ability to secure adequate project financing at appropriate terms, and the nature of regulation in our target markets.

We own 50.1% of Solazyme Bunge Renewable Oils Cooperatief U.A., (SB Oils JV), which wholly owns Solazyme Bunge Produtos Renováveis Ltda. (SB Oils), which operates a commercial production facility in Brazil. Bunge Global Innovation, LLC owns the remaining 49.9% of the SB Oils JV. References to the SB Oils JV include activities of SB Oils unless otherwise noted.

The chief operating decision maker is our Chief Executive Officer, and we have one operating segment, Ingredients and Other. Prior to the sale of our Algenist business, we had two operating segments for financial statement reporting purposes: Algenist, and Ingredients and Other.
Discontinued Operations—As further described in Note 16, on August 16, 2016 we sold our Algenist skincare business to TCP Algenist LLC, an affiliate of Tengram Capital Partners and Algenist Holdings, Inc. in exchange for $20.2 million in cash (before $1.4 million of closing costs), 19.9% of the fully diluted equity of Algenist Holdings, Inc. and the assumption of substantially all of the liabilities related to the Algenist skincare business by Algenist Holdings, Inc. The Algenist skincare business was previously presented as an operating segment. The results of operations and financial position of Algenist have been presented as discontinued operations for all periods. Unless otherwise noted, the notes to the unaudited condensed consolidated financial statements pertain to continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include all adjustments necessary for the fair presentation of our condensed consolidated financial position, results of operations and cash flows for the periods presented. The unaudited interim condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Our investment in equity method investments comprised as follows (in thousands):

	March 31, 2017	December 31, 2016
SBO Oils JV (Note 4)	$44,893	$42,373
Algenist Holdings, Inc. (Note 16)	1,189	1,483
Total equity method investments	$46,082	$43,856
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature (except our convertible debt exchange as described in note 7 and our arbitration award as described in note 13) considered necessary to present fairly our interim financial information. Certain reclassifications and changes in presentation were made to the 2016 condensed consolidated financial statements to conform to the 2017 presentation.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for other interim periods or future years.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2017. The December 31, 2016 unaudited interim condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP for complete financial statements.
Significant Accounting Policies – There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards—In March 2016, the FASB issued ASU 2016-09, Compensation, Stock Compensation (Topic 718), a new standard simplifying certain aspects of accounting for share-based payments. The key provision of the new standard requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than in stockholders' equity. We adopted the ASU in the three months ending March 31, 2017. We are continuing to estimate forfeitures for awards with a requisite service period, basing the accrual of compensation cost on the estimated number of awards that will vest. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
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

3. GOING CONCERN UNCERTAINTY
We have incurred substantial net losses since our inception; we incurred net losses of $22.6 million and $26.5 million in the three months ended March 31, 2017 and 2016, respectively. Accumulated deficit was $734.0 million as of March 31, 2017. Net cash used in operating activities was $13.3 million and $19.1 million in the three months ended March 31, 2017 and 2016, respectively. Cash and cash equivalents were $44.8 million as of March 31, 2017.

We are a growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated limited revenues from commercial sales. We intend to focus on growing product revenues primarily in the unconsolidated SB Oils JV in 2017. As a result, we expect our reported consolidated revenues to decrease in 2017 compared to 2016, primarily due to lower research and development programs revenues as certain funded programs shift toward commercial product revenue in the unconsolidated SB Oils JV.
Net losses are expected to continue as we build out our product pipeline. We expect to incur additional costs and expenses related to the continued development and focused commercial strategy on food and specialty personal care ingredients. These activities will include operations at our Peoria facility as we explore strategic opportunities to partner our AlgaVia ® line of products, and support the operations of the SB Oils JV plant.
As of March 31, 2017, there was $32.5 million of convertible notes (2018 Notes), due on February 1, 2018, and $140.5 million of convertible notes (2019 Notes), due on October 1, 2019. Accordingly, we had $32.5 million due in 10 months from March 31, 2017 or approximately 9 months from May 5, 2017 (the date of the filing of this Form 10-Q), and $140.5 million due in 2.5 years from March 31, 2017 or 2.4 years from May 5, 2017. Cash and cash equivalents and forecasted cash flows from operations are not sufficient to sustain our operations and meet such obligations through May 31, 2018.

On February 24, 2017, we announced that we had retained Rothschild Inc. (Rothschild) as our financial advisor and that we were in discussions with a number of potential investors to raise additional capital and/or recapitalize our outstanding convertible senior subordinated notes. However, no agreements have been made and such discussions may not lead to a transaction.

We have directed Rothschild to assist us in the following objectives:

•	restructure or refinance a substantial portion of our 2018 and 2019 Notes;

•	raise additional capital via a combination of the following potential activities

•Issuance of new equity

•Issuance of new debt

•Entering partnerships for our AlgaVia® food powders and/or our Thrive® Consumer businesses;

•	and/or the outright sale of certain other assets.

In addition to the above activities, we may also execute a combination of the following:

•	sell additional equity through an existing effective registration statement;

•
convert individual holders of the convertible 2018 and 2019 Notes into our common stock through induced conversions (in the three months ended March 31, 2017, we exchanged 2019 Notes totaling approximately $7.6 million by issuing 3.62 million shares (including 2.40 million inducement shares); and/or

•	further streamline operations which may result in further reduction in headcount and other expenses. In March 2017 we reduced our workforce by approximately 25%.
As further discussed in note 17, on April 3, 2017, we exercised our right to use a grace period to defer payment of interest of approximately $3.5 million on our 2019 Notes. On May 2, 2017 we amended our SVB Loan agreement with respect to restricted collateral accounts, and on May 3, 2017 we entered into a forbearance agreement with certain holders of our 2019 Notes. Accordingly, we have classified the 2019 Notes as current liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. There is significant uncertainty regarding our ability to meet our obligations and sustain our operations through May 31, 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

4. INVESTMENT IN SB OILS JV
Background and Operations
In April 2012, we formed the SB Oils JV with Bunge to build, own and operate the SB Oils JV Plant, a commercial-scale renewable algae oils production facility adjacent to Bunge’s Moema sugarcane mill in Brazil, leveraging our technology. SB Oils JV is governed by a six member board, three from each investor.
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
The SB Oils JV will:

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

In addition, we are in discussions with Bunge to extend the maturity date of the revolving loan facility under which Bunge has been providing working capital to SB Oils. The maturity date of the facility was April 2, 2017, with repayment of amounts outstanding thereunder due on May 3, 2017 (taking into account waivers granted by Bunge to SB Oils).

Equity Accounting

We account for our interest in the SB Oils JV under the equity method of accounting. Our equity investment in the SB Oils JV was $44.9 million and $42.4 million as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, we recognized $6.2 million and $4.9 million of losses, respectively, related to our equity method investment in the SB Oils JV.

We contributed $6.6 million and $2.4 million to the SB Oils JV in the three months ended March 31, 2017 and 2016, respectively. We also contributed $1.1 million and $1.1 million to the SB Oils JV in the three months ended March 31, 2017 and 2016, respectively, through a reduction in our receivables due from the SB Oils JV.

We have determined that the SB Oils JV is a VIE based on the insufficiency of each party’s equity investment at risk to absorb their respective share of the expected losses of the SB Oils JV. The optimization and ramping up of the SB Oils JV Plant is the activity of the SB Oils JV that most significantly impacts its current economic performance. Although we have the obligation to absorb losses and the right to receive benefits of the SB Oils JV that could potentially be significant to the SB Oils JV, we have equal shared decision–making powers with Bunge over certain significant activities of the SB Oils JV, including those related to the construction, optimization and ramping up of the SB Oils JV. Therefore, through and as of March 31, 2017, we do not consider ourselves to be the SB Oils JV’s primary beneficiary, and as such have not consolidated the financial results of the SB Oils JV. Consolidation may be required in the future due to changes in events and circumstances impacting the power to direct the activities that most significantly affect the SB Oils JV’s economic performance. We will continue to reassess our designation as the primary beneficiary of the SB Oils JV.
The following table summarizes the carrying amounts of the assets and the fair value of the liabilities included in our condensed consolidated balance sheets and the maximum loss exposure related to our interest in the SB Oils JV as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(1)
SB Oils JV	$—	$—	$44,893	$—	$56,584

	As of December 31, 2016
	Assets			Liabilities
	Accounts Receivable	Unbilled Revenues	Investments in Unconsolidated Joint Ventures	Loan Guarantee	Maximum Exposure to Loss(2)
SB Oils JV	$—	$—	$42,373	$—	$54,162

(1)
Includes maximum exposure to loss attributable to our bank guarantee required to be provided for the SB Oils JV of $11.2 million and non-cancelable purchase obligations of $0.5 million (based on the exchange rate at March 31, 2017).

(2)
Includes maximum exposure to loss attributable to our bank guarantee required to be provided for the SB Oils JV of $10.8 million and non-cancelable purchase obligations of $0.9 million (based on the exchange rate at December 31, 2016).

We may be required to contribute additional capital to the SB Oils JV which would increase our maximum exposure to loss. These future contribution amounts cannot be quantified at this time.

Summarized Financial Information
Summarized information on the SB Oils JV’s balance sheets and income statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016 respectively, was as follows (in thousands):

	As of March 31, 2017	As of December 31, 2016
Current assets	$19,784	$15,492
Property, plant and equipment, net	117,159	115,012
Recoverable taxes(1)	21,072	20,278
Spare parts	2,005	1,858
Total assets	$160,020	$152,640

Current liabilities	$31,630	$31,802
Noncurrent liabilities	37,980	39,910
JV’s partners’ capital, net	90,410	80,928
Total liabilities and partners’ capital, net	$160,020	$152,640

(1)Recoverable taxes are comprised of value-added taxes paid upon the acquisition of property, plant and equipment items and other goods and services, and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by the SB Oils JV in Brazil. The realization of these recoverable tax payments could take in excess of five years.

	Three months ended March 31,
	2017	2016
Net sales	$2,932	$1,059
Gross loss	$(2,652)	$(1,976)
Net loss	$(14,038)	$(9,354)
Impairment Assessment
We assessed the recoverability of our equity investment in the SB Oils JV as of December 31, 2016 using a discounted cash flow analysis. We also compared the discounted cash flow analysis to a market approach based upon relevant market multiples. Our analysis was performed using the guidance from ASC 323, Investments - Equity Method and Joint Ventures, Subsequent Measurement, which states that a loss in value of an investment that is an other than temporary decline shall be recognized. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. With consideration to the above guidance, we evaluated our ongoing business activities at the SB Oils JV and concluded there was no impairment of our investment in the SB Oils JV as of December 31, 2016. The process of evaluating the potential impairment is subjective and requires significant estimates and assumptions. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ significantly from those estimates. Changes in assumptions or circumstances could result in an impairment in the period the change occurs and in future years. Management’s conclusion that our equity investment in SB Oils JV was not impaired as of December 31, 2016 was based upon the following critical estimates and assumptions:
Revenues

•	material increases in product revenues from $10 million in 2016 to over $200 million in 2021 and future years, primarily from AlgaPrime™ DHA sales;

•	maintain current average selling prices based on current contracted prices;

Costs

•	maintain access to cane sugar feedstock;

•	increase production volumes by optimizing plant throughput and increasing yields, drying rates and final recovery rates;

•	reduction of production costs through increased fermentation and recovery efficiencies combined with increasing volumes;

•	increase in contribution margins;

Capital Expenditures

•	capital expenditure of $3 million in 2017 on dryer refurbishment;

•	additional capital investment of $20 million to $30 million over the next five years to improve throughput rates and increase capacity;

Other

•	discount rate of approximately 14%; and

•	no significant adverse change in the regulatory or economic environment in Brazil or other countries, as applicable.

We also performed independent breakeven sensitivity analyses, and determined there would be no impairment as of December 31, 2016, as follows:

•	If sales volume were 37% less than forecast in the years 2017 through 2030;

•	If the contribution margin was 47% less than forecast in the years 2017 through 2030; or

•	If the discount rate was increased to approximately 20%.

The estimates used for cash flow forecasts required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our and the SB Oils JV business plans that could result in changes to the expected cash flows. As a result, it is possible that impairments may be required in 2017 or future reporting periods. As of March 31, 2017, we did not identify impairment indicators for our investment in the SB Oils JV.
Revenues from SB Oils JV

Revenues from research and development programs with the SB Oils JV (net of intercompany eliminations) were $2.9 million and $2.8 million in the three months ended March 31, 2017 and 2016, respectively.

5. RESTRUCTURING CHARGES

On March 29, 2017, we took steps to decrease operating expenses through a reduction in workforce of approximately 25%, a planned suspension of operations at our Peoria facility as we explore strategic opportunities to partner our AlgaVia® line of products, and other cost-cutting measures. These initiatives are not expected to impact operations at our SB Oils JV and were designed to enhance focus on the scale-up of strategic products, including AlgaPrime™ DHA. In addition to the $0.6 million we have incurred through March 31, 2017, we expect to incur additional restructuring charges related to these initiatives of between $1.5 million and $2.0 million. Restructuring activities for the three months ended March 31, 2017 were as follows (in thousands):

	Liability as of December 31, 2016	2017 Expense	Deductions/Payments	Liability as of March 31, 2017
Other exit costs	$—	$129	$(129)	$—
Employee termination costs	—	497	(58)	439
Total	$—	$626	$(187)	$439

In October 2015, we made a strategic decision to terminate our manufacturing agreements at the Archer Daniels Midland Company (ADM) Clinton and American Natural Processors (ANP) Galva facilities to better align our immediate production assets with our operating strategy while minimizing production costs. As part of our continuing strategy to focus our operations on targeted, higher-value product categories, we streamlined operations by reducing workforce by approximately 20% in January 2016. As a result, we incurred restructuring charges of $1.2 million for the three months ended March 31, 2016.

6. BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share is computed by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including conversion of our debt or preferred stock into common stock, stock options, common stock issuable pursuant to restricted stock units and common stock warrants. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented as the effect was anti-dilutive (in thousands):

	March 31,
	2017	2016
Shares of common stock to be issued upon conversion of convertible debt (Notes)	14,579	18,791
Shares of common stock to be issued upon conversion of Series A Preferred Stock	6,000	13,925
Options to purchase common stock	12,173	13,166
Restricted stock units	1,405	1,714
Warrants to purchase common stock	750	750
Total	34,907	48,346
The table above does not reflect early conversion payment features of the Notes (see Note 7) that may be settled, at our election, in cash or, subject to satisfaction of certain conditions, in shares of our common stock.

7. CONVERTIBLE DEBT
A summary of our convertible debt as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Convertible debt:
2018 Notes, due February 1, 2018	$32,485	$32,485
2019 Notes, due October 1, 2019	140,506	148,073
Total principal outstanding	172,991	180,558
Less:
Unamortized debt discount	(4,877)	(5,668)
Debt issuance costs	(233)	(270)
Total debt carrying amount	$167,881	$174,620

Current portion of convertible debt	$167,881	$—
Noncurrent portion of convertible debt	—	174,620
Total debt carrying amount	$167,881	$174,620
We were in compliance with all debt covenants as of December 31, 2016. As further discussed in note 17, on April 3, 2017, we exercised our right to use a grace period to defer payment of interest of approximately $3.5 million on our 2019 Notes and on May 3, 2017 we elected not to make the interest payment at the end  of the grace period, thus creating an Event of Default under the Indenture for the 2019 Notes. On May 3, 2017 we also entered into a forbearance agreement with certain holders of our 2019 Notes related to that Event of Default. However, because these holders have the right to accelerate payment of our 2019 Notes after the forbearance agreement terminates, and the forbearance agreement does not extend past March 31,

2018, we have classified the 2019 Notes as current liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2017.
Convertible Senior Subordinated Notes -2018 Notes—As of March 31, 2017, we had $32.5 million aggregate principal amount outstanding of 6.00% Convertible Senior Subordinated Notes due 2018 (2018 Notes). The 2018 Notes bear interest at a fixed rate of 6.00% per year, payable semiannually in arrears on August 1 and February 1 of each year. The 2018 Notes are convertible into our common stock and may be settled as described below. The 2018 Notes will mature on February 1, 2018, unless earlier repurchased or converted. We may not redeem the 2018 Notes prior to maturity.
The 2018 Notes are convertible at the option of the holders at any time prior to the close of business on the scheduled trading day immediately preceding February 1, 2018 into shares of our common stock at a conversion rate of 121.1240 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $8.26 per share of common stock).
Convertible Senior Subordinated Notes - 2019 Notes— As of March 31, 2017, we had $140.5 million aggregate principal amount outstanding of 5.00% Convertible Senior Subordinated Notes due 2019 (2019 Notes). The 2019 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2019 Notes are convertible into our common stock and may be settled early as described below. The 2019 Notes will mature on October 1, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Notes prior to maturity.
The 2019 Notes are convertible at the option of the holders on any day prior to and including the scheduled trading day prior to October 1, 2019. The 2019 Notes are convertible at a conversion rate of 75.7576 shares of our Common Stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $13.20 per share of our Common Stock), subject to adjustment upon the occurrence of certain events. With respect to any conversion prior to January 1, 2018 (other than conversions in connection with certain fundamental changes where we may be required to increase the conversion rate as described below), in addition to the shares deliverable upon conversion, holders are entitled to receive an early conversion payment equal to $83.33 per $1,000 principal amount of 2019 Notes surrendered for conversion that may be settled, at our election, in cash or shares of our common stock.
Convertible Debt Exchange —During the three months ended March 31, 2017, we exchanged 2019 Notes totaling approximately $7.6 million by issuing approximately 3.62 million new shares (including approximately 2.40 million inducement shares) of our common stock. We recorded a non-cash debt conversion expense of approximately $2.4 million related to the exchange in three months ended March 31, 2017.

8. STOCK-BASED COMPENSATION
The following table summarizes the components and classification of stock-based compensation expense related to stock options, restricted stock units and awards and our Employee Stock Purchase Plan (ESPP) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$1,223	$1,925
RSUs	453	905
ESPP	(13)	(303)
Stock-based compensation expense	$1,663	$2,527
Research and development	$482	$544
Sales, general and administrative	1,181	1,983
Stock-based compensation expense	$1,663	$2,527

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss, by component, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(16,808)	$—	$(16,808)
Other comprehensive income	1,153	—	1,153
Balance at March 31, 2017	$(15,655)	$—	$(15,655)

10. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$64	$25
Work in process	1,196	773
Finished goods	833	1,547
Total inventories	$2,093	$2,345

11. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment—net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Plant equipment	$24,560	$25,269
Building and improvements	5,810	5,810
Lab equipment	7,088	7,088
Leasehold improvements	3,003	2,993
Computer equipment and software	3,980	3,968
Other	1,087	1,076
Total	45,528	46,204
Less: accumulated depreciation and amortization	(24,135)	(23,530)
Property, plant and equipment—net	$21,393	$22,674

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and related liabilities	$3,075	$4,379
Accrued interest	3,837	2,663
Accrued restructuring costs	439	—
Deferred rent	973	—
Other accrued liabilities	1,721	1,814
Total accrued liabilities	$10,045	$8,856

13. COMMITMENTS AND CONTINGENCIES
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
In February 2017, the plaintiffs in the Norfolk Securities Class Action filed an amended complaint against the Company, its former CEO, Jonathan Wolfson and its current CFO/COO, Tyler Painter. The complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint seeks unspecified damages on behalf of a purported class that would comprise all individuals who acquired our securities between February 27, 2014 and November 5, 2014. The amended complaint alleges that investors were misled by statements made during that period about the construction progress, development, and production capacity associated with the production facility located in Brazil owned by SB Oils. We filed a Motion to Dismiss the amended and restated complaint on March 17, 2017 and the plaintiffs filed their Opposition to our Motion to Dismiss on April 17, 2017. The hearing for the Motion to Dismiss is scheduled for June 1, 2017. We believe the complaint lacks merit, and intend to defend ourselves vigorously.
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
In August 2015, a complaint entitled Gregory M. Miller, derivatively on behalf of Solazyme, Inc. v. Jonathan S. Wolfson et al. was filed in the U.S. District Court for the Northern District of California (the “Miller Federal Derivative Action”). The complaint seeks unspecified damages, purportedly on our behalf from certain of our current and former directors and officers. The complaint asserts claims against these defendants for breach of fiduciary duty and aiding and abetting. The complaint alleges that these defendants are liable for making allegedly false and misleading statements and omitting certain material facts in our securities filings and other public disclosures. The Miller Federal Derivative Action is based on substantially the same facts as the Norfolk Securities Class Action and the Bertonis State Derivative Action described above. The Miller Federal Derivative Action is presently stayed pending resolution of the motion to dismiss in the Norfolk Securities Class Action. Based on a review of the plaintiffs’ allegations, we believe that the plaintiff has not demonstrated standing to sue on our behalf.
Perales Securities Class Action Litigation
In November 2016, a securities class action complaint entitled Ruben Perales v. TerraVia Holdings, Inc. et al. was filed against the Company, its former CEO, Jonathan Wolfson, its current CEO, Apu Mody and its CFO/COO, Tyler Painter, in the U.S. District Court for the Northern District of California. In December 2016, a second, related securities class action complaint, captioned Dimitrios Daniil v. TerraVia Holdings, Inc. et al, was filed in the same court. The two cases were consolidated on April 7, 2017 (the “Perales Securities Class Action”) and an amended and restated complaint was filed on April 26, 2017. The plaintiffs assert claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified damages on behalf of a purported class that would comprise all individuals who acquired our securities between May 4, 2016 and November 6, 2016. The plaintiffs allege that investors were misled by statements made during that period about our AlgaVia algae products and as a result our statements about our business, operations and prospects were false and misleading and/or lacked a reasonable basis. We intend to file a Motion to Dismiss the complaint by May 26, 2017. We believe the complaint lacks merit, and intends to defend ourselves vigorously.
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
Roquette Frères, S.A.
In September 2013, an arbitration (the “Roquette Arbitration”) was initiated with Roquette Frères, S.A. (“Roquette”) in connection with the dissolution of a joint venture between the Company and Roquette known as Solazyme Roquette Nutritionals L.L.C. (“SRN”). We sought a declaration that, in accordance with the terms of the joint venture agreement between the parties, we should be assigned all improvements made by or on behalf of SRN to our intellectual property. In February 2015 the arbitration panel released its decision, ordering, inter alia, the assignment to the Company of (i) all SRN patent applications, (ii) all SRN know-how related to high lipid algae flour and high protein algae powder and (iii) all Roquette patent applications filed since November 2010 relating to algae food and food ingredients, as well as methods for making and using them. In addition, the arbitration panel ordered Roquette to pay to us $2.3 million in legal costs and fees. The arbitration award was confirmed by order of the U.S. District Court for the District of Delaware in December 2015. Roquette appealed the confirmation of the arbitration award to the U.S. Court of Appeals for the Third Circuit. In December 2016 the U.S. Court of Appeals for the Third Circuit upheld the confirmation of the panel’s award. Roquette has paid a portion of the award and the parties are discussing the remainder of the award, including the assignment by Roquette to the Company of all Roquette patent applications filed since November 2010 relating to algae food and food ingredients, as well as methods for making and using them. The stay entered in January 2016 by the U.S. District Court for the District of Delaware, which enjoined Roquette from pursuing any further commercialization of any technology arguably within the ambit of the arbitral decision, including the sale of products, remains in place. In connection with the arbitration award, we received a payment of $2.4 million in February 2017 from Roquette. This payment was recognized as a reduction in total costs and operating expenses in our unaudited condensed consolidated financial statements for the three months ended March 31, 2017.
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
We may be involved, from time to time, in additional legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingencies involving us, management does not believe any pending matters individually and in the aggregate will be resolved in a manner that would have a material effect on our consolidated financial position, results of operations or cash flows.

SVB Standby Letter of Credit and Loan and Security Agreement

In the second quarter of 2016, we entered into an agreement with Silicon Valley Bank (SVB Agreement) that provides for a $12.9 million letter of credit facility (the Facility) denominated in U.S. dollars or a foreign currency. On April 29, 2016, Silicon Valley Bank issued a standby letter of credit (SVB SLOC) to support a bank guarantee issued on our behalf to the

Brazilian Development Bank (BNDES) in connection with the loan agreement entered into in 2013 between BNDES and the SB Oils JV. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the Scotia Bank Confirmation) on behalf of Silicon Valley Bank. We are required to pay fees of 1.5% and 0.7% of the collateral per annum related to the SVB SLOC and the Scotia Bank Confirmation, respectively. We are also required to pay a fee of 1.99% of the collateral per annum for the issuance of the bank guarantee to BNDES.

Under the SVB Agreement, we are subject to financial covenants and covenants related to our 2018 Notes and 2019 Notes, as well as customary negative covenants. The SVB Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. We have not recorded any liability for this guarantee as of March 31, 2017, as performance is not considered probable.

As detailed in note 17, on May 2, 2017 we amended and restated the SVB Agreement.

14. CONVERTIBLE PREFERRED STOCK
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
During the three months ended March 31, 2017, holders of preferred stock converted 14,750 shares of Convertible Preferred Stock into 7,375,000 shares of our common stock. These transactions resulted in an increase to common stock and additional paid in capital, and a decrease to convertible preferred stock of approximately $14.1 million. We have classified the convertible preferred stock as temporary equity in our condensed consolidated balance sheet as of March 31, 2017 due to the existence of certain change in control provisions that are not solely within our control. As of March 31, 2017, 12,000 shares of Convertible Preferred Stock were outstanding.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following tables present our financial instruments that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$3,112	$—	$—	$3,112
Total	$3,112	$—	$—	$3,112

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents	$21,834	$—	$—	$21,834
Marketable securities:
Corporate bonds	—	522	—	522
Total	$21,834	$522	$—	$22,356
Cash Equivalents and Marketable Securities – Cash equivalents and marketable securities classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers and internal assumptions of the independent pricing services. We corroborate the reasonableness of non-binding quotes received from the independent pricing services by comparing them to quotes of identical or similar instruments from other pricing sources. During the three months ended March 31, 2017 and 2016, we did not record impairment charges related to our cash equivalents and marketable securities, and we did not have any transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy.
As of March 31, 2017 and December 31, 2016, the carrying values of our accounts receivables and secured and unsecured debt obligations, excluding the Notes, approximated their fair values. We have estimated the fair value of the Notes to be $80.3 million at March 31, 2017, compared to a principal outstanding value of $173.0 million. These estimates are based upon Level 2 inputs using the market price of the Notes derived from actual trades quoted from Bloomberg.

16. SALE OF ALGENIST AND DISCONTINUED OPERATIONS
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
The summary comparative financial results of the Algenist discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$—	$5,971
Costs and operating expenses:
Cost of product revenues	—	1,913
Sales, general and administrative	—	5,126
Total costs and operating expenses	—	7,039
Loss before other expense	—	(1,068)
Other income	—	23
Loss from discontinued operations	$—	$(1,045)

After the sale, we consider that we have sufficient influence over Algenist Holdings, Inc. to require equity accounting. Hence we recognize our proportionate share of the earnings (losses) of Algenist Holdings, Inc. under the equity method of accounting within results of continuing operations. Our investment in Algenist Holdings, Inc. included in equity method investment assets on our consolidated balance sheet was $1.2 million as of March 31, 2017, and our equity loss from our investment in Algenist Holdings, Inc. for the three months ended March 31, 2017 was $0.3 million.

Summarized financial information
Summarized financial information for the Algenist Holdings, Inc. income statement for the three months ended March 31, 2017 was as follows (in thousands):

Three months ended March 31, 2017
Net sales	$5,434
Gross profit	$3,265
Net loss	$(1,613)

17. SUBSEQUENT EVENTS
Forbearance agreement
The next interest payment on our 2019 Notes of approximately $3.5 million was due April 3, 2017. We decided not to pay the interest payment on April 3, 2017 and, as provided for in the Indenture, dated as of April 1, 2014 (2019 Indenture), by and between us and Wells Fargo Bank, National Association, as trustee (including its successor or assign as trustee under the Indenture, the Trustee) that governs the 2019 Notes, commenced a 30-day grace period to make such payment. We did not make such interest payment on May 3, 2017, which was the last day of such 30-day grace period. Our failure to pay this interest payment on May 3, 2017 results in an event of default under the 2019 Indenture governing the 2019 Notes. While the event of default is continuing under the 2019 Indenture, the Trustee or holders of at least 25% in aggregate principal amount of the 2019 Notes may, among other things, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts. However, on May 3, 2017, we entered into a Forbearance Agreement (Forbearance Agreement) with certain beneficial owners and/or investment advisors or managers of discretionary accounts for such beneficial owners (Holders) of approximately 69% in aggregate principal amount of our 2019 Notes (Consenting Holders). With the support of the Consenting Holders, we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period (as defined below).  We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful in this time frame.

Pursuant to the Forbearance Agreement, each Consenting Holder has agreed that, during the “Forbearance Period” (as defined below) and subject to certain termination events, it will not, among other things, (i) take any action, enforce any of its rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, or (ii) direct the Trustee to take any action, enforce any rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, against us, our affiliates or, in each case, any assets thereof, in each case solely with respect to our failure to make the interest payment due on April 3, 2017 on the 2019 Notes.

As defined in the Forbearance Agreement, the “Forbearance Period” ends on the earlier of June 28, 2017 and the occurrence of any of the specified early termination events described therein, which include (i) a further default or event of default under the 2019 Indenture and (ii) acceleration of the principal of the 2019 Notes. The Forbearance Period may also be terminated by the Consenting Holders upon the occurrence of certain specified events described therein, which include, among other things, (i) material payments, transactions or expenditures outside the ordinary course of business, (ii) material payments to any subsidiary or affiliate of us other than a direct or indirect payment to or for the benefit of SB Oils for the purpose of funding the ordinary course operating-related expenses of SB Oils, (iii) failure to take all reasonable efforts in good faith to reduce expenditures, (iv) incurrence of any indebtedness for borrowed money or any indebtedness that is secured by liens senior in right of payment or priority to the 2019 Notes, (v) we do not work diligently to advance both (a) the ongoing marketing process to sell all, substantially all, or a portion of, our business (M&A Process), and (b) to obtain an exit financing facility to support a possible restructuring of our obligations under the 2019 Notes and our 2018 Notes (Exit Financing Search), (vi) failure to establish May 31, 2017 as a firm deadline for the delivery of non-binding indications of interest in the M&A Process and non-binding financing proposals in the Exit Financing Search, or (vii) if, prior to May 26, 2017, we and the Consenting Holders have not agreed to the material terms of a potential restructuring.

In furtherance of the foregoing, during the Forbearance Period, we have agreed to provide the Consenting Holders (or, in the event that such information is or may be non-public or otherwise restricting, the Consenting Holders’ legal and financial advisors) with (i) information relating to (a) any action or development that has or reasonably could have a material adverse effect on us or the Consenting Holders, and (b) any action or development that constitutes or reasonably could constitute an event that could terminate the Forbearance Period, (ii) any information reasonably requested by the Consenting Holders’ legal and financial advisors, (iii) weekly updates on our ongoing sale and financing processes, and (iv) beginning no later than May 12, 2017, a 13-week cash flow forecast and, thereafter, weekly updates thereto. Our failure to provide any of information set forth in the foregoing clauses (i) through (iv) allows the Consenting Holders to terminate the Forbearance Period if such failure is not cured within three (3) days thereof.

In addition, and notwithstanding anything in the Forbearance Agreement or in the 2019 Indenture to the contrary, solely during the Forbearance Period, the incurrence of any indebtedness that is secured by liens senior in right of payment or priority to the 2019 Notes (with respect to indebtedness greater than $10 million incurred outside of the ordinary course by us or any of our subsidiaries other than SB Oils) is prohibited by the Forbearance Agreement and upon such prohibited action occurring, 100% of the 2019 Obligations shall become and shall automatically be immediately due and payable, without notice to us or any other action by any Consenting Holder.  Notwithstanding the preceding sentence, we and any of our subsidiaries may incur senior and/or secured indebtedness during the Forbearance Period without triggering any such acceleration so long as the Consenting Holders are provided written notice of the terms of any such proposed financing and given seven days in which to match in writing such terms in their entirety (subject to definitive documentation consistent with such terms).

As a result of the terms described above, we have classified the 2019 Notes as current liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2017
SVB agreement

On June 28, 2016, we entered into a loan and security agreement (SVB Agreement) with Silicon Valley Bank (SVB) that provides for a $12.9 million letter of credit facility (Facility). The Facility supports the standby letter of credit issued on April 29, 2016 by SVB (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to BNDES in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. On May 2, 2017 we amended and restated the SVB Agreement (Amended SVB Agreement). The Amended SVB Agreement, and related Bank Services Pledge Agreement, set up a restricted collateral account with the SVB that will contain not less than 110% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility (Restricted Cash). The initial balance in the restricted collateral account is $12.2 million. The Amended SVB Agreement also provides that we will keep not less than $5 million in a separate account at SVB that will also be part of the collateral package but is not restricted cash (Designated Deposit Account). We are subject to customary negative covenants under the Amended SVB Agreement, including a covenant that places limitations on change in control transactions. The Amended SVB Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs and continues, SVB may declare all outstanding obligations under the Facility immediately due and payable, with all obligations being immediately due and payable without any action by SVB if we (i) fail to be solvent (as defined in the Amended SVB Agreement), or (ii) begin an insolvency proceeding or an insolvency proceeding is begun against us that is not dismissed or stayed within 45 days. If an event of default occurs and continues, SVB may also transfer into the restricted collateral account funds from the Designated Deposit Account such that the total balance in the restricted collateral account equals 125% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility. If a demand for payment is made under any letter of credit issued under the Facility the principal amount paid by SVB shall accrue interest at a floating per annum rate equal to 2.0% above the prime rate, which interest shall be payable on demand. We will pay SVB an annual fee of 1.00% per annum with respect to letters of credit issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our strategy and expectations as to future financial and operating performance and focus, future selling prices and margins for our products, attributes and performance of our products, manufacturing capacity, expense levels, liquidity sources and our expectations regarding certain legal matters are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC).
Overview
We are a food, nutrition and specialty ingredients company that harnesses the power of algae, the origin of all plants. Our innovative platform uses microalgae to produce high-value triglyceride oils, proteins, fibers, micronutrients and other ingredients. The inherent flexibility of our technology platform and the broad usage of these materials across multiple industries allow us to approach a wide range of customers across myriad end markets. We have streamlined our strategy to focus on food, nutrition and specialty ingredient products and began to more broadly commercialize these products in 2015.
The unique composition of our oils, powders and other algae-derived products addresses specific customer requirements. We are commercializing high-value oils and powder products with companies that primarily use them as ingredients. We have developed and are commercializing food, nutrition and specialty ingredient products with sustainability benefits that can replace or enhance products derived from the world’s three existing oil sources: petroleum, plants and animal fats. Over our history, we have also invested in and developed products, technology and market opportunities in the industrials area, which includes fuels, industrial oils, and the oilfield/Encapso® business. We believe we are being opportunistic in our pursuit of strategic alternatives for the AlgaVia® food powders and Thrive® consumer oils business, looking to partner with organizations who have the operational and financial capabilities needed to realize the potential of these businesses.
Our food oils are formulated to offer a variety of functional benefits such as enhanced structuring capabilities and stability while providing robust formulation and process flexibility. These food oils, which have the potential to improve upon conventionally utilized specialty fats and oils, include our high oleic algae oil and our Algae Butter. These food oils have received FDA generally recognized as safe (GRAS) "No Questions" letters, including our Algae Butter as of April 2017. Currently, our high oleic algae oil is commercially available in our consumer culinary Thrive® oil brand and our Algae Butter is currently being sampled in our AlgaWise® branded food oil platform.
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
In May 2016, we and Bunge announced the launch of a native, whole algae DHA, docosahexaenoic acid, a long chain omega-3 fatty acid as a sustainable specialty feed ingredient, prioritizing the aquaculture market. In March 2017, we announced as part of a focused commercial strategy, a planned suspension of operations at our Peoria facility as we explore strategic opportunities to partner our AlgaVia ® line of products.
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

Since 2011, we have entered into multiple Joint Development Agreements (JDAs) with Bunge to jointly develop microbe-derived oils, powders and biomass products, and explore the production of such products from Brazilian sugarcane feedstock. In April 2012, we formed with Bunge Solazyme Bunge Renewable Oils Cooperatief U.A., (SB Oils JV) which wholly owns Solazyme Bunge Produtos Renováveis Ltda. (SB Oils). SB Oils operates a commercial-scale renewable algae oils production facility adjacent to Bunge's Moema sugar mill in Brazil. In addition, the SB Oils plant has been designed to be expanded for further production in line with market demand. Additional capital expenditures may be required to reach nameplate capacity depending on the product mix produced at the plant. We own 50.1% of the SB Oils JV and Bunge Global Innovation, LLC owns the remaining 49.9%. We account for the SB Oils JV under the equity method of accounting and the SB Oils JV results are not consolidated with our operations. On February 28, 2017, Bunge Limited filed its 2016 Annual Report on Form 10-K in which it reported equity investment impairment charges of $44 million in the fourth quarter of 2016 that included an impairment charge of Bunge’s equity investment in the SB Oils JV. See Note 4 to our unaudited condensed consolidated financial statements for our analysis of our equity investment in the SB Oils JV.
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
Our business has not been generating sufficient cash flow from operations, and funds may not be available in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, and we could utilize our available financial resources sooner than we currently expect. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise adequate funds and continue to incur losses, we will not be able to fund our operations or continue our business as a going concern. For additional information, see Note 3 to our unaudited condensed consolidated financial statements.
On April 3, 2017, we exercised our right to use a grace period to defer payment of interest of approximately $3.5 million on our 2019 Notes and on May 3, 2017 we elected not to make the interest payment at the end  of the grace period, thus creating an Event of Default under the Indenture for the 2019 Notes. On May 3, 2017 we also entered into a forbearance agreement with certain holders of our 2019 Notes related to that Event of Default. However, because these holders have the right to accelerate payment of our 2019 Notes after the forbearance agreement terminates, and the forbearance agreement does not extend past March 31, 2018, we have classified the 2019 Notes as current liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2017.
With the support of certain beneficial owners and/or investment advisors or managers of discretionary accounts for such beneficial owners of approximately 69% in the aggregate principal amount of our 2019 Notes (the Consenting Holders), we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period (as defined in note 17 to our unaudited condensed consolidated financial statements). We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful in this time frame.
On May 2, 2017 we amended and restated our SVB loan and security agreement with respect to restricted collateral accounts as described below.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to revenue recognition, inventories, stock-based compensation and income taxes. There have been no material changes to our critical accounting policies described in our 2016 Annual Report on Form 10-K.

Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
Revenues

	Three Months Ended March 31,
	2017	2016	$ Change
	(In thousands)
Revenues:
Product revenues	$815	$1,301	$(486)
Research and development programs	3,704	3,587	117
Total revenues	$4,519	$4,888	$(369)
Total revenues
Total revenues of $4.5 million decreased by $0.4 million in the three months ended March 31, 2017 compared to the same period last year, due to the changes in product and research and development revenues noted below. We intend to focus on growing product revenues primarily in the unconsolidated SB Oils JV in 2017. As a result, we expect our reported consolidated revenues to decrease in 2017 compared to 2016, primarily due to lower research and development programs revenues as certain funded programs shift toward commercial product revenue in the unconsolidated SB Oils JV. The focus of the production at the SB Oils plant in the immediate future will be on a narrow set of food and nutritional and specialty products, and we believe this strategic decision will better align our immediate production assets with our operating strategy while minimizing production costs.
Product Revenues and Cost of Product Revenues
Product revenues and cost of product revenues for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands)
Product revenues	$815	$1,301	$(486)
Cost of product revenues	1,249	1,304	(55)
Gross loss	$(434)	$(3)	$(431)
Gross loss %	(53)%	—%	(53)%
Product revenues decreased $0.5 million in the three months ended March 31, 2017 compared to the same period last year primarily due to decreased revenues related to our fuels marketing and commercial development program, in line with our strategy to focus on focus on food, nutrition and specialty ingredient products.

During scale-up of the manufacturing process at the Archer Daniels Midland Company Clinton and American Natural Processors Galva facilities in 2015, and in our Peoria facility in 2016 and 2017, certain production costs were charged to research and development and selling, general and administrative expenses in line with applicable accounting standards. Gross margins would have been lower if such production costs had been charged to cost of product revenues.
Production volumes have not fully covered fixed costs at our production facilities in the periods presented, and the gross margin was negative 53% in the three months ended March 31, 2017 compared to a negative 0% gross margin in the same period last year, primarily due to changes in product mix and write downs of inventories in the three months ended March 31, 2017.

Research and Development Programs Revenue

Revenues from research and development programs (net of intercompany eliminations) of $3.7 million increased by $0.1 million in the three months ended March 31, 2017 compared to the same period last year. We are currently engaged in development activities with multiple strategic partners and the SB Oils JV, and we expect research and development program revenues to comprise a significant portion of overall revenue for 2017.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	$ Change
	(In thousands)
Operating expenses:
Research and development	$6,968	$8,231	$(1,263)
Sales, general and administrative	9,188	11,642	(2,454)
Restructuring charges	626	1,190	(564)
Arbitration award	(2,369)	—	(2,369)
Total operating expenses	$14,413	$21,063	$(6,650)
Research and Development Expenses
Research and development expenses decreased $1.3 million in the three months ended March 31, 2017 compared to the same period last year, due primarily to decreases in personnel-related costs of $0.7 million, and laboratory supplies of $0.3 million. Personnel-related costs include non-cash stock-based compensation expense of $0.5 million in both the three months ended March 31, 2017 and 2016 .
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased $2.5 million in the three months ended March 31, 2017 compared to the same period last year primarily due to lower personnel-related costs of $1.6 million, sales and marketing costs of $0.3 million and bad debt expense of $0.3 million. Personnel-related costs include non-cash stock-based compensation expense of $1.2 million in the three months ended March 31, 2017 compared to $2.0 million in the same period last year.
We expect overall sales, general and administrative expenses to decrease in 2017 compared to 2016, primarily due to lower employee costs and other cost reductions.
Restructuring charges
Restructuring charges expenses decreased $0.6 million in the three months ended March 31, 2017 compared to the same period last year primarily due to lower restructuring charges in the current period. On March 29, 2017, we took steps to decrease operating expenses through a reduction in workforce of approximately 25%, a planned suspension of operations at our Peoria facility as we explores strategic opportunities to partner our AlgaVia® line of products, and other cost-cutting measures. In addition to the $0.6 million we have incurred through March 31, 2017, we expect to incur additional restructuring charges of between $1.5 million and $2.0 million, and anticipate a reduction in annualized cash operating expenses of at least $8.0 million.
Arbitration award
In connection with an arbitration award, we received a payment of $2.4 million in February 2017 from Roquette, as further described in note 13 to our unaudited condensed consolidated financial statements. This payment was recognized as a reduction in total costs and operating expenses in our unaudited condensed consolidated financial statements for the three months ended March 31, 2017.
Other Expense, net

	Three Months Ended March 31,
	2017	2016	$ Change
	(In thousands)
Interest and other income, net	$515	$291	$224
Interest expense	(3,000)	(3,489)	489
Debt conversion expense	(2,436)	—	(2,436)
Loss from equity method investments	(6,523)	(4,872)	(1,651)
Gain from change in fair value of derivative liabilities	—	82	(82)
Total other expense, net	$(11,444)	$(7,988)	$(3,456)

Interest Expense
Interest expense decreased to $3.0 million in the three months ended March 31, 2017 compared to $3.5 million in the same period last year, primarily due to lower outstanding convertible debt balances.
Debt Conversion Expense
During the three months ended March 31, 2017, we exchanged 2019 Notes totaling approximately $7.6 million by issuing approximately 3.62 million new shares (including approximately 2.40 million inducement shares) of our common stock. We recorded a non-cash debt conversion expense of approximately $2.4 million related to the exchange in three months ended March 31, 2017.
Loss From Equity Method Investments
Loss from equity method investments increased to $6.5 million in the three months ended March 31, 2017 compared to $4.9 million in the same period last year, primarily due to higher operating expenses and product mix. We expect the loss from our equity method investments to decrease in 2017 compared to 2016 due to reduced production costs and increased commercial sales.

Liquidity and Capital Resources
Cash and cash equivalents and marketable securities available-for-sale were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$44,813	$63,509
Marketable securities available-for-sale	—	522
Total cash and cash equivalents and marketable securities	$44,813	$64,031
Cash and cash equivalents and marketable securities decreased by $19.2 million in the three months ended March 31, 2017, primarily due to cash used in operating activities of $13.3 million and $6.6 million of capital contributed to the SB Oils JV, partially offset by proceeds from sale of common stock of $0.7 million.
A summary of our cash flows from continuing operations for the periods indicated was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(13,347)	$(18,615)
Net cash provided by (used in) investing activities	(6,056)	8,372
Net cash provided by financing activities	690	27,556

Cash Flows from Operating Activities from Continuing Operations
Cash used in operating activities from continuing operations was $13.3 million in the three months ended March 31, 2017, primarily due to a loss of $22.6 million offset by non-cash charges. Non-cash charges included a $6.5 million loss from equity method investments, debt conversion expense, stock-based compensation, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization.

Cash used in operating activities from continuing operations was $18.6 million in the three months ended March 31, 2016 primarily due to a loss of $25.5 million, offset by aggregate non-cash charges of $9.2 million. Non-cash charges included a $4.9 million loss from equity method investments, debt conversion expense, stock-based compensation, depreciation and amortization, net amortization of premiums on marketable securities and debt discount and loan fee amortization.

Cash Flows from Investing Activities
Cash used in investing activities from continuing operations was $6.1 million in the three months ended March 31, 2017, primarily due to $6.6 million of cash contributed to the SB Oils JV partially offset by $0.5 million net proceeds from marketable securities.

Cash provided by investing activities from continuing operations in the three months ended March 31, 2016, was $8.4 million, primarily due to $11.0 million of net marketable securities maturities, partially offset by $2.4 million of cash contributed to the SB Oils JV.
Cash Flows from Financing Activities
Cash provided by financing activities was $0.7 million in the three months ended March 31, 2017, primarily due to net proceeds received of $0.7 million from the issuance of common stock.
Cash provided by financing activities was $27.6 million in the three months ended March 31, 2016, primarily due to net proceeds received from the convertible preferred stock issuance in March 2016.
Liquidity
We are a growth company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated limited revenues from commercial sales. We intend to focus on growing product revenues primarily in the unconsolidated SB Oils JV in 2017. As a result, we expect our reported consolidated revenues to decrease in 2017 compared to 2016, primarily due to lower research and development programs revenues as certain funded programs shift toward commercial product revenue in the unconsolidated SB Oils JV.
Net losses are expected to continue as we build out our product pipeline. We expect to incur additional costs and expenses related to the continued development and focused commercial strategy on food and specialty personal care ingredients. These activities will include operations at our Peoria facility as we explore strategic opportunities to partner our AlgaVia ® line of products, and support the operations of the SB Oils JV plant.
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
As of March 31, 2017, there was $32.5 million of convertible notes (2018 Notes), due on February 1, 2018, and $140.5 million of convertible notes (2019 Notes), due on October 1, 2019. Accordingly, we had $32.5 million due in 10 months from March 31, 2017 or approximately 9 months from May 5, 2017 (the date of the filing of this Form 10-Q), and $140.5 million due in 2.5 years from March 31, 2017 or 2.4 years from May 5, 2017. Cash and cash equivalents and forecasted cash flows from operations are not sufficient to sustain our operations and meet such obligations through May 31, 2018.

On February 24, 2017, we announced that we had retained Rothschild Inc. (Rothschild) as our financial advisor and that we were in discussions with a number of potential investors to raise additional capital and/or recapitalize our outstanding convertible senior subordinated notes.

We have directed Rothschild to assist us in the following objectives:

•	restructure or refinance a substantial portion of our 2018 and 2019 Notes;

•	raise additional capital via a combination of the following potential activities

•Issuance of new equity

•Issuance of new debt

•Entering partnerships for our AlgaVia® food powders and/or our Thrive® Consumer businesses;

•	and/or the outright sale of certain other assets.

In addition to the above activities, we may also execute a combination of the following:

•	sell additional equity through an existing effective registration statement;

•
convert individual holders of the convertible 2018 and 2019 Notes into our common stock through induced conversions (in the three months ended March 31, 2017, we exchanged 2019 Notes totaling approximately $7.6 million by issuing 3.62 million shares (including 2.40 million inducement shares); and/or

•
further streamline operations which may result in further reduction in headcount and other expenses. In March 2017 we reduced our workforce by approximately 25%, which we expect will reduce our annualized cash operating expenses by at least $8 million.

On April 3, 2017, we exercised our right to use a grace period to defer payment of interest of approximately $3.5 million on our 2019 Notes, and on May 3, 2017 we entered into a forbearance agreement with certain holders of our 2019 Notes. On May 2, 2017 we amended and restated our SVB loan and security agreement with respect to restricted collateral accounts as described below. With the support of the Consenting Holders, we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period (as defined in note 17 to our unaudited condensed consolidated financial statements). We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful in this time frame.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. There is significant uncertainty regarding our ability to meet our obligations and sustain our operations through May 31, 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans concerning these matters are discussed above. Our independent registered public accounting firm, Deloitte & Touche LLP, included a going concern uncertainty explanatory paragraph in its Report of Independent Registered Public Accounting Firm issued to us in connection with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.
BNDES Loan
In February 2013, SB Oils entered a loan agreement with the Brazilian Development Bank (BNDES) under which it could borrow up to R$245.7 million (approximately USD $78.0 million based on the exchange rate as of March 31, 2017). As of March 31, 2017, approximately $51.2 million was outstanding under the BNDES loan based on the exchange rate as of March 31, 2017. We have provided a bank guarantee equal to 14.39% of the total amount available under the BNDES Loan and may be required to provide a corporate guarantee equal to 35.71% of the total amount available under the BNDES Loan (with the total amount covered by the guarantees not to exceed our ownership percentage in the SB Oils JV). We expect to evaluate the optimal amount of SB Oils JV-related capital expenditures that we agree to fund on a case-by-case basis. These events may require us to access additional capital through equity or debt offerings. If we are unable to access additional capital, our growth may be limited due to the inability to build out additional manufacturing capacity.
SVB Letter of Credit and Loan and Security Agreement

In the second quarter of 2016, we entered into a loan and security agreement (SVB Agreement) with Silicon Valley Bank (SVB) that provides for a $12.9 million letter of credit facility (the Facility) denominated in U.S. dollars or a foreign currency. The Facility supports the standby letter of credit issued on April 29, 2016 by SVB (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to the Brazilian Development Bank (BNDES) in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the Scotia Bank Confirmation) on behalf of Silicon Valley Bank. On May 2, 2017 we amended and restated the SVB Agreement (Amended SVB Agreement). The Amended SVB Agreement, and related Bank Services Pledge Agreement, set up a restricted collateral account with the SVB that will contain not less than 110% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility (Restricted Cash). The initial balance in the restricted collateral account is $12.2 million. The Amended SVB Agreement also provides that we will keep not less than $5 million in a separate account at SVB that will also be part of the collateral package but is not restricted cash.
Convertible Debt

2018 Notes—In January 2013, we issued $125.0 million aggregate principal amount of 2018 Notes that will mature on February 1, 2018. We had $32.5 million aggregate principal amount of 2018 Notes outstanding as of March 31, 2017.
2019 Notes—On April 1, 2014, we issued $149.5 million aggregate principal amount of 2019 Notes that will mature on October 1, 2019. We had $140.5 million aggregate principal amount of 2019 Notes outstanding as of March 31, 2017.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments since our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
For information on variable interest entities and guarantees, refer to Note 4 in the accompanying notes to our unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 in the accompanying notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to financial market risks, primarily changes in interest rates, currency exchange rates and commodity prices. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of March 31, 2017. Actual results may differ materially.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. As of March 31, 2017, our investment portfolio was not significant, and hence we believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Our outstanding debt as of March 31, 2017 consists of fixed-rate debt, and therefore, is not subject to fluctuations in market interest rates.
Foreign Currency Risk
Our operations include manufacturing and sales activities primarily in the United States, as well as research activities primarily in the United States. We own 50.1% of Solazyme Bunge Renewable Oils Cooperatief U.A., a holding company that owns SB Oils. As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. For example, our operations in Brazil and/or potential expansion elsewhere in Latin America or increasing Euro denominated product sales to European distributors, will result in our use of currencies other than the U.S. dollar. In addition, the local currency is the functional currency of our Brazil subsidiary and SB Oils (an unconsolidated joint venture). The assets and liabilities of the Brazil subsidiary are translated from its functional currency to U.S. dollars at the exchange rate in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in our condensed consolidated statements of comprehensive loss. The assets and liabilities of SB Oils are also translated to U.S. dollars similar to our Brazil subsidiary, and we adjust our investment in SB Oils and cumulative translation adjustment in equity for our ownership portion of the cumulative translation gain or loss recognized on SB Oils' financial statements. As a result, our comprehensive income (loss), cash flows and expenses are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. A hypothetical 10% adverse change in foreign currency exchange rate would have had a $0.3 million impact on our net loss for the three months ended March 31, 2017. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Although substantially all of our sales are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We may consider hedging our foreign currency risk as we continue to expand internationally.
Commodity Price Risk
Our exposure to market risk for changes in commodity prices currently relates primarily to our purchases of plant sugar feedstock. A hypothetical 10% change in the cost of plant sugar feedstock would have had approximately a $0.1 million impact on our share of loss from equity method investment in the SB Oils JV for the three months ended ended March 31, 2017. We have not historically hedged the price volatility of plant sugar feedstock. Also, fluctuations in the prices of petroleum or certain plant oils may also impact our business to the extent our products compete with petroleum or plant-oil-derived products. In the future, we may manage our exposure to these risks by hedging the price volatility of such products, principally through futures contracts, and entering into joint venture agreements that would enable us to obtain secure access to feedstock. See also “Risk Factors-Risks Related to Our Business and Industry," A decline in the price of petroleum and petroleum-based products, plant oils or other commodities may reduce demand for our products and may otherwise adversely affect our business.

Item 4.	Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.
We may be involved, from time to time, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. The information relating to “Legal Matters” set forth under Note 13 - Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

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

Risks Related to Our Business and Industry
We have incurred significant losses to date, anticipate continuing to incur losses and may never achieve or sustain profitability. We have failed to make scheduled interest payments and are in negotiations with holders of certain of our convertible notes.
We are a company with a limited operating history. We only recently began commercializing our products. To date, a substantial portion of our revenues has consisted of funding from third party collaborative research agreements and government grants. We have generated only limited revenues from commercial sales, the majority of which were derived from sales of our skin and personal care products through our Algenist business, which we sold to a third party in August 2016. We expect a significant portion of our future revenues to come from commercial sales in food, including aquaculture, nutrition, and specialty personal care ingredients.
We have incurred substantial net losses since our inception, including a net loss of $22.6 million during the three months ended March 31, 2017. We expect these losses may continue as we ramp up our manufacturing capacity and build out our product pipeline. As of March 31, 2017, we had an accumulated deficit of $734.0 million. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development and the ramp up and operation of the Solazyme Bunge Produtos Renováveis Ltda. (SB Oils) production facility (described below). As a result, our annual and quarterly operating losses may continue.
In April 2012, we entered into a Joint Venture Agreement with Bunge Global Innovation and certain of its affiliates (Bunge), forming Solazyme Bunge Renewable Oils Coöperatief U.A. (SB Oils JV) which wholly owns SB Oils. We, along with our development and commercialization partners, will need to develop products successfully, cost effectively produce them in large quantities, and market and sell them profitably. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

Our independent registered public accounting firm, Deloitte & Touche LLP included a going concern uncertainty explanatory paragraph in its Report of Independent Registered Public Accounting Firm issued to us in connection with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2017. Our business has not been generating sufficient cash flow from operations, and funds may not be available in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, and we could utilize our available financial resources sooner than we currently expect. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise adequate funds and continue to incur losses, we will not be able to fund our operations or continue our business as a going concern. In addition, if our indebtedness is accelerated by our lenders or noteholders, all of such debt would become immediately due and payable and we will not have sufficient capital to pay those accelerated amounts, potentially leading to a restructuring or bankruptcy of the company. For additional information, see Note 3 - Going Concern Uncertainty - of the notes to the unaudited interim condensed consolidated financial statements.

We are in the process of analyzing various strategic alternatives to address our sources of liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring of our indebtedness, seeking additional debt or equity financing, assets sales and a filing under Chapter 11 of the U.S. Bankruptcy Code. Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a Chapter 11 proceeding continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships. There is no certainty that we will be able to implement any such options, and we can provide no assurance that any refinancing or changes in our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all.
We require additional financing and may not be able to obtain such financing on favorable terms, if at all, which could force us to delay, reduce or eliminate our research and development or commercialization activities.
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the 2018 Notes). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the 2019 Notes). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of March 31, 2017, approximately $32.5 million aggregate principal amount of the 2018 Notes was outstanding and approximately $140.5 million aggregate principal amount of the 2019 Notes was outstanding.
The next interest payment on our 2019 Notes of approximately $3.5 million was due April 3, 2017. We decided not to pay the interest payment on April 3, 2017 and, as provided for in the Indenture, dated as of April 1, 2014 (2019 Indenture), by and between the Company and Wells Fargo Bank, National Association, as trustee (including its successor or assign as trustee under the Indenture, the Trustee) that governs the 2019 Notes, commenced a 30-day grace period to make such payment. We did not make such interest payment on May 3, 2017, which was the last day of such 30-day grace period. Our failure to pay this interest payment on May 3, 2017 results in an event of default under the 2019 Indenture governing the 2019 Notes. While the event of default is continuing under the 2019 Indenture, the Trustee or holders of at least 25% in aggregate principal amount of the 2019 Notes may, among other things, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts. However, on May 3, 2017, we entered into a Forbearance Agreement (Forbearance Agreement) with certain beneficial owners and/or investment advisors or managers of discretionary accounts for such beneficial owners (Holders) of approximately 69% in aggregate principal amount of our 2019 Notes (Consenting Holders). With the support of the Consenting Holders, we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period. We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful on this time frame. The terms of the Forbearance Agreement are described in Note 17 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Pursuant to the Forbearance Agreement, each Consenting Holder has agreed that, during the “Forbearance Period” (as defined below) and subject to certain termination events, it will not, among other things, (i) take any action, enforce any of its rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, or (ii) direct the Trustee to take any action, enforce any rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, against us, our affiliates or, in each case, any assets thereof, in each case solely with respect to our failure to make the interest payment due on April 3, 2017 on the 2019 Notes. As defined in the Forbearance Agreement, the “Forbearance Period” ends on the earlier of June 28, 2017 and the occurrence of any of the specified early termination events described therein. If we fail to comply with the terms of the Forbearance Agreement and/or fail, among other things, to meet the deliverables specified therein in the applicable time frame, the Forbearance Period will terminate and the Consenting Holders may, or may direct the Trustee to, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts.
If lenders or noteholders accelerate our outstanding indebtedness, our borrowings will become immediately payable and we will not have sufficient liquidity to repay those accelerated amounts. If we are unable to reach an agreement with lenders and noteholders to address any such defaults, we would likely pursue a variety of solutions that may include strategic and refinancing alternatives through a private restructuring of our indebtedness, seeking additional debt or equity financing, assets sales or a filing under Chapter 11 of the U.S. Bankruptcy Code, which could include a restructuring of our various debt obligations. There can be no assurance that we will be successful in completing any such transaction or restructuring, or will do so on terms that result in any payment or value to the holders of our equity securities.
In March 2016, we issued $27,850,000 aggregate principal amount of our Series A Convertible Preferred Stock. The terms of our Series A Convertible Preferred Stock are described in Note 14 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
In June 2016, we entered into a loan and security agreement (SVB Agreement) with Silicon Valley Bank (SVB) that provides for a $12.9 million letter of credit facility (the Facility) denominated in U.S. dollars or a foreign currency. The Facility supports the standby letter of credit issued on April 29, 2016 by SVB (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to the Brazilian Development Bank (BNDES) in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the Scotia Bank Confirmation) on behalf of Silicon Valley Bank. On May 2, 2017 we amended and restated the SVB Agreement (Amended SVB Agreement). The Amended SVB Agreement, and related Bank Services Pledge Agreement, set up a restricted collateral account with SVB that will contain not less than 110% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility (Restricted Cash). The initial balance in the restricted collateral account is $12.2 million. The Amended SVB Agreement also provides that we will keep not less than $5 million in a separate account at SVB that will also be part of the collateral package but is not restricted cash. We are subject to customary negative covenants under the Amended SVB Agreement, including a covenant that places limitations on change in control transactions. The Amended SVB Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs and continues, SVB may declare all outstanding obligations under the Facility immediately due and payable, with all obligations being immediately due and payable without any action by SVB if we (i) fail to be solvent (as defined in the Amended SVB Agreement), or (ii) begin an insolvency proceeding or an insolvency proceeding is begun against us that is not dismissed or stayed within 45 days. If an event of default occurs and continues, SVB may also transfer into the restricted collateral account funds from the Designated Deposit Account such that the total balance in the restricted collateral account equals 125% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility. If a demand for payment is made under any letter of credit issued under the Facility the principal amount paid by SVB shall accrue interest at a floating per annum rate equal to 2.0% above the prime rate, which interest shall be payable on demand.
Some of our previous funding has come from government grants; however, our future ability to obtain government grants is uncertain due to the competitive bid process and other factors. In addition, we expect to raise additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, if SB Oils needs and is unable to secure additional financing, we will be required to fund our portion of SB Oils' capital requirements from existing sources or seek additional financing. In addition, the working capital requirements of SB Oils may increase as SB Oils increases production due to an increase in inventory and the manufacture of out-of-specification product during the ramp-up of commercial production. Furthermore, Bunge has been providing working capital to SB Oils through a revolving loan facility with a maturity date of April 2, 2017, with repayment of amounts outstanding thereunder due on May 3, 2017 (taking into account waivers granted by Bunge to SB Oils). In addition, we are in discussions with Bunge to extend the maturity date of the revolving loan facility under which Bunge has been providing working capital to SB Oils. If Bunge does not further extend the maturity date of the revolving loan facility or if the parties cannot come to an agreement on the repayment of the revolving loan facility, SB Oils would need to find alternative sources of financing. SB Oils may not be able to obtain such financing on favorable terms, or at all, which may lead to increased equity investments in the SB Oils JV by TerraVia and Bunge.

Our independent registered public accounting firm, Deloitte & Touche LLP included a going concern uncertainty explanatory paragraph in its Report of Independent Registered Public Accounting Firm issued to us in connection with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2017. Our business has not been generating sufficient cash flow from operations, and funds may not be available in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, and we could utilize our available financial resources sooner than we currently expect. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise adequate funds and continue to incur losses, we will not be able to fund our operations or continue our business as a going concern. For additional information, see Note 3 - Going Concern Uncertainty - of the notes to the unaudited interim condensed consolidated financial statements.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness.
As of March 31, 2017, our total consolidated indebtedness was $173.0 million. Of our $173.0 million of indebtedness, none is currently secured. As of March 31, 2017, we had a cash and marketable securities balance of $44.8 million. The 2019 Notes mature on October 1, 2019 and the 2018 Notes mature on February 1, 2018. We also may be required to provide a corporate guarantee with respect to the portion of the JV BNDES loan that, when added to our bank guarantee, does not exceed our percentage ownership in the SB Oils JV.
The next interest payment on our 2019 Notes of approximately $3.5 million was due April 3, 2017. We decided not to pay the interest payment on April 3, 2017 and, as provided for in the 2019 Indenture, by and between the Company and Wells Fargo Bank, National Association, as trustee (including its successor or assign as trustee under the Indenture, the Trustee) that governs the 2019 Notes, commenced a 30-day grace period to make such payment. We did not make such interest payment on May 3, 2017, which was the last day of such 30-day grace period. Our failure to pay this interest payment on May 3, 2017 results in an event of default under the 2019 Indenture governing the 2019 Notes. While the event of default is continuing under the 2019 Indenture, the Trustee or holders of at least 25% in aggregate principal amount of the 2019 Notes may, among other things, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts. However, on May 3, 2017, we entered into a Forbearance Agreement with Consenting Holders. With the support of the Consenting Holders, we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period.  We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful on this time frame. The terms of the Forbearance Agreement are described in Note 17 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Pursuant to the Forbearance Agreement, each Consenting Holder has agreed that, during the “Forbearance Period” (as defined below) and subject to certain termination events, it will not, among other things, (i) take any action, enforce any of its rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, or (ii) direct the Trustee to take any action, enforce any rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, against us, our affiliates or, in each case, any assets thereof, in each case solely with respect to our failure to make the interest payment due on April 3, 2017 on the 2019 Notes. As defined in the Forbearance Agreement, the “Forbearance Period” ends on the earlier of June 28, 2017 and the occurrence of any of the specified early termination events described therein. If we fail to comply with the terms of the Forbearance Agreement and/or fail, among other things, to meet the deliverables specified therein in the applicable time frame, the Forbearance Period will terminate and the Consenting Holders may, or may direct the Trustee to, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts. We could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets at potentially depressed valuations and may receive less than the value at which those assets are carried on our financial statements. There can be no assurance that we will be successful in negotiating a transaction or sale of the company on terms that are favorable and the holders of our equity securities may receive little or no payment or value in respect of their investment in the company.
We have generated limited revenues from the sale of our products, and our business may fail if we are not able to successfully commercialize these products.
We have had only limited product revenues to date, with historic positive gross margins principally derived from the commercial sale of skin and personal care products through our Algenist business, which we sold to a third party in August 2016, and negative gross margins on certain other commercial product sales. Sales of our ingredients and other products have not historically generated positive gross margins. If we are not successful in replacing sales of Algenist products with sales of our other products at acceptable prices, further advancing our existing commercial arrangements with strategic partners, developing new arrangements, ramping up or otherwise increasing manufacturing capacity at the SB Oils production facility and securing reliable access to sufficient volumes of low-cost feedstock, we will be unable to generate meaningful revenues from our products. We are subject to the substantial risk of failure facing businesses seeking to develop products based on a new technology.
Certain factors that could, alone or in combination, prevent us from successfully commercializing our products include:

•	our ability to secure reliable access to sufficient volumes of low-cost feedstock;

•	our ability to achieve commercial-scale production of our products on a cost-effective basis and in a timely manner;

•	our ability to generate sufficient cash flows to fund our operations and continue as a going concern;

•	our ability to secure consistent and reliable supplies of power and steam for production facilities;

•	technical or operational challenges with our manufacturing processes or with development, scaling up or ramping production of new products that we are not able to overcome;

•	our ability to secure capacity for the manufacture of our products once operations at our Peoria production facility are suspended;

•	our ability to consistently manufacture our products within specifications;

•	our ability to establish and maintain successful relationships with development, feedstock, manufacturing and commercialization partners;

•	our ability to gain market acceptance of our products with customers and maintain customer relationships;

•	our ability to sell our products at an acceptable price;

•	our ability to manage our growth;

•	our ability to meet applicable regulatory requirements for the production, distribution and sale of our products and to comply with applicable laws and regulations;

•	actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target; and

•	public concerns about the ethical, legal, environmental and social ramifications of the use of targeted recombinant technology, land use and the potential diversion of resources from food production.
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
We do not have any long-term supply agreements or other guaranteed access to feedstock other than for the supply of feedstock to SB Oils by our partner, Bunge, pursuant to our joint venture arrangement that includes a feedstock supply agreement. As we scale our production, we anticipate that the production of our microalgae-based products will require large volumes of feedstock, and we may not be able to contract with feedstock producers to secure sufficient quantities of feedstock at reasonable costs or at all. For example, sugarcane-based sucrose for the SB Oils production facility in Moema, Brazil is being provided by Bunge. Sugar and corn are traded as commodities and are subject to price volatility. While we may seek to manage our exposure to fluctuations in the price of sugar and corn-based dextrose by entering into hedging transactions directly or through our joint venture arrangement, we may not be successful in doing so. If we cannot access feedstock in the quantities we need at acceptable prices, we may not be able to successfully commercialize our food ingredients, including aquaculture, nutrition, specialty personal care products and other products, and our business will suffer. If we do not succeed in entering into long-term supply contracts when necessary or successfully hedge against our exposure to fluctuations in the price of feedstock, our costs and profit margins may fluctuate from period to period as we will remain subject to prevailing market prices.
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
Due to the termination of certain contracts relating to third party manufacturing facilities in the United States and the planned suspension of operations at our Peoria production facility, some customers that previously had received our products from such facilities may need to qualify products that are now to be produced at the SB Oils production facility. A failure by the products manufactured at the SB Oils production facility to qualify or otherwise meet the requirements of our customers would adversely affect our business.
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
We do not wholly own facilities that can produce and process our products other than at small scale other than our Peoria production facility, where we plan to suspend operations. As such, we rely, and we expect to continue to rely, at least partially, on third parties (including partners and contract manufacturers) for the production and processing of our products. We currently have only one manufacturing arrangement for large-scale commercial fermentation: an agreement for the manufacture of certain products by SB Oils pursuant to a joint venture arrangement.
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
In February 2013, SB Oils entered into the JV BNDES Loan for project financing. Funds borrowed under the loan agreement have supported the production facility in Brazil, including a portion of the construction costs of the facility. In April 2016, the SVB SLOC was issued in favor of Itaú to support a bank guarantee issued to BNDES by Itaú on our behalf in connection with the JV BNDES Loan. The SVB SLOC is supported by the Facility, denominated in U.S. dollars or a foreign currency. The SVB SLOC is being supported by the Scotia Bank Confirmation on behalf of Silicon Valley Bank. On May 2, 2017 we entered into the Amended SVB Agreement. The Amended SVB Agreement, and related Bank Services Pledge Agreement, set up a restricted collateral account with SVB that will contain not less than 110% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility (Restricted Cash). The initial balance in the restricted collateral account is $12.2 million. The Amended SVB Agreement also provides that we will keep not less than $5 million in a separate account at SVB that will also be part of the collateral package but is not restricted cash. We are subject to customary negative covenants under the Amended SVB Agreement, including a covenant that places limitations on change in control transactions. The Amended SVB Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs and continues, SVB may declare all outstanding obligations under the Facility immediately due and payable, with all obligations being immediately due and payable without any action by SVB if we (i) fail to be solvent (as defined in the Amended SVB Agreement), or (ii) begin an insolvency proceeding or an insolvency proceeding is begun against us that is not dismissed or stayed within 45 days. If an event of default occurs and continues, SVB may also transfer into the restricted collateral account funds from the Designated Deposit Account such that the total balance in the restricted collateral account equals 125% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility. If a demand for payment is made under any letter of credit issued under the Facility the principal amount paid by SVB shall accrue interest at a floating per annum rate equal to 2.0% above the prime rate, which interest shall be payable on demand.
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
In 2016, changed our name from Solazyme, Inc. to TerraVia Holdings, Inc. and sold Algenist, our skin care business, to a third party. We are focusing on the commercialization of food ingredients, consumer food brands, animal nutrition and specialty personal care ingredients. In March 2017, we announced our plans to suspend operations at our Peoria production facility and look for strategic opportunities to partner our AlgaVia® line of products, as well as our Thrive® consumer oil business. We may not succeed in finding strategic alternatives that we believe appropriately value these businesses. We and our management may spend more resources than anticipated in evaluating strategic alternatives or continuing these businesses, which could negatively impact our overall business. Moreover, the minority interest we have in the Algenist business, which may not be successful, may lose some or all of its value.
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
In the food, animal nutrition and chemicals markets, we have entered into a joint venture arrangement with Bunge that is focused on the manufacture of products in Brazil and development agreements with various other partners. In addition, we have entered into a commercial supply agreement with Unilever for specialty personal care ingredients and SB Oils has entered into a commercial supply agreement with BioMar for use of AlgaPrime™ DHA in aquaculture. There can be no guarantee that we can successfully manage these strategic collaborations. Moreover, the exclusivity provisions of certain strategic arrangements limit our ability to commercialize our products outside of these arrangements.
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
Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners. If any of these events occurs, or if we fail to maintain our agreements with our partners, we may not be able to commercialize our existing and potential products, grow our business or generate sufficient revenues to support our operations. In addition, disagreements with a partner or former partner could result in disputes or litigation. Formal dispute resolution and litigation can require substantial time and resources, and the resolution of disputes and litigation may result in settlements or judgments that have a materially adverse impact on our results of operations or our financial condition. We are currently engaged in legal proceedings with our former partner Roquette Frères, S.A. (Roquette). For additional information regarding the Roquette proceedings, see Note 13 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements.
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
Moreover, in March 2017, the SB Oils JV's independent registered public accounting firm, Deloitte Touche Tohmatsu Auditores Independentes included a going concern uncertainty explanatory paragraph in its Independent Auditors' Report issued to the SB Oils JV. The SB Oils JV's business has not been generating sufficient cash flow from operations, and funds may not be available in an amount sufficient to enable it to pay its indebtedness, or to fund other liquidity needs, and it could utilize its available financial resources sooner than it currently expects. The SB Oils JV may not be able to raise sufficient additional funds on terms that are favorable to it, if at all. If the SB Oils JV fails to raise adequate funds and continues to incur losses, it will not be able to fund its operations or continue its business as a going concern.
We and Bunge each provide various administrative services to SB Oils, and Bunge also provides working capital to SB Oils through a revolving loan facility with a maturity date of April 2, 2017, which maturity date has been extended to May 3, 2017 by Bunge (taking into account waivers granted by Bunge to SB Oils). We are in discussions with Bunge to extend the maturity date of the revolving loan facility. If Bunge does not further extend the maturity date of the revolving loan facility or if the parties cannot come to an agreement on repayment of the revolving loan facility, SB Oils would need to find alternative sources of financing. SB Oils may not be able to obtain such financing on favorable terms, or at all, which may lead to increased equity investments in the SB Oils JV by us and Bunge, which we may not be able to fund. If we are unable to fund our financial obligations under the SB Oils JV arrangements, then SB Oils may not be able to continue as a going concern and this would have a material adverse effect on each of our and SB Oils' financial condition and results of operations. Furthermore, Bunge does not have previous experience working with our technology, and we cannot be sure that SB Oils will be successful in commercializing its products. In addition, there may be delays or cost overruns in connection with the ramp up and optimization of the SB Oils production facility. There may also be delays in our negotiation of the corporate guarantee in connection with the JV BNDES Loan. In addition, we will be required to maintain the required license, granted by the São Paulo State Environmental Department, to operate the SB Oils production facility. Any negative event with respect to these issues would delay the development and commercialization of the products manufactured at the SB Oils production facility. Furthermore, the agreements governing our partnership are complex and cover a range of future activities, and disputes may arise between us and Bunge that could delay the ramp up of the SB Oils production facility, the expansion of SB Oils' production capacity and/or the development and commercialization of the products manufactured at the SB Oils production facility or cause the dissolution of the SB Oils JV. In addition, on February 28, 2017, Bunge Limited filed its 2016 Annual Report on Form 10-K in which it reported equity investment impairment charges of $44 million in the fourth quarter of 2016 that included an impairment charge of Bunge's equity investment in the SB Oils JV. See Note 4 to our unaudited interim condensed consolidated financial statements for our analysis of our $44.9 million equity investment in the SB Oils JV.
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
We and Roquette engaged in an arbitration proceeding concerning the proper assignment of the intellectual property of SRN. In February 2015 the arbitration panel awarded all such intellectual property to us, and this award was confirmed by the U.S. District Court for the District of Delaware in December 2015 and this confirmation was upheld by the U.S. Court of Appeals for the Third Circuit in December 2016. In addition, Roquette commenced two separate actions in the U.S. District Court for the District of Delaware for declarations that, among other things, the arbitrators exceeded their authority by failing to render a timely arbitration award and as a result any orders or awards issued by the arbitrators are void. Summary judgment in these matters requested by Roquette was denied by the U.S. District Court for the District of Delaware in December 2015. We have counterclaimed for damages for misappropriation of trade secrets and breach of contract. In turn Roquette has counterclaimed that we have misused certain Roquette trade secrets. The proceedings are ongoing. See Note 13 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements for more information regarding our proceedings with Roquette. We cannot be sure that other disputes will not arise between us and Roquette related to the joint venture's business. Such disagreements and disputes are costly, time-consuming to resolve and distracting to our management.
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
Our business has encountered periods of rapid growth and evolution. Rapid growth or evolution places a strain on our human and capital resources. If we grow or evolve too rapidly or if our headcount or other aspects of our operating structure become misaligned with our strategy, we may need to reduce headcount or other operating costs. For example, in December 2014, as part of an adjustment to our operating and expense strategy related to the ramping up of SB Oils' production facility, we announced the intention to decrease operating expenses through a reduction in workforce and other cost-cutting measures. See the risk factor titled “We may experience significant delays and/or cost overruns in financing, designing, constructing and ramping up large commercial manufacturing facilities, which could result in harm to our business and prospects” above for more information. In addition, in January 2016, as part of our continuing strategy to focus operations on targeted, higher-value product categories, we streamlined operations by reducing our workforce and in March 2017, we announced a planned suspension of operations at our Peoria production facility as well as a further reduction of our workforce. Such reductions in workforce can have an adverse effect on our business.
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
We, and certain of our officers and directors, are involved, and may be involved in the future, in legal proceedings and claims arising in the course of our business. Such matters are subject to many uncertainties and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. See Note 13 - Commitments and Contingencies of the notes to the unaudited interim condensed consolidated financial statements of this report for a description of the material legal proceedings in which we are currently engaged.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, manufacturing and scientific personnel and directors, and on our ability to develop and maintain important relationships with leading academic institutions and scientists. We are dependent upon a number of key members of our senior management, including executive, manufacturing, business development and scientific personnel, and on our directors. If any of such persons left, our business could be harmed. All of our employees and directors are at-will and may resign at any time. The loss of the services of one or more of our key employees or directors could delay or have an impact on the successful commercialization of our products. We do not maintain any key man insurance. Competition for qualified personnel in the biotechnology field is intense, particularly in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. In addition, the restructurings that we implemented in December 2014, January 2016 and March 2017 could have an adverse impact on our ability to retain and recruit qualified personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.
We may not be able to meet applicable regulatory requirements for the sale of our microalgae-based products and the operation of production facilities, and, even if requirements are met, complying on an ongoing basis with the numerous regulatory requirements applicable to our various product categories and facilities will be time-consuming and costly.
Our food and nutrition products are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (FDA), state and local agencies and similar agencies outside the United States. In the U.S., food ingredients are regulated either as food additives or as substances generally recognized as safe, or GRAS. A GRAS self-determination can be made with respect to a substance by its manufacturer upon the receipt of an opinion from a panel of qualified experts who determine that the substance is GRAS for its intended conditions of use. A GRAS Notice for one algae oil was submitted to the FDA in June 2011, and a “no questions” letter was received from the FDA in June 2012. A GRAS Notice for each of whole algae flour and whole algae protein was submitted to the FDA, and a “no questions” letter was received from the FDA in 2013 for whole algae flour, in 2014 for whole algae protein and in 2015 for our second algae oil, an oleic algae oil. If the FDA were to disagree with the conclusions in future GRAS Notices, they could ask that the products be voluntarily withdrawn from the market or could initiate legal action to halt their sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming with approval, if secured, taking years. In Brazil, we submitted applications to the Brazilian Health Surveillance Agency (ANVISA) for approval of various food products. We received food approval with no restrictions for our whole algae flour in July 2015. In Canada, we received a Letter of No Objection for whole algae flour in February 2016 and for whole algae protein in December 2016. Other products may or may not be approved in the future. Any significant delay or disapproval of our food products by ANVISA, Health Canada or other government agencies in these or other countries would adversely affect our food and nutrition business in these and other countries.
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
Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, website management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. A variety of methods may be used against us to obtain unauthorized access to our systems, disable or degrade service or induce employees, users, partners or customers to disclose sensitive information. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not provide absolute security and may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. In addition, because the techniques used in these breaches or attacks change frequently and have become more sophisticated over time and often are not known until actually launched, we may be unable to anticipate the techniques used and thus may be unable to implement appropriate security measures. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency or disaster recovery plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations, as well as possible damage to our market reputation and brand. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. The occurrence of any of these events may adversely affect our business, results of operations and financial condition, as well as our competitive position and may be expensive to remedy.
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
Changes in patent laws, whether new or related to the America Invents Act, or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property rights or may affect our ability to obtain, defend or enforce our intellectual property. In the U.S., depending on the decisions and actions taken by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In foreign jurisdictions, depending on the decisions and actions taken by the foreign government, the judicial system of the jurisdiction, and its patent office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future. Changes to patent law may increase the costs of prosecution and enforcement of U.S. patents and our ability to obtain, defend or enforce our patents. Such changes could have an adverse impact on the operation of our business and may favor companies able to dedicate more resources to patent filings and challenges.

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

•	delays or greater than anticipated expenses associated with the provision of key support and/or operational services to manufacturing facilities;

•	our capital requirements or capital requirements of our joint ventures;

•	our ability to effectively manage larger working capital positions as we increase commercial production and distribution of our products;

•	disruptions in the production process at any facility where we produce our products, including due to equipment failure or accidents;

•	the timing, size and mix of sales to customers for our products;

•	increases in price or decreases in availability of feedstocks such as sucrose from sugarcane and/or dextrose from corn;

•	fluctuations in the price of, and demand for, products based on petroleum or other oils for which our products are alternatives;

•	the unavailability of contract manufacturing capacity altogether or at anticipated cost;

•	fluctuations in foreign currency exchange rates;

•	seasonal production and sale of our products;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	unanticipated expenses associated with changes in governmental regulations and environmental, health and safety requirements;

•	reductions or changes to existing regulations and policies that impact the food (including aquaculture), nutrition or specialty personal care markets;

•	departure of key employees;

•	business interruptions, such as earthquakes and other natural disasters;

•	our ability to integrate businesses that we may acquire;

•	our ability to transition out of businesses that we may divest;

•	risks associated with the international aspects of our business; and

•	changes in general economic, industry and market conditions, both domestically and in foreign markets in which we operate.
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
To date, we have financed our operations primarily through our initial public offering, completed in June 2011, public and private placements of our equity and convertible debt securities, credit facilities, government grants and funding from strategic partners. In January 2013 we issued $125.0 million aggregate principal amount of convertible senior subordinated notes due 2018 (the 2018 Notes). The 2018 Notes bear interest at a rate of 6.00% per year, payable in cash semi-annually. In April 2014 we issued 5,750,000 shares of our common stock and $149.5 million aggregate principal amount of convertible senior subordinated notes due 2019 (the 2019 Notes). The 2019 Notes bear interest at a rate of 5.00% per year, payable in cash semi-annually. As of March 31, 2017, approximately $32.5 million aggregate principal amount of the 2018 Notes was outstanding and approximately $140.5 million aggregate principal amount of the 2019 Notes was outstanding. In March 2016, we issued $27,850,000 aggregate principal amount of our Series A Convertible Preferred Stock. The terms of our Series A Convertible Preferred Stock are described in Note 14 in the accompanying notes to our unaudited interim condensed consolidated financial statements. In the second quarter of 2016, we entered into a loan and security agreement (SVB Agreement) with Silicon Valley Bank that provides for a $12.9 million letter of credit facility (the Facility) denominated in U.S. dollars or a foreign currency. The Facility supports the standby letter of credit issued on April 29, 2016 by SVB (SVB SLOC) in favor of Itaú Unibanco S.A. (Itaú) to support a bank guarantee issued by Itaú on our behalf to the Brazilian Development Bank (BNDES) in connection with the loan agreement entered into in 2013 between BNDES and SB Oils. The SVB SLOC is being supported by a bank confirmation issued by the Bank of Nova Scotia (the Scotia Bank Confirmation) on behalf of Silicon Valley Bank. On May 2, 2017 we amended and restated the SVB Agreement (Amended SVB Agreement). The Amended SVB Agreement, and related Bank Services Pledge Agreement, set up a restricted collateral account with SVB that will contain not less than 110% of the dollar equivalent of the face amount of all outstanding letters of credit under the Facility (Restricted Cash). The initial balance in the restricted collateral account is $12.2 million. The Amended SVB Agreement also provides that we will keep not less than $5 million in a separate account at Silicon Valley Bank that will also be part of the collateral package but is not restricted cash.
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
In addition, we expect to continue to seek additional funds through public or private debt or equity financings to meet our capital requirements, including our portion of joint venture funding requirements. For example, if the SB Oils JV needs and is unable to secure additional financing, we will be required to fund our portion of the SB Oils JV’s capital requirements from existing sources or seek additional financing. In addition, the working capital requirements of the SB Oils JV may increase as the SB Oils JV increases production due to an increase in inventory and the manufacture of out-of-specification product during the ramp-up of commercial production.

We may not be able to raise or obtain sufficient funds to continue as a going concern on terms that are favorable to us, if at all. If we fail to raise or obtain sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop and commercialize products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research and development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue as a going concern.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness.
As of March 31, 2017, our total consolidated indebtedness was $173.0 million. Of our $173.0 million of indebtedness, none is currently secured. We also may be required to provide a corporate guarantee with respect to the portion of the JV BNDES loan that, when added to our bank guarantee, does not exceed our percentage ownership in the SB Oils JV.
The next interest payment on our 2019 Notes of approximately $3.5 million was due April 3, 2017. We decided not to pay the interest payment on April 3, 2017 and, as provided for in the 2019 Indenture, by and between the Company and Wells Fargo Bank, National Association, as trustee (including its successor or assign as trustee under the Indenture, the Trustee) that governs the 2019 Notes, commenced a 30-day grace period to make such payment. We did not make such interest payment on May 3, 2017, which was the last day of such 30-day grace period. Our failure to pay this interest payment on May 3, 2017 results in an event of default under the 2019 Indenture governing the 2019 Notes. While the event of default is continuing under the 2019 Indenture, the Trustee or holders of at least 25% in aggregate principal amount of the 2019 Notes may, among other things, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts. However, on May 3, 2017, we entered into a Forbearance Agreement with Consenting Holders. With the support of the Consenting Holders, we are engaged in a process to sell all, substantially all, or a portion of the company by or before the conclusion of the Forbearance Period.  We are also concurrently in negotiations with our noteholders to restructure or equitize their debt if the sales process is not ultimately successful on this time frame. The terms of the Forbearance Agreement are described in Note 17 in the accompanying notes to our unaudited interim condensed consolidated financial statements.
Pursuant to the Forbearance Agreement, each Consenting Holder has agreed that, during the “Forbearance Period” (as defined below) and subject to certain termination events, it will not, among other things, (i) take any action, enforce any of its rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, or (ii) direct the Trustee to take any action, enforce any rights or remedies or accelerate the obligations under the 2019 Indenture, the 2019 Notes or otherwise, against us, our affiliates or, in each case, any assets thereof, in each case solely with respect to our failure to make the interest payment due on April 3, 2017 on the 2019 Notes. As defined in the Forbearance Agreement, the “Forbearance Period” ends on the earlier of June 28, 2017 and the occurrence of any of the specified early termination events described therein. If we fail to comply with the terms of the Forbearance Agreement and/or fail, among other things, to meet the deliverables specified therein in the applicable time frame, the Forbearance Period will terminate and the Consenting Holders may, or may direct the Trustee to, accelerate 100% of the principal of, and accrued and unpaid interest on, the 2019 Notes to be due and payable immediately upon such acceleration and seek immediate repayment in full of such amounts.
We expect that our business will not continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures for the foreseeable future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We are currently pursuing each of these alternatives, though we may not be successful in such efforts. Our ability to refinance our indebtedness will depend on the capital markets and our financial conditions at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In August 2016, we closed the sale of our Algenist business to TCP Algenist LLC, a Delaware limited liability company (“Buyer”) and Algenist Holdings, Inc., a Delaware corporation (“Algenist Holdings”) in exchange for $18.8 million in cash, net of closing costs, 601,969 shares of common stock of Algenist Holdings (amounting to 19.9% of its outstanding capital stock) and the assumption of substantially all of the liabilities related to the Algenist business by Algenist Holdings.
We expect to continue to supply active ingredients formulated in the Algenist product line to Algenist Holdings. We may not, however, be able to realize the anticipated benefits from our minority holdings or this supply arrangement, as we do not control the Algenist business, including with respect to the operation of the business and the amount or timing of resources that Buyer devotes to the Algenist business or this supply arrangement. Our minority interest in the Algenist business and supply arrangement with Algenist Holdings may not provide us with a return on investment and our investment may lose some or all of its value.
In addition, under the terms of the sale agreement, subject to certain limitations, we agreed to indemnify Buyer and certain other parties against breaches of our representations, warranties or covenants in the sale agreement and other specified damages. If Buyer makes a claim for indemnification against us, we may incur expenses to contest or resolve the claim (including indemnifiable damages for third party claims, if adversely decided) that could adversely affect our financial results.
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
Our management has concluded that there were no material weaknesses in our internal controls over financial reporting as of December 31, 2016, and there was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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
A substantial number of shares of our common stock may be issued in connection with the exercise of options outstanding under our equity incentive plans, the vesting of restricted stock awards and restricted stock units, the exercise of outstanding warrants, the conversion of or exchange for outstanding 2018 Notes and 2019 Notes, and the conversion of our Series A preferred stock. See Note 6 in the accompanying notes to our unaudited interim condensed consolidated financial statements for additional information regarding the number of outstanding shares of potentially dilutive securities. Also see Note 7 in the accompanying notes to our unaudited interim condensed consolidated financial statements for information regarding the possible conversion of the 2018 Notes and 2019 Notes into shares of our common stock. In addition, we expect to issue additional shares under our equity incentive plans and employee stock purchase plan in the future. In the future, we may issue additional shares of common stock or other equity-linked securities to raise additional capital.
Any future sale or issuance of common stock could adversely impact the trading price of our common stock.

If the market price of our common stock were to cease to be quoted on a national exchange, the market price of our common stock and our reputation would be negatively impacted.
In April 2017, we received a letter from The NASDAQ Stock Market LLC notifying us that we are not in compliance for continued listing on The NASDAQ Global Select Market as a result of the closing bid price of our common stock being below $1.00 for 30 consecutive business days. If our common stock were delisted from the NASDAQ Global Select Market, among other things, this could result in a number of negative implications, including reduced price and liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the loss of the ability to raise future capital, less coverage by analysts, fewer business development opportunities and greater difficulty in obtaining financing. The threat of delisting may also lead to a “reverse split” to increase the per share price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
See Form 8-K filed by the company on May 3, 2017.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002					X
10.1	Resignation letter dated March 3, 2017, by and between TerraVia Holdings, Inc. and Jonathan Wolfson					X
101
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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

Date: May 5, 2017